Form 10-Q
period 1996-03-31
THOMAS GROUP INC
filed 1996-05-07
CIK 900017

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               ---------------

                                  FORM 10-Q

                               ---------------

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                     OR
           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER 0-22010

                               ---------------

                             THOMAS GROUP, INC.
           (Exact name of registrant as specified in its charter)

         DELAWARE                                        72-0843540
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)


                        5215 NORTH O'CONNOR BOULEVARD
                                 SUITE 2500
                           IRVING, TX  75039-3714
        (Address of principal executive offices, including zip code)

                               (214) 869-3400
            (Registrant's telephone number, including area code)

                               ---------------

                                    NONE
 (Former name, former address and former fiscal year, if changed since last report)
                               ---------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]

        As of April 24, 1996 the following number of shares of the registrant's stock were outstanding:

      Common Stock                                          5,743,874
      Class B Common Stock                                    161,535
                                                            ---------
        Total                                               5,905,409
                                                            =========

                               THOMAS GROUP, INC.

                                                                        PAGE NO.
PART I  - FINANCIAL INFORMATION

 Item 1 -  Financial Statements

           Consolidated Balance Sheets, March 31, 1996
            and December 31, 1995. . . . . . . . . . . . . . . . . . .      3
           Consolidated Statements of Operations for the
             Three Months Ended March 31, 1996 and 1995. . . . . . . .      4
           Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 1996 and 1995. . . . . . . .      5
           Notes to Consolidated Financial Statements. . . . . . . . .      6

 Item 2 -  Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . .      7


PART II - OTHER INFORMATION

 Item 6 -  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .     10

                               THOMAS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                                 MARCH 31,        DECEMBER 31,
                                           ASSETS                                                   1996              1995
                                                                                                 ---------        ------------
 Current Assets
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $10,396           $11,273
    Trade accounts receivable, net of allowances of $150 and $245, respectively   . . . . . .      13,771            14,476
    Accounts and notes receivable -- affiliates   . . . . . . . . . . . . . . . . . . . . . .         384              --
    Other, net of allowances of $382 and $382, respectively   . . . . . . . . . . . . . . . .       2,227             2,257
                                                                                                  -------           -------
       Total Current Assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26,778            28,006

 Net Property and Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,268             6,547
 Capitalized Software Development Costs . . . . . . . . . . . . . . . . . . . . . . . . . . .         831               832
 Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,655             4,772
                                                                                                  -------           -------
                                                                                                  $40,532           $40,157
                                                                                                  =======           =======



                            LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities

    Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . .    $  4,589          $  4,229
    Accounts payable- affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --               1,027
    Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,664             2,428
    Advance payments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         270               294
    Current maturities of long-term obligations   . . . . . . . . . . . . . . . . . . . . . .          15                27
                                                                                                  -------           -------
       Total Current Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,538             8,005

 Long-Term Obligations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,303             1,101
                                                                                                  -------           -------
       Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,841             9,106
                                                                                                  -------           -------




 Commitments and Contingencies



 Stockholders' Equity
    Common Stock, $.01 par value; 12,500,000 shares authorized;
       5,989,505 and 5,983,903 shares issued  . . . . . . . . . . . . . . . . . . . . . . . .          60                60
    Class B Common Stock, $.01 par value; 1,200,000 shares authorized;
       155,633 and 152,133 shares issued and outstanding  . . . . . . . . . . . . . . . . . .           2                 2
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18,213            18,094

    Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15,360            13,745
     Cumulative translation adjustment  . . . . . . . . . . . . . . . . . . . . . . . . . . .         128               283
    Treasury stock, 155,978 and 90,603 shares of Common, at cost  . . . . . . . . . . . . . .      (2,072)           (1,133)
                                                                                                  -------           -------
       Total Stockholders' Equity   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      31,691            31,051
                                                                                                  -------           -------
                                                                                                  $40,532           $40,157
                                                                                                  =======           =======





          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                        ---------------------------------
                                                                                            1996                 1995
                                                                                        ------------        -------------
 Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $19,256              $15,514
     Cost of Sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               12,616                9,663
                                                                                        ------------        -------------
 Gross Margin . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                6,640                5,851
      Selling, General and Administrative . . . . . . . . . . . . . . . . . . .                4,026                3,886
                                                                                        ------------        -------------
 Operating Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,614                1,965
      Interest Income, Net  . . . . . . . . . . . . . . . . . . . . . . . . . .                   76                   55
                                                                                        ------------        -------------
 Income Before Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . .                2,690                2,020
      Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,075                  808
                                                                                        ------------        -------------
 Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $1,615              $ 1,212
                                                                                        ============        =============

 Earnings Per Common and Common Equivalent Share  . . . . . . . . . . . . . . .                $0.25                $0.20
 Weighted Average Shares and Share Equivalents                                             6,386,251            6,027,098





          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                          THREE MONTHS ENDED
                                                                                                               MARCH 31,
                                                                                                        ----------------------
                                                                                                         1996           1995
                                                                                                        -------        -------
Cash Flows From Operating Activities
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 1,615        $ 1,212
          Adjustments to reconcile net income to net cash used in operating activities
              Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       634            358
              Allowance for doubtful accounts   . . . . . . . . . . . . . . . . . . . . . . . . . . .       (95)            --
              Provision for expatriate costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --             17
              Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11             11
              Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --             29
              Change in operating assets and liabilities
                  Decrease trade accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . .       671          3,984
                  Increase other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,070)           (42)
                  Increase accounts payable and accrued liabilities   . . . . . . . . . . . . . . . .       573            403

                  Decrease advance payments   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (22)           (94)
                  Increase income taxes payable   . . . . . . . . . . . . . . . . . . . . . . . . . .       168            298
                                                                                                        -------        -------
                        Net Cash Provided by Operating Activities . . . . . . . . . . . . . . . . . .     2,485          6,176
                                                                                                        -------        -------

Cash Flows Used In Investing Activities
    Decrease in short-term receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        41             --
    Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (885)          (285)
    Capitalization of software development costs  . . . . . . . . . . . . . . . . . . . . . . . . . .       (72)            --
    License purchase  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (250)            --
                                                                                                        -------        -------
                        Net Cash Used In Investing Activities . . . . . . . . . . . . . . . . . . . .    (1,166)          (285)
                                                                                                        -------        -------

Cash Flows From Financing Activities
    Purchase of 65,375 shares of treasury stock   . . . . . . . . . . . . . . . . . . . . . . . . . .      (939)            --
    Net proceeds from exercise of stock options   . . . . . . . . . . . . . . . . . . . . . . . . . .        77            286
    Repayment of other long-term obligations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (19)           (32)
    Payments and advances to affiliates   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,412)            (7)
                                                                                                        -------        -------
                        Net Cash (Used In) Provided By Financing Activities . . . . . . . . . . . . .    (2,293)           247
                                                                                                        -------        -------

Effect of Exchange Rate Changes on Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        97            370
                                                                                                        -------        -------

Net (Decrease) Increase In Cash and Cash Equivalents  . . . . . . . . . . . . . . . . . . . . . . . .      (877)         6,508
    Cash and Cash Equivalents
          Beginning of period   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11,273          3,942
                                                                                                        -------        -------
          End of period   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $10,396        $10,450
                                                                                                        =======        =======



          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

        1. The unaudited financial statements include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. Such adjustments are of a normal and recurring nature. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1995 Annual Report to Stockholders, together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1995 Annual Report to Stockholders. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results of operations for the entire year ending December 31, 1996.

        2. Earnings Per Share - Earnings per share amounts are based on the weighted average number of shares and dilutive share equivalents outstanding during the respective periods. Fully diluted earnings per share and share equivalents is not presented because the result is not materially different.

        3. Subsequent Events - On April 16, 1996 the Company made a $1.0 million payment to the previous owners of Interlink Technologies for the successful completion of a significant enhancement to the DC Wizard software product.

        From April 1 through April 24, 1996 the Company purchased 97,508 shares of its common stock on the open market for $1.4 million. The stock repurchase plan was approved by the Board of Directors in 1994 and authorized the repurchase of up to 250,000 shares. The Company repurchased 7,000 shares in 1994, no shares in 1995, and through April 24, 162,883 shares in 1996.

        4.       Supplemental Disclosure of Cash Flow Information

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      --------------------
                                                       1996           1995
                                                      -----          -----
Interest paid . . . . . . . . . . . . . . . . . . .      13             7
Income taxes paid . . . . . . . . . . . . . . . . .     759            80

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company derives its revenues from monthly fixed and incentive (or performance-oriented) fees for the implementation of Total Cycle Time(R) programs. Performance-oriented fees are tied to improvements in a variety of client performance measures typically involving response time, asset utilization, productivity and profitability.

The following table sets forth the percentages which items in the statement of operations bear to revenues.

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                    ---------------------
                                                     1996           1995
                                                    ------         ------
Revenues  . . . . . . . . . . . . . . . . . . . .   100.0%         100.0%
     Cost of Sales  . . . . . . . . . . . . . . .    65.5%          62.3%
                                                    ------         ------
Gross Margin  . . . . . . . . . . . . . . . . . .    34.5%          37.7%
     Selling, General and Administrative  . . . .    20.9%          25.0%
                                                    ------         ------
Operating Income  . . . . . . . . . . . . . . . .    13.6%          12.7%
     Interest Income, Net . . . . . . . . . . . .      .4%            .3%
                                                    ------         ------
Income Before Income Taxes  . . . . . . . . . . .    14.0%          13.0%
     Income Taxes . . . . . . . . . . . . . . . .     5.6%           5.2%
                                                    ------         ------
Net Income  . . . . . . . . . . . . . . . . . . .     8.4%           7.8%
                                                    ======         ======


THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

RESULTS OF OPERATIONS - Net income in the first quarter of 1996 was $1.6 million or $.25 per share, an increase of $0.4 million compared to $1.2 million or $.20 per share in the first quarter of 1995. Weighted average shares outstanding increased 6% compared to the first quarter of 1995.

Net income in the first quarter of 1996 improved as a result of continued cost control and contracting and implementation process improvements which generated improved program productivity.

REVENUES - Revenues were $19.3 million in the first quarter of 1996, an increase of $3.8 million or 25% from $15.5 million in the first quarter of 1995. Interlink contributed $2.6 million in first quarter revenue. Revenues from traditional TCT(R) programs were $16.7 million, an 8% increase from first quarter 1995. The domestic component of TCT(R) program revenue increased 61% to $11.0 million as a result of a number of large programs which were not present in 1995. Additionally, in the first quarter of 1995, the Company had three domestic programs which were subsequently canceled. International revenues declined 34% to $5.7 million due to the winding down of several large programs with a multi-national client which were replaced with programs having a high incentive content. Traditionally, realization of incentive revenues occurs several months into the program.

COST OF SALES - Cost of Sales (COS) includes all costs associated directly with the generation of revenue. Such costs include certain personnel and facilities costs, program-related travel and entertainment, hardware costs, and incentive compensation expense.

COS was $12.6 million in the first quarter of 1996, a 30% increase compared to $9.7 million in the first quarter of 1995. As a result of heightened demand, increased levels of business and the addition of Interlink personnel, the Company employed an average of 263 direct personnel, which consists of ResultantsSM and certain administrative personnel, in the first quarter of 1996 compared to 208 in the first quarter of 1995. This personnel increase resulted in compensation increases of approximately $1.8 million. Additionally, COS includes $1 million of Interlink hardware purchases which were not present in the first quarter of 1995.

These increases were offset slightly by a $0.1 million decrease in incentive compensation expense from $0.8 million in the first quarter of 1995. Incentive compensation is based on Company financial performance and certain pre- defined targets.

GROSS MARGIN - Gross margin was $6.6 million representing 34.5% of revenues in the first quarter of 1996 compared to $5.9 million and 37.7% of revenues in the first quarter of 1995. Gross margin declined as a result of a number of factors. First, the Company has added 30 ResultantsSM to its workforce in the first quarter of 1996. ResultantSM hirings occur slightly in advance of programs starts so they can be extensively trained in the TCT(R) methodology. This creates an increase in compensation costs, but no corresponding increase in program revenue until the ResultantSM is assigned to a program. This depresses margin during hiring periods. Over the comparable period in 1995, ResultantSM headcount remained flat. Second, margins on Interlink's operations are traditionally less than those realized on TCT(R) programs. The Company did not have sales from Interlink's operations in the first quarter of 1995.
Third, the sharp decline in European revenues coupled with the higher cost of European ResultantsSM further depressed overall Company margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses (SG&A) consist of all operating expenses not directly associated with the generation of revenue. A majority of SG&A expenses are for corporate personnel (including certain officers), non-program-related travel and entertainment, corporate facilities costs, and professional and legal costs.

SG&A was $4.0 million in the first quarter of 1996, a 3% increase compared to $3.9 million in the first quarter of 1995. Excluding the addition of Interlink costs, SG&A decreased by $0.3 million. This decrease was due primarily to reductions in all general and administrative areas as the Company continues to focus on increasing administrative efficiency.

OTHER - The Company's effective tax rate was 40% in the first quarter of 1996, equal to the 40% rate in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $0.9 million in the first quarter of 1996 compared to a $6.5 million increase in the first quarter of 1995. The major components of these changes are discussed below:

CASH FLOWS FROM OPERATING ACTIVITIES - Net cash flows from operating activities was $2.9 million. Cash flows from operating activities in the first quarter of 1996 were used to fund capital additions during the period. Accounts receivable balances more than 30 days past due at March 31, 1996 were $1.4 million, unchanged from December 31, 1995. Days sales outstanding has also improved from 79 days at December 31, 1995 to 65 days at March 31, 1996.

CASH FLOWS FROM INVESTING ACTIVITIES - Cash used for capital additions comprise most of the Company's investing activities. Capital expenditures related primarily to the CEO Center expansion in the first quarter of 1996. Additionally, the Company acquired a license in certain technologies and methodologies which will be implemented into the Company's current and future programs.

CASH FLOWS FROM FINANCING ACTIVITIES - Cash flows used in financing activities in the first quarter of 1996 were for the purchase of treasury shares, the settlement of 1995 amounts due to affiliates and certain 1996 advances to affiliates.

The Company has no outstanding long-term indebtedness. The Company has a $6.0 million line of credit agreement with Comerica Bank expiring February 1998. Loans under this agreement bear interest at the prime rate and are unsecured. During the first quarter of 1996, the Company did not incur any borrowings under this line of credit.

In 1994 the Board of Directors approved a stock repurchase plan for up to 250,000 shares. The Company may purchase stock in the open market in the future under this program. The Company purchased 65,375 shares in the first quarter of 1996 and 97,508 additional shares from April 1 through April 24, 1996 under this plan.

FINANCIAL CONDITION - The Company believes that its financial condition remains strong and that it has the financial resources necessary to meet its needs.
The Company does, however, believe its excess cash balance will gradually decline over the next few months as expansion of the business will require capital resources. Additionally, the Company has and will continue to make significant foreign and domestic estimated tax payments in 1996 compared to those made in 1995 and may continue to purchase stock under its stock buyback program. Cash provided by operating activities and the Company's credit facility should be sufficient to meet operational needs and expansion plans during 1996.

                               THOMAS GROUP, INC.

PART II -- OTHER INFORMATION

 Item 6 --    Exhibits and Reports on Form 8-K

          (a) Exhibits

              11 -- Statement Regarding Computation of Earnings Per Share
              21 -- Subsidiaries of Registrant (filed as Exhibit 21 to the
                    Company's 1995 Form 10-K and incorporated herein by reference)
              27 -- Financial Data Schedule

          (b) Reports on Form 8-K for the Quarter Ending March 31, 1996 - None




                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THOMAS GROUP, INC.
                              ------------------
                                  Registrant


      May 6, 1996                           /s/ Philip R. Thomas
     -------------                          --------------------
          Date                                  Philip R. Thomas
                                    Chairman and Chief Executive Officer




      May 6, 1996                          /s/ Leland L. Grubb, Jr.
     -------------                         -----------------------
          Date                                 Leland L. Grubb, Jr.
                           Vice President, Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting Officer)

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                    DESCRIPTION
- -------                   -----------
 11           -- Statement Regarding Computation of Earnings Per Share
 21           -- Subsidiaries of Registrant (filed as Exhibit 21 to the
                 Company's 1995 Form 10-K and incorporated herein by
                 reference)
 27           -- Financial Data Schedule