Form 10-Q
period 1996-06-30
THOMAS GROUP INC
filed 1996-08-13
CIK 900017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22010

                                   ----------

                               THOMAS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             72-0843540
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

                         5215 NORTH O'CONNOR BOULEVARD
                                   SUITE 2500
                              IRVING, TEXAS  75039
          (Address of principal executive offices, including zip code)


                                 (214) 869-3400
              (Registrant's telephone number, including area code)

                                   ----------

                                      NONE
  (Former name, former address and former fiscal year, if changed since last report)

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

         As of July 31, 1996, the following number of shares of the registrant's stock were outstanding:

        Common Stock                                             5,874,038
        Class B Common Stock                                        47,083
                                                                 ---------
          Total                                                  5,921,121
                                                                 =========

                               THOMAS GROUP, INC.



PART I -- FINANCIAL INFORMATION

                                                                                                                     PAGE NO.
 Item 1 -- Financial Statements
         Consolidated Balance Sheets, June 30, 1996 and December 31, 1995  . . . . . . . . . . . . . . . . . . .        3
         Consolidated Statements of Operations for the Three Months and Six Months Ended
             June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4
         Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1995   . . . . . . . .        5
         Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6
 Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.  . . . . . . .        7


PART II - OTHER INFORMATION
 Item 6 -- Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11

                               THOMAS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                          ASSETS                                                  JUNE 30,          DECEMBER 31,
                                                                                                   1996                 1995
                                                                                              ---------------     ---------------
         Current Assets
            Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .           $  7,037            $ 11,273
            Trade accounts receivable, net of allowances of $150 and $245,
              respectively  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             15,749              14,476
            Accounts and notes receivable -- affiliates . . . . . . . . . . . . . . . . .                765                 --
            Other, net of allowances of $382  . . . . . . . . . . . . . . . . . . . . . .              2,006               2,257
                                                                                                    --------            --------
              Total Current Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .             25,557              28,006
         Net Property and Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .              7,626               6,547
         Capitalized Software Development Costs . . . . . . . . . . . . . . . . . . . . .              1,758                 832
         Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              5,564               4,772
                                                                                                    --------            --------
                                                                                                    $ 40,505            $ 40,157
                                                                                                    ========            ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
         Current Liabilities
            Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . . . .           $  3,614            $  4,229
            Accounts payable - affiliates . . . . . . . . . . . . . . . . . . . . . . . .                --                1,027
            Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,373               2,428
            Advance payments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                141                 294
            Current maturities of long-term obligations . . . . . . . . . . . . . . . . .                --                   27
                                                                                                    --------            --------
              Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . . . .              6,128               8,005
         Long-Term Obligations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,361               1,101
                                                                                                    --------            --------
              Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              7,489               9,106
                                                                                                    --------            --------

         Commitments and Contingencies

         Stockholders' Equity
            Common Stock, $.01 par value; 12,500,000 shares authorized; 6,139,827 and
              5,983,903 shares issued . . . . . . . . . . . . . . . . . . . . . . . . . .                 61                  60
            Class B Common Stock, $.01 par value; 1,200,000 shares
              authorized; 49,476 and 152,133 shares issued and outstanding  . . . . . . .                  1                   2
            Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . .             18,900              18,094
            Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             17,532              13,745
            Cumulative translation adjustment . . . . . . . . . . . . . . . . . . . . . .                (70)                283
            Treasury stock, 247,548 and 90,603 shares of Common, at cost  . . . . . . . .             (3,408)             (1,133)
                                                                                                    --------            --------
              Total Stockholders' Equity  . . . . . . . . . . . . . . . . . . . . . . . .             33,016              31,051
                                                                                                    --------            --------
                                                                                                    $ 40,505            $ 40,157
                                                                                                    ========            ========





          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                   June 30,                                June 30,
                                                         -----------------------------         -----------------------------
                                                            1996                1995               1996               1995
                                                          ---------          ---------          ---------          ---------
Revenues  . . . . . . . . . . . . . . . . . . . .        $   19,895         $   16,320         $   39,151         $   31,834
      Cost of Sales . . . . . . . . . . . . . . .            11,610              9,930             24,226             19,593
                                                         ----------         ----------         ----------         ----------
Gross Margin  . . . . . . . . . . . . . . . . . .             8,285              6,390             14,925             12,241
      Selling, General and Administrative . . . .             4,782              3,406              8,808              7,292
                                                         ----------         ----------         ----------         ----------
Operating Income  . . . . . . . . . . . . . . . .             3,503              2,984              6,117              4,949
Interest Income, Net  . . . . . . . . . . . . . .                58                149                134                204
                                                         ----------         ----------         ----------         ----------
Income Before Income Taxes  . . . . . . . . . . .             3,561              3,133              6,251              5,153
Income Taxes  . . . . . . . . . . . . . . . . . .             1,389              1,253              2,464              2,061
                                                         ----------         ----------         ----------         ----------
Net Income  . . . . . . . . . . . . . . . . . . .        $    2,172         $    1,880         $    3,787         $    3,092
                                                         ==========         ==========         ==========         ==========
Earnings Per Common and Common
    Equivalent Share  . . . . . . . . . . . . . .             $0.34              $0.30              $0.59              $0.50
Weighted Average Shares and Share Equivalents . .         6,396,358          6,265,362          6,381,276          6,188,131









          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                             SIX MONTHS ENDED
                                                                                                                 JUNE 30,
                                                                                                           ----------------------
                                                                                                            1996           1995
                                                                                                           -------        -------
Cash Flows From Operating Activities
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 3,787        $ 3,092
     Adjustments to reconcile net income to net cash used in operating activities
            Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,526            801
            Allowance for doubtful accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (95)            --
            Provision for expatriate costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (60)             4
            Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          126             11
            Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --              6
            Change in operating assets and liabilities
             Trade accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,479)         3,990
             Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,406)          (677)
             Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .         (193)         1,264
             Advance payments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (150)          (481)
             Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          558          1,542
                                                                                                           -------        -------
                            Net Cash Provided By (Used In) Operating Activities . . . . . . . . . . .        2,614          9,552
                                                                                                           -------        -------

Cash Flows Used In Investing Activities
  Decrease in short-term receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          598             --
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,844)          (460)
  Capitalization of software development cost . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,171)            --
  Acquisition of intangibles  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (250)            --
                                                                                                           -------        -------
          Net Cash Used In Investing Activities . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,667)          (460)
                                                                                                           -------        -------

Cash Flows From Financing Activities
  Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,275)            --
  Net proceeds from exercise of stock options . . . . . . . . . . . . . . . . . . . . . . . . . . . .          124            471
  Repayment of other long-term obligations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (38)           (47)
  Net advances to affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (765)            10
  Repayment of obligations to affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,027)            --
                                                                                                           -------        -------
          Net Cash Provided By (Used In) Financing Activities . . . . . . . . . . . . . . . . . . . .       (3,981)           434
                                                                                                           -------        -------

  Effect of Exchange Rate Changes on Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (202)             1
                                                                                                           -------        -------

Net Increase (Decrease) In Cash and Cash Equivalents  . . . . . . . . . . . . . . . . . . . . . . . .       (4,236)         9,527
  Cash and Cash Equivalents
     Beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,273          3,942
                                                                                                           -------        -------
     End of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 7,037        $13,469
                                                                                                           =======        =======





          See accompanying notes to consolidated financial statements.

                              THOMAS GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



         1. The unaudited consolidated financial statements include all adjustments, which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1995 Annual Report to Stockholders. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results of operations for the entire year ending December 31, 1996.


         2. Earnings Per Share - Earnings per share amounts are based on the weighted average number of shares and dilutive share equivalents outstanding during the respective periods. Fully diluted earnings per share and share equivalents is not presented because the result is not materially different.

         3. Significant Clients - The Company earned in excess of 10% of its total revenues from two clients in the six months ended June 30, 1996 and from one client in the six months ended June 30, 1995. Revenues from the two significant clients in the six months ended June 30, 1996 totaled $9.0 million or 23% of revenues. Revenues from the significant client in the six months ended June 30, 1995 totaled $7.7 million or 24% of revenues.

         4. Subsequent Events - On July 30, 1996 the Company acquired substantially all of the assets of BERMAC Communications (BERMAC) a multimedia software company, for approximately $2.3 million in cash. The acquisition was funded with cash from operations and accounted for under the purchase method of accounting. BERMAC's results of operations will be included in the Company's consolidated financial statements beginning July 1, 1996. BERMAC's operations are not material in relation to the Company's consolidated financial statements; therefore, pro forma financial information has not been presented.

         5.      Supplemental Disclosure of Cash Flow Information

                                                         SIX MONTHS ENDED
                                                              JUNE 30,
                                                       -----------------------
                                                         1996          1995
                                                       ---------     ---------
Interest paid                                          $    15        $     15
Income taxes paid                                        1,227             292

                               THOMAS GROUP, INC.


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

The following table sets forth the statements of operations as a percentage of revenues.



                                                              THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                                  JUNE 30,                                     JUNE 30,
                                                        ------------------------------             -----------------------------
                                                          1996                 1995                  1996                 1995
                                                        --------              --------             --------             --------
Revenues . . . . . . . . . . . . . . . . . .               100.0                 100.0                100.0                100.0
      Cost of Sales . . . . . . . . . . . . .               58.4                  60.8                 61.9                 61.5
                                                        --------              --------             --------             --------
Gross Margin  . . . . . . . . . . . . . . . .               41.6                  39.2                 38.1                 38.5
      Selling, General and Administrative                   24.0                  20.9                 22.5                 22.9
                                                        --------              --------             --------             --------
 Operating Income . . . . . . . . . . . . . .               17.6                  18.3                 15.6                 15.6
 Interest Income, Net . . . . . . . . . . . .                 .3                    .9                   .4                   .6
                                                        --------              --------             --------             --------
 Income Before Income Taxes . . . . . . . . .               17.9                  19.2                 16.0                 16.2
 Income Taxes . . . . . . . . . . . . . . . .                7.0                   7.7                  6.3                  6.5
                                                        --------              --------             --------             --------
 Net Income . . . . . . . . . . . . . . . . .               10.9                  11.5                  9.7                  9.7
                                                        ========              ========             ========             ========



THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

RESULTS OF OPERATIONS - Net income in the three months ended June 30, 1996 was $2.2 million or $.34 per share, an increase of $.3 million compared to $1.9 million or $.30 per share in the second quarter of 1995. Weighted average shares outstanding increased 2% compared to the second quarter of 1995.

Net income in the second quarter of 1996 improved as a result of continued cost control and improvements in contracting and in the implementation process which generated improved program productivity.

REVENUES - Revenues were $19.9 million in the second quarter of 1996, an increase of $3.6 million or 22% from $16.3 million in the second quarter of 1995. Interlink contributed $1.7 million in second quarter revenue. Revenues from traditional TCT(R) programs were $18.2 million, a 12% increase from the second quarter of 1995. The domestic component of TCT(R) program revenue increased 41% to $13.2 million as a result of a number of large programs which were not present in 1995. International revenues declined 29% to $5.0 million due to the winding down of several large programs with a multi-national client, and the replacement of such large programs with programs having a high incentive content. Traditionally, realization of incentive revenues occurs several months into the program. International revenues comprised 25% of total revenues (including Interlink) for the second quarter of 1996 and were $7.0 million or 43% of total revenues for the second quarter of 1995.

                               THOMAS GROUP, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF SALES - Cost of Sales (COS) includes all costs associated directly with the generation of revenue. Such costs include certain personnel and facilities costs, program-related travel and entertainment, hardware costs, and incentive compensation expense.

COS was $11.6 million in the second quarter of 1996, a 17% increase compared to $9.9 million in the second quarter of 1995. As a result of heightened demand, increased levels of business and additional Interlink personnel, the Company employed an average of 268 direct personnel, which consists of Resultants(SM) and certain administrative personnel, in the second quarter of 1996 compared to 203 in the second quarter of 1995. This personnel increase resulted in compensation increases of approximately $1.5 million. Additionally, COS includes $.6 million of Interlink hardware purchases which were not present in the second quarter of 1995.

GROSS MARGIN - Gross margin was $8.3 million, representing 41.6% of revenues in the second quarter of 1996 compared to $6.4 million and 39.2% of revenues in the second quarter of 1995. Gross margin increased primarily as a result of the $1.1 million decrease in incentive compensation expense. Removing the impact of the incentive compensation decrease in the second quarter of 1996, gross margin would have been 36.1% for the three months ended June 30, 1996. This decline in gross margin from the second quarter of 1995 was due primarily to the inclusion of Interlink's operations and the decline in European revenues. Margins on Interlink's operations are traditionally less than those realized on TCT(R) programs. Sales from Interlink's operations were not included in the Company's results for the second quarter of 1995. The decline in European revenues coupled with the higher cost of European Resultants(SM) further depressed overall Company margins. Additionally, expenditures relating to personnel and other direct costs were made in advance of the anticipated revenue that will be generated as new business is developed in Singapore and specific industry sectors.

SELLING, GENERAL, ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses (SG&A) consist of all operating expenses not directly associated with the generation of revenue. A majority of SG&A expenses are for corporate personnel (including certain officers), non-program-related travel and entertainment, corporate facilities costs, and professional and legal costs.

SG&A was $4.8 million in the second quarter of 1996, a 40% increase compared to $3.4 million in the second quarter of 1995. Excluding the addition of Interlink costs, SG&A increased by $.9 million. This increase is due primarily to sales and marketing expenses as the Company initiated several sales strategies, particularly in Europe, Singapore and specific industry sectors.

OTHER - The Company's effective tax rate was 39% in the second quarter of 1996 and 40% in the second quarter of 1995.

                               THOMAS GROUP, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

RESULTS OF OPERATIONS - Net income in the first six months of 1996 was $3.8 million or $.59 per share, an increase of $.7 million compared to $3.1 million or $.50 per share in the first six months of 1995. Weighted average shares outstanding increased 3% compared to the first six months of 1995. Net income improved as a result of improved program productivity, a continued focus on cost controls and internal process improvements.

REVENUES - Revenues increased $7.3 million or 23% to $39.2 million in the first six months of 1996 from $31.8 million in the first six months of 1995.
Revenues increased primarily due to improved program performance and the addition/inclusion of Interlink revenues of $4.3 million in the first six months of 1996. International revenues were $10.7 million or 27% of total revenues (including Interlink) for the first half of 1996 and $15.6 million or 49% of total revenues for the first half of 1995.

COST OF SALES - COS was $24.2 million in the first six months of 1996, a 24% increase compared to $19.6 million in the first six months of 1995. As the Company experiences heightened demand and increased levels of business, particularly domestically, the Company hired additional Resultants(SM). As a result of the additional Resultants(SM), the addition of Interlink personnel and annual salary adjustments, the compensation component of COS increased 25% in the first six months of 1996 compared to the first six months of 1995. Additionally, COS in the first six months of 1996 includes $1.5 million of Interlink hardware purchases which were not present in the first six months of 1995. Such increases were partially offset by decreases in incentive compensation expense.

GROSS MARGIN - Gross margin was $14.9 million and 38.1% of revenues in the first six months of 1996 compared to $12.2 million and 38.5% of revenues in the first six months of 1995. Gross margin as a percent of revenues remained consistent partially as a result of decreased incentive compensation expense. Excluding the effect of the decreased incentive compensation, gross margin as a percent of revenues declined as the result of several factors. First, the Company has added 45 Resultants(SM) to its workforce in the first half of 1996. Resultant(SM) hirings occur slightly in advance of program starts so they can be extensively trained in the TCT(R) methodology. This creates an increase in compensation costs, but no corresponding increase in program revenue until the Resultant(SM) is assigned to a program. This depresses margin during hiring periods. Over the comparable period in 1995, Resultant(SM) headcount increased by only 16. Second, margins on Interlink's operations are traditionally less than those realized on TCT(R) programs. Sales from Interlink's operations were not included in the Company's results for the first six months of 1995. Third, the decline in European revenues coupled with the higher cost of European Resultants(SM) further depressed overall Company margins.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES - SG&A was $8.8 million in the first six months of 1996, a 21% increase compared to $7.3 million in the first six months of 1995. SG&A costs have increased at a rate approximately consistent with the growth rate of revenue during the same period.

OTHER -The Company's effective tax rate was 39% in the first six months of 1996 and 40% in the first six months of 1995.

                               THOMAS GROUP, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $4.2 million in the first six months of 1996 compared to an increase of $9.5 million in the first six months of 1995. The major components of these changes are discussed below:

CASH FLOWS FROM OPERATING ACTIVITIES - Net cash flow from operating activities was $2.6 million. Depreciation and amortization increased compared to the first six months of 1995 due primarily to the acquisition of Interlink in August 1995 and capital investments in the CEO Center. Cash flows from operating activities in the first six months of 1996 were used to fund capital additions during the period. Accounts receivable balances at June 30, 1996 were $15.7 million, an increase of $1.2 million over the $14.5 million balance at December 31, 1995. Days sales outstanding improved from 79 days at December 31, 1995 to 72 days at June 30, 1996.

CASH FLOWS FROM INVESTING ACTIVITIES - Cash used for capital additions and capitalized software development costs comprise most of the Company's investing activities. Capital expenditures related primarily to the CEO Center expansion and significant computer hardware upgrades for all Resultants(SM) in the first half of 1996. In April 1996 the Company made a $1 million payment for completed software development to the former owners of Interlink Technologies. Additionally, the Company acquired a license in certain technologies and methodologies which will be implemented into the Company's current and future programs.

CASH FLOWS FROM FINANCING ACTIVITIES - Cash flows used in financing activities in the first six months of 1996 were for the purchase of treasury shares, the settlement of 1995 amounts due to affiliates and certain 1996 advances to affiliates.

The Company has no outstanding long-term indebtedness. The Company has a $6.0 million line of credit agreement with Comerica Bank expiring February 1998. Loans under this agreement bear interest at the prime rate and are unsecured. During the first six months of 1996, the Company did not incur any borrowings under this line of credit.

In 1994 the Board of Directors approved a stock repurchase plan for up to 250,000 shares. The Company may purchase stock in the open market in the future under this program. The Company purchased 165,700 shares in the first six months of 1996 and 26,500 additional shares from July 1 through July 31, 1996 under this plan.

FINANCIAL CONDITION - The Company believes that its financial condition remains strong and that it has the financial resources necessary to meet its needs.
The Company does, however, believe its excess cash balance will gradually decline over the next few months as expansion of the business, including possible further acquisitions, will require capital resources. Additionally, the Company has and will continue to make significant foreign and domestic estimated tax payments in 1996 compared to those made in 1995 and may continue to purchase stock under its stock buyback program. Cash provided by operating activities and the Company's credit facility should be sufficient to meet operational needs and expansion plans during 1996.

                              THOMAS GROUP, INC.

PART II -- OTHER INFORMATION

                                                                                                                    SEQUENTIAL
                                                                                                                     PAGE NO.
 Item 6 -- Exhibits and Reports on Form 8-K
         (a) Exhibits
              11 - Statement Regarding Computation of Earnings Per Share   . . . . . . . . . . . . . . . . . . .        12
              21 - Subsidiaries of Registrant    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15
              27 - Financial Data Schedule
         (b) Reports on Form 8-K for the Quarter Ending June 30, 1996 - None.



                                  SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THOMAS GROUP, INC.
                               ------------------
                                   Registrant


          August 9, 1996                        /s/ Philip R. Thomas
          --------------                        --------------------
              Date                                Philip R. Thomas
                                        Chairman and Chief Executive Officer





          August 9 , 1996                       /s/ Leland L. Grubb
          ---------------                       -------------------
              Date                                  Leland L. Grubb
                                        Vice President, Chief Financial Officer
                                                    and Treasurer
                                               (Chief Accounting Officer)

                               THOMAS GROUP, INC.

                                 EXHIBIT INDEX

                                                                                                                    SEQUENTIAL
                                                                                                                     PAGE NO.

(a) Exhibits
              11 - Statement Regarding Computation of Earnings Per Share  . . . . . . . . . . . . . . . . . . . . . .  12
              21 - Subsidiaries of Registrant   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
              27 - Financial Data Schedule
(b) Reports on Form 8-K for the Quarter Ending June 30, 1996 - None.