Form 10-K/A
period 1995-12-31
THOMAS GROUP INC
filed 1996-10-03
CIK 900017

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-K/A No. 1

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] FOR THE YEAR ENDED DECEMBER 31, 1995.
                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [No Fee Required] FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission file number 0-22010

                               THOMAS GROUP, INC.
             (Exact name of registrant as specified in its charter)



                    DELAWARE                               72-0843540
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

5215 NORTH O'CONNOR BOULEVARD, SUITE 2500, IRVING, TEXAS      75039-3714
(Address of principal executive offices)                      (Zip Code)


                   (214) 869-3400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

           Title of each class                  Name of each exchange on which registered
           -------------------                  -----------------------------------------
  Common Stock, par value $.01 per share                      NASDAQ-NMS

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes / No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 29, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $35,294,000, based on the NASDAQ-NMS closing price.

As of February 29, 1996, the following number of shares of the registrant's stock were outstanding:


                     Common Stock                           5,898,907
                     Class B Common Stock                     152,583
                                                            ---------
                     Total                                  6,051,490
                                                            =========


                      DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the 1995 Annual Report to Stockholders are incorporated by reference into Part II. Portions of the definitive Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                    PART II

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                        RESULTS OF OPERATIONS.

OVERVIEW

The Company derives its revenues from monthly fixed and incentive
(performance-oriented) fees for the implementation of Total Cycle Time and other business improvement programs. Performance-oriented fees are tied to improvements in a variety of client performance measures typically involving response time, asset utilization, productivity, and profitability.

--------------------------------------------------------------------------------
                                              Percentage of Revenues
                                            For Year Ended December 31,

                                                                  Pro Forma
                                           1995        1994          1993
--------------------------------------------------------------------------------
Revenues                               100.0          100.0         100.0
Cost of Sales                           63.5           66.5          66.0
--------------------------------------------------------------------------------
Gross Margin                            36.5           33.5          34.0
Selling, General and Administrative     20.8           34.3          15.0
--------------------------------------------------------------------------------
Operating Income (Loss)                 15.7          (0.8)          19.0
Interest Income (Expense)                 .8             .2           (.1)
Net Gain on Securities Sale                              .9
--------------------------------------------------------------------------------
Income before Income Taxes              16.5             .3          18.9
--------------------------------------------------------------------------------

Net Income                              10.0             .1          11.7
--------------------------------------------------------------------------------

1995 Compared to 1994

RESULTS OF OPERATIONS--The Company reported net income of $6.8 million, or $1.08 per share, in 1995, an increase of $6.7 million compared to $.05 million or $.0l per share, in 1994. Weighted average shares outstanding increased 3% compared to 1994.

         Net income in 1995 improved as a result of improved program productivity, continued focus on cost control and internal process improvements. The significant improvement in 1995 net income was also impacted by the absence of a substantial allowance for bad debts such as the $5.9 million charge recorded in the fourth quarter of 1994. In 1995 the Company reversed $0.6 million of the reserve for doubtful accounts established in the fourth quarter of 1994.

REVENUES--Revenues were $67.2 million in 1995, a 28% increase from $52.5 million in 1994. Revenues increased primarily due to improved program performance and the addition/inclusion of Interlink revenues for the period August 1 through December 31, 1995 of $3.8 million. (See Note 2 to Consolidated Financial Statements.) As a percentage of total revenues, fixed fee and non-incentive based revenues were 74% compared to 71% in 1994. European revenues were $27.1 million, a 20% increase from $22.7 million in 1994.

The following clients contributed in excess of 10% of consolidated revenues during one of the prior three years: Siemens A.G. in 1995 and 1994; and Revlon Consumer Products Corporation, Dover Corporation, and Siemens A.G. in 1993. (See Note 10 to Consolidated Financial Statements.)

COST OF SALES--Cost of Sales (COS) includes all costs associated directly with the generation of revenue. Such costs include certain personnel and facilities costs, program-related travel and entertainment, hardware costs, and incentive compensation expense.

         COS was $42.7 million in 1995, a 22% increase compared to $34.9 million in 1994. COS as a percentage of revenues decreased 3 percentage points from 66.5% in 1994 to 63.5% in 1995.

         The Company continued to experience increases in both new and continuing contract activity. In response to the heightened demand and increased level of business, particularly in Europe, the Company hired additional

Resultants. As a result of the additional Resultants, the addition of Interlink personnel, the change in the mix of U.S. and European employees, and annual salary adjustments, the compensation component of COS increased 14% in 1995 compared to 1994. Additionally, the costs related to mid-1994 expansions of the Dallas and Frankfurt offices are reflected for a full year in 1995. The Company does not anticipate the need to significantly expand offices in the near term; however, the Company will continue to hire Resultants as the need to staff new programs arises. COS also includes $1.8 million of Interlink hardware purchases which were not present in 1994, and incentive compensation. Incentive compensation is based on Company financial performance, and was $3.2 million in 1995 compared to $1.1 million in 1994. In accordance with Mr. Thomas' employment agreement, which provides for no base salary, Mr. Thomas earned $1.9 million in incentive compensation in 1995 and earned no incentive compensation in 1994.

GROSS MARGIN--Gross margin was $24.6 million, representing 37% of revenues in 1995 compared to $17.6 million and 34% of revenues in 1994. Gross margin improvements were due to increases in revenues and increased efficiency in the use of Company resources.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES--Selling, general and administrative expenses (SG&A) consists of all operating expenses not directly associated with the generation of revenue. A majority of SG&A expenses were for corporate personnel (including certain officers), non-program-related travel and entertainment, corporate facilities costs, and professional and legal costs.

         SG&A was $14.0 million in 1995, a 22% decrease compared to $18.0 million in 1994. Excluding the effects of the $5.9 million charge for doubtful accounts in 1994, SG&A costs increased at a rate consistent with the growth rate of revenue. The Company also reversed $0.6 million of the 1994 reserve established for doubtful accounts. The $3.0 million absolute increase is due to the fully realized effects of various expansion efforts undertaken in 1994. The expansion efforts included the addition of corporate staff as well as an increase in sales and marketing employees. As a result, the compensation component of SG&A increased significantly from 1994 to 1995. Sales and marketing efforts have increased non-program-related travel by $0.5 million. Corporate facilities-related costs such as rent, depreciation and utilities increased to $2.4 million in 1995 from $1.7 million in 1994.

         The Company believes that the step-wise increase of SG&A costs associated with operating as a public company was fully absorbed in 1994 and 1995. SG&A costs should stabilize as a percentage of revenues.

OTHER--The Company's effective tax rate was 39% in 1995, a decrease from 68% in 1994. The rate in 1994 was unusually high due to low domestic taxable income and certain non-deductible expenses.

1994 COMPARED TO PRO FORMA 1993

RESULTS OF OPERATIONS--Net income in 1994 was $.05 million or $.0l per share. Results in 1994 reflect a charge of $5.9 million to establish reserves for doubtful receivables on completed contracts.

         The Company's 1994 results were also adversely affected by low revenue realization on a few key performance- oriented contracts and by the cost of staffing and operating a sales organization, new hires and office expansion necessitated by increased business activity.

REVENUES--Revenues were $52.5 million in 1994, an 18% increase from $44.6 million in 1993. Revenues increased primarily due to additional European programs resulting from referrals and other new business stemming from customer satisfaction on existing programs. Fixed fee revenues were $37.3 million in 1994, a 74% increase compared to $21.4 million in 1993. As a percentage of total revenues, fixed fee revenues were 71% compared to 48% in 1993. Fixed fees increased on both an absolute and relative basis as a result of growth in the Company's business, particularly in Europe, where the Company has historically worked more on a fixed fee basis. European revenues were $22.7 million, an 111% increase compared to $10.7 million in 1993. Due to low revenue realization on a number of domestic performance-oriented programs, domestic revenues decreased 12%. (See geographic results in Note 10 of the Consolidated Financial Statements for additional information.)

COST OF SALES--COS was $34.9 million in 1994, a 19% increase compared to $29.4 million in 1993. During 1994 the level of program activity significantly increased. In response to the heightened demand, the Company hired additional Resultants and expanded regional office facilities, including related administrative personnel.

         For 1994, the Company employed an average of 171 Resultants and, at year end, 174 Resultants. This compares to an average of 146 Resultants in 1993 and 158 Resultants at year end 1993. Program related travel increased proportionately with the additional Resultants.

         During 1994, the Company relocated its Frankfurt office and enlarged its Dallas office, expanded accommodations at the CEO Center and opened a new office in Zurich, Switzerland. Consequently, facilities-related costs increased from $2.1 million in 1993 to $3.0 million in 1994.

         Incentive compensation in 1994 was $1.1 million compared to $2.8 million in 1993. In accordance with Mr. Thomas' employment agreement, he did not earn salary or incentive compensation in 1994.

GROSS MARGIN--Gross margin was $17.6 million and 34% of revenue in 1994 compared to $15.1 million and 34% of revenue in 1993. Although certain components of COS increased significantly in 1994, the increased incentive compensation paid in 1993 served to keep gross margin percentages stable from 1993 to 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE--SG&A was $18.0 million in 1994, a 170% increase from $6.7 million in 1993. SG&A in 1994 included a charge of $5.9 million to establish reserves for doubtful receivables on completed contracts. First, pursuant to the February 15, 1995 settlement of a 1993 lawsuit with Revlon Consumer Products Corporation ("Revlon"), the Company recorded a charge of $3.2 million in the fourth quarter of 1994, as part of a confidential settlement agreement. Prior to this settlement, the Company and its legal counsel were confident that, had the matter proceeded to trial, the Company would have prevailed. Consequently, the Company made no provision for reserves prior to the settlement date. Due to the significant amount of time and resources being consumed by the litigation, the Company concluded the settlement was in the best interests of the Company.

         Second, by mutual agreement, the Company and a client terminated a significant contract. The client was experiencing liquidity difficulties and a $1.5 million reserve was established against the outstanding receivable balance of $2.1 million. Third, in 1993 the Company offered terms on a program which permitted a client to defer payment until December 31, 1994. The client refused to pay the outstanding receivable, alleging that a certain performance target was not met. The Company established a bad debt reserve in the amount of the entire $0.7 million receivable. Fourth, the Company was involved in a dispute with a client regarding $0.6 million in fees invoiced prior to 1994. This matter was resolved in December 1994, resulting in a charge of $0.4 million against a reserve previously established and a charge of approximately $0.3 million in the fourth quarter of 1994. The balance of the $5.9 million charge, $0.2 million, was established to provide for the settlement of disputes with another client.

         Excluding the 1994 charge for doubtful receivables, the additional increase in SG&A was precipitated by increased business activity and the administrative costs associated with an increased employee base as well as an initiative to expand the business through focused sales and marketing strategies. Prior to 1994, the Company did not have a distinct sales and marketing or human resource organization. Additional administrative departments such as legal and investor relations were required as a result of the Company's growth. The addition of these departments increased SG&A labor, benefits and travel by $2.9 million in 1994.

         SG&A also rose by approximately $2.0 million due to the additional expenses associated with expansion of the Corporate headquarters offices and due to the increased administrative expenses (such as computer maintenance, supplies and postage) associated with an increase in the total number of employees.

OTHER--In 1994, the Company exercised a total of 300,000 warrants to purchase the common stock of a client. Simultaneously with the exercise of the warrants, the Company sold the common stock in the open market. The Company realized a net gain of $0.5 million on the sale of the common stock. At December 31, 1994, the Company had exercised all warrants.

         The Company's effective tax rate was 68% in 1994, an increase from 39% in 1993, due to the change in the mix of domestic and European profitability and certain non-deductible expenses.

QUARTERLY RESULTS--The following table sets forth certain unaudited operating results for each of the four quarters in the two years ended December 31, 1995. The information has been prepared on the same basis as the audited financial statements and, in the opinion of the Company, includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented.

------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)            1995                                           1994
                                       For the three months ended                     For the three months ended
                        Mar. 31,  June 30,  Sept. 30, Dec. 31,  YTD      Mar. 31, June 30, Sept. 30, Dec. 31,  YTD
------------------------------------------------------------------------------------------------------------------------------------
Revenues                $ 15,514   $16,320  $16,371  $19,015  $ 67,220  $11,856  $ 13,931  $12,202  $14,471  $52,460
Operating
  Income (Loss)            1,965     2,984    2,495    3,135    10,579    1,634     2,268       83   (4,424)    (439)
Income (Loss) before
  Income Taxes             2,020     3,133    2,615    3,335    11,103    1,675     2,749      121   (4,400)     145
Net Income (Loss)          1,212     1,880    1,590    2,073     6,755    1,005     1,649       68   (2,676)      46
Earnings (Loss)
  per share                $0.20     $0.30    $0.25    $0.33    $ 1.08    $0.16     $0.27    $0.01    $(.43)   $0.01
Weighted average
  shares and share
  equivalents              6,027     6,265    6,365    6,284     6,258    6,213     6,107    6,024    6,167    6,103
------------------------------------------------------------------------------------------------------------------------------------
STOCK PRICE (1)
High                      $10.50    $11.00   $16.00   $15.87    $15.87   $18.75    $16.25   $13.75    $9.25   $18.75
Low                        $6.25     $9.50   $10.50   $11.75     $6.25   $15.50     $9.75    $8.75    $5.00    $5.00
Close                     $10.37    $10.50   $14.50   $13.50    $13.50   $16.12    $11.00    $8.75    $6.25    $6.25

(1) The stock prices set forth represent the highest and lowest sales prices per share of the Company's Common Stock as reported by the NASDAQ Stock Market. The prices reported by the NASDAQ Stock Market reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

QUARTER ENDED DECEMBER 31, 1995--A description of adjustments material to fourth quarter results follows.

         In the fourth quarter of 1994 a reserve of $1.5 million was established against a $2.1 million receivable from a client experiencing liquidity difficulties. According to an agreed repayment plan, the client has been paying the Company $22,000 per week, and through March 1, 1996, the client had made all payments. In consideration of the consistent payments received since the agreed repayment plan, the Company reduced the reserve against the remaining client receivable by $0.6 million to $0.4 million in the fourth quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES--Cash and cash equivalents increased by $7.3 million in 1995 compared to a $6.8 million decrease in 1994 and a $9.9 million increase in 1993. The major components of these changes are discussed below.

CASH FLOWS FROM OPERATING ACTIVITIES--Net cash flows provided by operating activities increased to $10.5 million from cash flows used in operating activities of $4.5 million in 1994 and $1.6 million in 1993. Such fluctuations are a direct result of fluctuations in profitability in these years. Cash flows provided by operating activities in 1995 and combined with cash provided by financing activities in 1994 and 1993 were used to fund capital additions and acquisitions during 1995, 1994 and 1993. Accounts receivable balances more than 30 days past due at year end were $1.4 million, compared to $0.7 million at December 31, 1994 and $2.0 million at December 31, 1993. Days sales outstanding has also steadily improved from 100 days at the end of 1993 to 81 days at December 31, 1994 and 79 days at December 31, 1995.

CASH FLOWS FROM INVESTING ACTIVITIES--Cash used for capital additions and business acquisitions comprise most of the Company's investing activities. Net capital expenditures were comprised primarily of CEO Center expansion in 1995, corporate headquarters and CEO Center expansion as well as the move of the Frankfurt office and the expansion of the Dallas office in 1994, and CEO Center expansion in 1993.

         In 1995, the Company used $1.5 million cash to acquire Interlink Technologies, Inc. In 1994, cash provided by investing activities was positively impacted by a net $2.6 million associated with the previously mentioned securities sale in which warrants were exercised for stock and the stock simultaneously sold for cash.

CASH FLOWS FROM FINANCING ACTIVITIES--Cash flows from financing activities during 1995 and 1994 resulted from stock option exercises and certain borrowings and repayments from affiliates. Cash flows from financing activities in 1993 were primarily the results of the issuance of common stock associated with the initial public offering and the related debt repayment with such proceeds.

         Aside from capital lease obligations of $0.2 million, the Company has no outstanding long-term indebtedness. The Company's $6.0 million line of credit agreement, including $1.0 million for letters of credit, with Comerica Bank has been extended to February 1998. Loans under this agreement bear interest at the prime rate--a reduction from prime plus 1/4% in the prior agreement. The bank has also removed the need for any collateral, making the new arrangement unsecured. The credit agreement provides, among other things, that the Company may pay dividends of up to 50% of its net income. Management does not anticipate paying such dividends. During 1995, the Company did not incur any borrowings under this line of credit.

         In 1994, the Board of Directors approved a stock repurchase plan for up to 250,000 shares. The Company may purchase stock in the open market in the future under this program. The Company purchased 7,000 shares in 1994, no shares in 1995, and 24,500 shares through March 8, 1996 under this plan.

FINANCIAL CONDITION--The Company believes that its financial condition remains strong and that it has the financial resources necessary to meet its needs. The Company does, however, believe its excess cash balance will gradually decline over the next few months as expansion of the business will require capital resources. Additionally, the Company will begin to make significant foreign and domestic estimated tax payments in 1996 and the Company has activated its stock buyback program. Cash provided by operating activities and the Company's credit facility should be sufficient to meet short and long term operational needs and expansion plans.

RECENT ACCOUNTING STANDARDS--In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS No. 121). SFAS No. 121 requires, among other things, impairment loss on assets to be held and gains or losses from assets that are expected to be disposed of, be included as a component of income from continuing operations. The Company will adopt SFAS No. 121 in fiscal 1996 and its implementation is not expected to have a material effect on the consolidated financial statements.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company does not anticipate adopting the fair value method encouraged by SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 25.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          Consolidated Balance Sheets
---------------------------------------------------------------------------
                                  December 31,
                       (in thousands, except share data)


------------------------------------------------------------------------------------------------------------
                                                                             1995                     1994
ASSETS
Current Assets
Cash and cash equivalents                                                 $  11,273               $    3,942
Trade accounts receivable, net of allowances of $245 and $890                14,476                   11,583
Accounts and notes receivable--affiliates                                        --                    1,247
Other assets, net of allowance of $382 in 1995                                2,257                    2,737
------------------------------------------------------------------------------------------------------------
Total Current Assets                                                         28,006                   19,509

Net Property and Equipment                                                    6,547                    6,217
Capitalized Software Development Costs                                          832                       --
Other Assets, net of allowance of $1,500 in 1994                              4,772                    1,841
------------------------------------------------------------------------------------------------------------
Total Assets                                                              $  40,157                $  27,567
                                                                          ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities                                   $  4,229                 $  3,083
Accounts payable--affiliates                                                  1,027                       --
Income taxes payable                                                          2,428                       --
Advance payments                                                                294                    1,076
Current maturities of long-term obligations                                      27                      102
------------------------------------------------------------------------------------------------------------
  Total Current Liabilities                                                   8,005                    4,261
Deferred Taxes Payable                                                           --                       92
Long-Term Obligations                                                         1,101                      937
------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                           9,106                    5,290
------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity
Common Stock, $.01 par value; 12,500,000 shares authorized,
  5,983,903 and 5,802,959 shares issued                                          60                       58
Class B Common Stock, $.01 par value; 1,200,000 shares
  authorized, 152,133 and 106,658 shares issued and
  outstanding                                                                     2                        1
Additional paid-in capital                                                   18,094                   16,349
Retained earnings                                                            13,745                    6,990
Cumulative translation adjustment                                               283                       --
Treasury stock, 90,603 and 89,868 shares, at cost                            (1,133)                  (1,121)
------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                 31,051                   22,277
------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                $  40,157               $   27,567
                                                                          ==================================

See accompanying notes to consolidated financial statements.

                    Consolidated Statements of Operations
--------------------------------------------------------------------------------
                            Year Ended December 31,
                       (in thousands, except share data)


                                                                                                   Pro Forma
                                                                                                   Unaudited
                                                      1995             1994           1993            1993
Revenues                                            $67,220          $52,460       $ 44,586          $44,586
Cost of Sales                                        42,651           34,901         29,277           29,440
------------------------------------------------------------------------------------------------------------
Gross Margin                                         24,569           17,559         15,309           15,146
Selling, General and Administrative                  13,990           17,998          6,899            6,665
Management Fees and Royalty                              --               --          1,459               --
------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                              10,579             (439)         6,951            8,481
Interest income (expense), including income
  of $533, $168 and $125                                524              105            (77)             (30)
Net gain on securities sale                              --              479             --               --
------------------------------------------------------------------------------------------------------------
Income before Income Taxes                           11,103              145          6,874            8,451
Income Taxes                                          4,348               99          2,644            3,254
------------------------------------------------------------------------------------------------------------

Net Income                                           $6,755              $46         $4,230           $5,197
                                                     =======================================================

Earnings per common and
  common equivalent share                             $1.08            $0.01          $0.81            $1.00

Weighted average shares and share equivalents     6,258,040        6,102,911      5,222,843        5,222,843

See accompanying notes to consolidated financial statements.

               Consolidated Statements of Stockholders' Equity
--------------------------------------------------------------------------------
                       (in thousands, except share data)

                                                Class B      Additional
                                    Common      Common        Paid-In     Retained    Translation   Treasury
                                    Stock        Stock        Capital     Earnings     Adjustment     Stock        Total
December 31, 1992                     $45         $--          $430       $ 3,122          $--       $(5,098)      (1,501)
Dividends declared--Class A            --          --            --          (408)          --            --         (408)
Issuance of 85,342 shares of
  Common Stock and 95,124
  shares of Class B                     1           1           445            --           --            --          447
Tax benefit of non-qualified
  stock option exercises               --          --           309            --           --            --          309
Sale of 8,100 shares of
  Treasury Stock                       --          --            14            --           --            35           49
Redemption of 42,548 shares of
  Class B                              --          --          (319)           --           --            --         (319)
Conversion of 937,500
  shares of Redeemable
  Class A to Common Stock               9          --         4,991            --           --        (5,000)          --
Retirement of 1,187,700
  shares of Common Stock
  and 937,500 shares
  of Redeemable Class A               (12)         --        (5,051)           --           --        10,063        5,000
Receipt of 82,868 shares
  of Common Stock
  from Mr. Thomas for Treasury         --          --            --            --           --        (1,046)      (1,046)
Issuance of 1,372,500 shares
  of Common Stock in
  initial public offering              14          --        14,887            --           --            --       14,901
Net income                             --          --            --         4,230           --            --        4,230
-------------------------------------------------------------------------------------------------------------------------
December 31, 1993                      57           1        15,706         6,944           --        (1,046)      21,662
Issuance of 54,716 and 109,104
  shares of Common Stock
  and of Class B                        1           1           599            --           --            --          601
Tax benefit of non-qualified
  stock option exercises               --          --           373            --           --            --          373
Redemption of 73,472
  shares of Class B                    --          (1)         (329)           --           --            --         (330)
Purchase of 7,000 shares of
  Common Stock for Treasury            --          --            --            --           --           (75)         (75)
Net income                             --          --            --            46           --            --           46
-------------------------------------------------------------------------------------------------------------------------
December 31, 1994                      58           1        16,349         6,990           --        (1,121)      22,277
Issuance of 180,944 and
  223,790 shares of
  Common Stock and of Class B           2           3         2,308            --           --            --        2,313
Tax benefit of non-qualified
  stock option exercises               --          --           575            --           --            --          575
Redemption of 186,755
  shares of Class B                    --          (2)       (1,843)           --           --            --       (1,845)
Performance guarantee
  by Mr. Thomas                        --          --           705            --           --            --          705
Purchase of 735 shares
  of Common Stock for Treasury         --          --            --            --           --           (12)         (12)
Foreign currency translation
  adjustment                           --          --            --            --          283            --          283
Net income                             --          --            --         6,755           --            --        6,755
-------------------------------------------------------------------------------------------------------------------------

December 31, 1995                     $60          $2      $ 18,094      $ 13,745         $283       $(1,133)     $31,051
                                      ===================================================================================

See accompanying notes to consolidated financial statements.

                    Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
                            Year Ended December 31,
                                 (in thousands)


------------------------------------------------------------------------------------------------------------
                                                               1995                 1994               1993
Cash Flows From Operating Activities
Net income                                                    $6,755                  $46             $4,230
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities
  Depreciation and amortization                                2,038                1,229                996
  Net gain on securities sale                                     --                 (479)                --
  Revenue earned in warrants                                      --                 (663)            (1,459)
  Allowance for doubtful accounts                                245                 (400)               150
  Provision for performance guarantees                            --                  (60)              (906)
  Provision for expatriate costs                                (311)                (417)              (919)
  (Gain) Loss on disposal of property                             --                  167                (14)
  Deferred taxes                                                 621               (1,657)             1,140
Change in operating assets and liabilities
  (Increase)/Decrease trade accounts receivable               (2,143)                 533             (4,350)
  (Increase)/Decrease other assets                              (496)                (192)              (718)
  Increase/(Decrease) accounts payable and
     accrued liabilities                                       1,528                  922                285
  Increase/(Decrease) advance payments                          (812)              (2,392)              (283)
  Increase/(Decrease) income taxes payable                     3,032               (1,104)               244
------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In)
  Operating Activities                                        10,457               (4,467)            (1,604)
------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Acquisition of Interlink Technologies                         (1,500)                  --                 --
Increase in short-term receivable                               (572)                  --                 --
Capital expenditures                                          (1,714)              (3,805)            (1,247)
Exercise of warrants to acquire securities                        --               (2,625)                --
Proceeds from securities sale                                     --                5,226                 --
Capitalization of software development costs                     (83)                  --                 --
Other                                                           (230)                                    130
------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                         (4,099)              (1,204)            (1,117)
------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Net proceeds from initial public offering                         --                   --             14,901
Dividends paid to EDS                                             --                   --               (680)
Purchase of treasury stock                                       (12)                 (75)               (74)
Proceeds from sale of treasury stock                              --                   --                 49
Proceeds from exercise of stock options                          495                  229                184
Repayment of other long-term obligations                         (70)                (219)              (105)
Proceeds from short-term debt                                     --                   --              2,850
Repayment of short-term debt                                      --                   --             (4,482)
Repayment from (advances to) affiliates                          592               (1,085)               (11)
------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Financing Activities            1,005               (1,150)            12,632
Effect of Exchange Rate Changes on Cash                          (32)                  --                 --
------------------------------------------------------------------------------------------------------------
Net Increase /(Decrease) In Cash and Cash Equivalents          7,331               (6,821)             9,911
Cash and Cash Equivalents
  Beginning of period                                          3,942               10,763                852
------------------------------------------------------------------------------------------------------------
  End of period                                           $   11,273           $    3,942         $   10,763
                                                          ==================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) THE COMPANY -- Thomas Group, Inc. (the "Company" or "TGI") was incorporated under the laws of the State of Delaware in June 1978 and provides management services designed to improve the competitiveness and profitability of the Company's clients. The Company's specific methodology, known as Total Cycle Time, focuses on reducing the time spent on revenue-producing, product development and administrative processes, resulting in improvements in financial performance, quality and response time.

(b) BASIS OF PRESENTATION -- The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

         Earnings per share is computed by dividing net income by the weighted average shares and share equivalents outstanding during the year. Fully diluted earnings per share and share equivalents are not presented because the result is not materially different.

         The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c) INITIAL PUBLIC OFFERING -- On August 19, 1993, the Company completed an initial public offering of 1,750,000 shares of its Common Stock at $12.625 per share. Of the 1,750,000 shares, the Company sold 1,200,000 shares, and selling stockholders sold the balance of 550,000 shares. The Company sold an additional 172,500 shares in September 1993 when the underwriters exercised their over-allotment option. Net proceeds to the Company from the sale of 1,372,500 shares of Common Stock were $14.9 million.

         At the time of the initial public offering, the Company acquired TC Operating, Inc. ("TCO") from Mr. Philip R. Thomas ("Mr. Thomas"), Chairman of the Board, Chief Executive Officer, and a principal stockholder of the Company, for 712,871 shares of Common Stock. The acquisition was accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. The financial statements have been retroactively adjusted to reflect the acquisition of TCO, and the shares of Common Stock issued in connection with the acquisition have been treated as outstanding for all periods presented.

         A number of changes took place on or prior to the closing of the initial public offering, including (i) termination of the Company's obligation to make payments to Electronic Data Systems Corporation ("EDS"), either in the form of interest, dividends or marketing fees, (ii) termination of the management agreement with Thomas Group Holding Company ("TGHC"), (iii) commencement of an employment agreement with Mr. Thomas, and (iv) termination of royalty payments to TCO. Due to these changes, historical results of operations are not comparable and may not provide the most meaningful information. Pro forma information has therefore been provided for 1993, and for consistency the comparison of results of operations for 1993 is based upon such pro forma information.

STOCK SPLIT -- Immediately preceding the initial public offering, the Board of Directors and stockholders approved a 3- for-1 split of each outstanding share of Common Stock, Redeemable Class A Common Stock and Class B Common Stock. All options for the purchase of Common Stock and Class B Common Stock have been adjusted for the 3-for-1 stock split. All references in the accompanying financial statements to the number of shares of Common Stock, Redeemable Class A Common Stock, Class B Common Stock, stock options, and per share amounts have been restated to reflect the stock split.

WARRANTS -- The Company sold Warrants to purchase up to 175,000 shares of Common Stock at a price of $.001 per Warrant to the representatives of the Underwriters of the initial public offering. The Warrants are exercisable for a period of five years beginning on August 26, 1993 at an initial per share exercise price of $15.15, which represents 120% of the initial offering price.

(d) RECLASSIFICATIONS -- Beginning in the third quarter of 1995, the Company revised its income statement presentation to accommodate the expansion of business operations effective with an acquisition (See Note 2) and to more closely align the reporting of results with companies in the services industry. Previously reported Professional and Support Compensation and General, Administrative and Other expenses have been replaced by Cost of Sales and Selling, General and Administrative. Cost of Sales includes all costs associated directly with the generation of revenue. Selling, General and Administrative includes all other costs. The financial information for all periods presented has been reclassified to reflect this revision in presentation.

         Under the previous presentation, Professional and Support Compensation represented the Company's total personnel expense, excluding employee insurance costs, and General, Administrative and Other represented all operating expenses except personnel cost.

         Certain balance sheet amounts have been reclassified from the previously reported financial statements in order to conform with the current presentation.

(e) PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided by accelerated methods over the estimated useful lives of the various assets for financial reporting purposes as follows:

              Furniture and fixtures                     5-7 Years
              Equipment                                  3-7 Years
              Leasehold improvements                     5-19 Years

(f) CAPITALIZED SOFTWARE DEVELOPMENT COSTS -- Capitalization of software development costs begins upon the establishment of technological feasibility. Amortization is provided on a straight-line basis over the estimated useful life of the software product, generally three years.

(g) INTANGIBLES -- The Company amortizes costs in excess of net assets acquired on a straight-line basis over the estimated benefit period, generally five years. Patents and licenses are generally amortized on a straight-line basis over five years.

(h) REVENUES -- The Company derives its revenues from professional service agreements specifying fixed fees, or fixed fees plus incentives based on improvements achieved. Incentive (performance-oriented) revenues are based on agreed-upon formulas relating to improvements in customer-specific measures. Improvements are measured, and performance- oriented fees are billed, as earned, at time intervals specified in each contract, generally monthly. Fixed fees are recognized as revenue when earned, generally on a straight line basis over the life of the contract, when billed. An allowance for doubtful accounts is provided when necessary and is determined on a client by client basis.

(i) ADVANCE PAYMENTS -- The Company occasionally receives advance payments of a portion of its fees. Advance payments are deferred upon receipt and credited against future revenue earned as specified by the contract.

(j) DEFERRED COMPENSATION -- In 1994, the Company established a non-qualified deferred compensation program. Participation is limited to officers and key employees. The plan is funded by the participants who select investment vehicles from the same pool provided in the Company's 401(k) Plan. Assets of the plan were $0.7 million and accrued liabilities were $0.7 million at December 31, 1995.

(k) INCOME TAXES -- Deferred income taxes are provided for temporary differences between the financial statement and income tax basis of assets and liabilities in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which the Company adopted retroactively to the beginning of 1992. Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of the Company's share of foreign subsidiaries' undistributed earnings.

(l) CASH AND CASH EQUIVALENTS -- Cash equivalents consist of highly liquid investments with maturities of three months or less. At December 31, 1995, the Company had approximately $6.1 million invested in tax-exempt funds and certificates of deposit.

(m) CONCENTRATION OF CREDIT RISK -- The Company provides its services primarily to a diverse group of large, well- established companies and does not require collateral on receivable balances.

(n) FOREIGN CURRENCY TRANSLATION -- Beginning in 1995, all balance sheet accounts of foreign subsidiaries are translated at the current exchange rate as of the end of the accounting period. The resulting translation adjustment is recorded as a separate component of stockholders' equity. Prior to 1995, these translation gains and losses were included in income and were not significant. Income statement items are translated at average currency exchange rates.

(o) RECENT ACCOUNTING STANDARDS -- In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121 requires, among other things, that impairment loss on assets to be held, and gains or losses from assets that are expected to be disposed of, be included as a component of income from continuing operations. The Company will adopt SFAS No. 121 in fiscal 1996, and its implementation is not expected to have a material effect on the consolidated financial statements.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company does not anticipate adopting the fair value method encouraged by SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 25.

2 -- ACQUISITION

         In August 1995, the Company acquired substantially all of the assets of Interlink Technologies, Inc. ("Interlink"), a provider of paperless warehouse and distribution systems, for approximately $1.5 million in cash. The acquisition was funded with cash from operations and accounted for under the purchase method of accounting. Interlink's results of operations have been included in the Company's consolidated financial statements beginning August 1, 1995.

         The Company's consolidated results of operations for the years ended December 31, on an unaudited pro forma basis, assuming the acquisition of Interlink had occurred as of January 1, 1994, are as follows:

--------------------------------------------------------------------------------
(in thousands)                                1995              1994
Revenues                                   $  71,119        $  57,036
Net Income (Loss)                              6,422              (84)
Earnings (Loss) per common
  and common equivalent share              $    1.03        $    (.01)

         In connection with the acquisition, the Company entered into a software development and consulting services agreement (the "Services Agreement") with the former principals of Interlink. The Services Agreement provides for the completion of information technology development projects currently in process, as well as ongoing services by the former principals. The Company is obligated for future payments under the Services Agreement based upon (i) completion of software currently under development, (ii) the provision of consulting and other ongoing services, and (iii) the achievement of certain financial milestones. Contingent future payments are not expected to be material to the Company's results of operations or financial position.

3 -- OTHER ASSETS

------------------------------------------------------------------------------------------------------------
(in thousands)                                                                  December 31,

                                                                1995                                    1994
Investment in joint venture                                $     100                               $     162
Prepaid expenses                                               1,389                                     571
Cash surrender value of key-man life insurance                   554                                     316
Deferred compensation plan assets                                690                                     370
Receivable from employees for computers                          208                                     262
Deferred tax benefit                                             554                                   1,116
Foreign tax receivable                                           495                                      --
Other intangibles, net                                           446                                      --
Income tax receivable                                             --                                     193
Investment in Texas Stadium Suite                                578                                      --
Notes receivable                                                 519                                      --
Long-term  receivables                                         1,184                                   1,274
Other                                                            312                                     314
------------------------------------------------------------------------------------------------------------
                                                               7,029                                   4,578
Less current portion                                          (2,257)                                 (2,737)
------------------------------------------------------------------------------------------------------------
                                                           $   4,772                               $   1,841
                                                           =================================================

         On December 31, 1995, the Company purchased a leasehold interest in a Texas Stadium suite for $0.6 million. (See also Note 11 to the Consolidated Financial Statements.) Amortization of the purchase price is provided on a straight-line basis over the remaining term of the lease, which expires on December 31, 2008.

         The Company had one program that provided for payment in stock warrants in lieu of cash. The warrants entitled the Company to acquire the client's common stock for $8.75 a share. During 1993 and the first quarter of 1994, the Company earned and was paid a total of 300,000 warrants. Upon receipt of such warrants the Company recognized revenue equal to the value of the warrants as computed under the Black-Scholes pricing model of $1.5 million and $0.7 million in 1994 and 1993, respectively. The valuation approximated the most objectively determinable fair value of the services provided by the Company.

         In 1994, the Company exercised all 300,000 warrants and purchased 300,000 shares of the client's common stock at $8.75 per share. Immediately thereafter, the Company sold the common stock in the open market and received net cash proceeds of $2.6 million. A net gain of $0.5 million was recognized on the sale of the common stock. At December 31, 1994, the Company had disposed of all warrants and common stock.

4 -- PROPERTY  AND EQUIPMENT

------------------------------------------------------------------------------------------------------------
(in thousands)                                                                 December 31,

                                                               1995                                    1994
Equipment                                                   $  4,104                                $  2,921
Furniture and fixtures                                         2,255                                   1,954
Leasehold improvements                                         4,115                                   3,432
Equipment under capital leases                                   395                                     395
Construction in process                                        1,065                                   1,094
Automobiles                                                      176                                     166
------------------------------------------------------------------------------------------------------------
                                                              12,110                                   9,962
Less accumulated depreciation and
  amortization, including $372 and $350
  respectively, relating to capital leases                    (5,563)                                 (3,745)
------------------------------------------------------------------------------------------------------------
                                                           $   6,547                                $  6,217
                                                           =================================================

5 -- LONG-TERM OBLIGATIONS

------------------------------------------------------------------------------------------------------------
(in thousands)                                                                 December 31,

                                                               1995                                    1994

Capital lease obligations                                   $     69                                $    134
Deferred compensation plan                                       690                                     370
Other                                                            369                                     535
------------------------------------------------------------------------------------------------------------
                                                               1,128                                   1,039
Less current portion                                             (27)                                   (102)
------------------------------------------------------------------------------------------------------------

                                                              $1,101                                $    937
                                                              ==============================================

         Minimum lease payments required under capital leases and non-cancelable operating leases subsequent to December 31, 1995, are as follows:


------------------------------------------------------------------------------------------------------------
(in thousands)                                               Capital                                Operating

                                                              Leases                                  Leases
1996                                                             $70                                  $2,991
1997                                                              --                                   2,619
1998                                                              --                                   2,407
1999                                                              --                                   1,269
2000                                                              --                                   1,098
Thereafter                                                                                             1,678
------------------------------------------------------------------------------------------------------------
                                                                  70                                  12,062
Less amount representing interest                                 (1)                                     --
------------------------------------------------------------------------------------------------------------
                                                                 $69                                 $12,062
                                                                 ===========================================

         The Company leases office space, vehicles and various types of office equipment. Rent expense related to operating leases totaled $1.8 million for 1995, $2.7 million for 1994 (which includes a $0.3 million charge for lease abandonment), and $1.6 million for 1993.

6 -- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                  December 31,

                                                               1995                                    1994
Accounts payable                                              $1,693                                  $1,001
Accrued payroll and bonuses                                      643                                     313
Accrued employee benefits                                        597                                     156
Other accrued liabilities                                      1,145                                   1,151
Accrued expatriate costs                                         151                                     462
------------------------------------------------------------------------------------------------------------
                                                              $4,229                                  $3,083
                                                              ==============================================

7 -- INCOME TAXES

Federal, state and foreign income taxes consist of the following:

------------------------------------------------------------------------------------------------------------
(in thousands)                                                              Year Ended December 31,
      1995                                                     1994                 1993

Current tax expense
  Federal                                                      1,861                 $685               $770
  State                                                          219                   81                199
  Foreign                                                      1,647                  990                535
------------------------------------------------------------------------------------------------------------
                                                               3,727                1,756              1,504
------------------------------------------------------------------------------------------------------------


Deferred tax expense (benefit)
  Federal                                                        567               (1,483)             1,120
  State                                                           54                 (174)                20
------------------------------------------------------------------------------------------------------------
                                                                 621               (1,657)             1,140
------------------------------------------------------------------------------------------------------------
                                                              $4,348                  $99             $2,644
                                                              ==============================================

The following reconciles income tax expense at the federal statutory rate to the actual tax expense:

------------------------------------------------------------------------------------------------------------
(in thousands)                                                              Year Ended December 31,

                                                               1995                  1994              1993
Income taxes at statutory rate                                $3,775                  $50             $2,337
Effect on taxes resulting from:
  State taxes                                                    273                  (93)               219
  Foreign taxes                                                  264                   39                535
  Foreign tax credit                                              --                   --               (434)
  Other (primarily
     permanent differences)                                       36                  103                (13)
------------------------------------------------------------------------------------------------------------
                                                              $4,348                  $99             $2,644
                                                              ==============================================

         Significant components of the Company's net deferred tax assets (liabilities) for federal and state income taxes are as follows:

------------------------------------------------------------------------------------------------------------
(in thousands)                                                                 December 31,

                                                                1995                                    1994
Fixed assets                                                    $195                                    $186
Allowance for doubtful accounts                                  212                                     838
Computer software                                                 41                                      --
Research and development                                         (87)                                     --
Investment in affiliates                                         (27)                                    (50)
Accrued expenses                                                  97                                      --
Other, net                                                       123                                      50
------------------------------------------------------------------------------------------------------------
                                                                $554                                  $1,024
                                                                ============================================

Management believes that current and future levels of taxable income will be sufficient to realize the benefits of the deferred tax assets.

The domestic and foreign source components of income (loss) before taxes are as follows:

---------------------------------------------------------------------------------------
(in thousands)                                       Year Ended December 31,

                                          1995                 1994               1993
Domestic sources                         $6,726              $(2,021)            $5,483
Foreign sources                           4,377                2,166              1,391

8 -- EMPLOYEE BENEFIT PLANS

         The Company sponsors a 401(k) retirement plan. The Company, at its discretion, matches a portion of the participants' contribution. Participants are vested in the Company's matching contribution after five years of full-time service and may join the plan January 1 and July 1. Matching contribution expense for the Company was $0.3 million, $0, and $0.3 million for 1995, 1994 and 1993, respectively.

         The Company has an incentive compensation plan covering all full-time employees who are not officers. All Company officers were covered under this same plan through August 1993. In 1993, the Company established a separate incentive compensation program for all officers and entered into employment agreements containing certain incentive compensation formulas with Mr. Thomas and Mr. Alex W. Young, President and Chief Operating Officer. Mr. Thomas' employment agreement has been amended and now provides that, except for certain Company-provided benefits, all of his compensation will be incentive-based. The aggregate incentive compensation paid under these plans was $3.2 million, $1.1 million, and $2.6 million in 1995, 1994 and 1993, respectively. In accordance with Mr. Thomas' employment agreement, he did not earn incentive compensation in 1994. Consequently, Mr. Thomas executed a promissory note in the amount of $1.1 million due September 5, 1995 for advances made to him. The note carried an interest rate equal to the interest rate the Company would pay on its primary borrowing facility. This loan was repaid in full on September 5, 1995.

         For tax planning purposes, the Company prepaid estimated fourth quarter 1993 incentive compensation of $0.4 million to the officers. Management subsequently concluded that fourth quarter performance did not warrant payment of incentive compensation. This prepayment was in part recouped against incentive compensation earned by the officers in 1994.

         The Company self-insures its medical costs associated with injury and hospitalization to its employees and their dependents up to a limit of $50,000 per person per plan year. Insurance is purchased for claims in excess of the self-insurance limits. The Company had an accrual for outstanding claims of approximately $0.3 million to cover any loss incurred, including those not yet reported, through December 31, 1995.

9 -- LITIGATION

         On December 29, 1993, the Company filed suit against Revlon Consumer Products Corporation claiming the Company was entitled to incentive (or performance-oriented) fees totaling approximately $3.9 million. This litigation and all related litigation was settled, resulting in a charge to earnings of $3.2 million in the fourth quarter of 1994 and a receivable of $0.7 million, reflecting the present value of payments to be received over a five-year period beginning July 15, 1995. The first payment of $0.2 million was received in July 1995.

10 -- SEGMENT DATA AND SALES TO MAJOR CUSTOMERS

         The Company operates in one dominant industry segment, management services; however, with the acquisition of Interlink, the Company's operations were expanded to include software development and information technology services. The software development and information technology services segment results were not significant to the Company in 1995.

         The Company conducts its business primarily in two geographic areas, North America and Europe. Information regarding these two areas follows:

------------------------------------------------------------------------------------------------------------
(in thousands)                                          North America              Europe              Total

Year Ended December 31, 1995
Sales to Unaffiliated Clients                              $  40,125           $   27,095         $   67,220

% of Total Sales                                                  60%                  40%               100%
Geographic Segment Profit                                  $   5,724           $    4,855         $   10,579
Interest income (expense)                                                                                524
------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                                                        $   11,103
                                                                                                  ==========

Identifiable Assets                                        $  20,399           $    5,782         $   26,181
Corporate Assets                                                                                      13,976
------------------------------------------------------------------------------------------------------------
Total Assets                                                                                      $   40,157
                                                                                                  ==========

Year Ended December 31, 1994
Sales to Unaffiliated Clients                              $  29,792           $   22,668         $   52,460

% of Total Sales                                                  57%                  43%               100%
Geographic Segment Profit                                  $  (5,252)(1)       $    5,292         $       40
Interest income (expense)                                                                                105
------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                                                        $      145
                                                                                                  ==========

Identifiable Assets                                        $  10,213           $    5,223         $   15,436
Corporate Assets                                                                                      12,131
------------------------------------------------------------------------------------------------------------
Total Assets                                                                                      $   27,567
                                                                                                  ==========

Year Ended December 31, 1993
Sales to Unaffiliated Clients                              $  33,848           $   10,738         $   44,586

% of Total Sales                                                  76%                  24%               100%
Geographic Segment Profit                                  $   5,642           $    1,309         $    6,951
Interest income (expense)                                                                                (77)
------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                                                        $    6,874
                                                                                                  ==========

Identifiable Assets                                        $  13,923           $    2,663         $   16,586
Corporate Assets                                                                                      14,368
------------------------------------------------------------------------------------------------------------
Total Assets                                                                                      $   30,954
                                                                                                  ==========

(1) Includes charge of $5.9 million for allowance for doubtful accounts and net gain on securities sale of $0.5 million.

The following table indicates those clients whose revenues were in excess of 10% of consolidated revenues for the three years ended December 31, 1995.

------------------------------------------------------------------------------------------------------------
(in thousands)                          North America        % of Total         Europe            % of Total

Year Ended December 31, 1995
  Client 1                                   $5,846               9%               $6,250               9%

Year Ended December 31, 1994
  Client 1                                   $6,989              13%              $11,264              22%

Year Ended December 31, 1993
  Client 1                                   $5,036              11%
  Client 2                                    4,486              10%
  Client 3                                    1,427               3%               $6,342              14%

11 -- RELATED PARTY TRANSACTIONS

PHILIP R. THOMAS-PRINCIPAL STOCKHOLDER -- On September 5, 1995, Mr. Thomas repaid a $1.1 million promissory note, together with accrued interest of $.05 million. The loan was repaid with $0.9 million in cash and 29,000 shares of Class B Common Stock owned by Mr. Thomas. The Class B Common Stock was valued at $10.15 per share (70% of the fair market value of the Company's Common Stock on the date of repayment). In accordance with his employment agreement, Mr. Thomas executed this note because he earned no incentive compensation in 1994 and had been advanced $1.1 million against 1994 incentive compensation.

         The Company has entered into a 25-year lease agreement with Mr. Thomas for 60 acres of land on which the CEO Center is situated. The Company has a separate agreement with Mr. Thomas to lease guest accommodations situated on Mr. Thomas' personal property adjacent to the CEO Center. The lease provides for monthly payments of $12,960 through November 30, 2016. The rental rate was determined by evaluating average occupancy rates and costs of comparable guest facilities in the area. On December 31, 1995, the Company prepaid its lease for guest accommodations at the CEO Center through November 2016. The $0.9 million prepayment accepted by Mr. Thomas represents a discount of $0.6 million (computed on a net present value basis) from the lease payments to which Mr. Thomas was entitled. The prepayment is included in Other Assets, and is being amortized on a straight-line basis over the term of the lease.

         On December 31, 1995, the Company agreed to purchase Mr. Thomas' leasehold interest in a Texas Stadium luxury suite for $0.6 million. The purchase price was established by an independent third party that facilitates similar transactions.

         In 1993, Mr. Thomas agreed to pay $0.7 million to a client of the Company in the event that (i) a performance target was not met by the client at the end of 1994 and (ii) the client was current on all outstanding balances due the Company at the end of 1994. The performance target was not met; however, Mr. Thomas did not pay the client because the client had an outstanding balance with the Company of $0.7 million. The Company recorded a reserve against this client receivable at December 31, 1994. The substance of Mr. Thomas' personal guarantee to the client was to ensure that the Company would receive payment of amounts due from the client. Late in 1995 when it became apparent that collection of amounts due from the client was unlikely, Mr. Thomas executed a promissory note to the Company in the amount of $0.7 million, due in April 1996. On December 31, 1995, Mr. Thomas prepaid this note, with accrued interest. The prepayment was recorded as a contribution to paid in capital. Mr. Thomas paid this note with the proceeds of the Company's prepayment of its lease for guest accommodations at the CEO Center.

         In the period December 1994 through February 1995, the Company issued duplicate stock certificates to Mr. Thomas in an aggregate amount of 1,130,000 shares. The duplicate certificates were issued in anticipation of an equal number of shares being returned by Mr. Thomas' personal lenders for cancellation. Certificates totaling

1,130,000 shares were returned and cancelled. The duplicate stock certificate issuance and subsequent cancellations had no economic effect upon the Company or Mr. Thomas' share ownership.

         In 1993, the Company entered into an agreement with Integrated Multimedia Solutions, Inc. ("IMS"), an affiliated entity, for the development of customized learning systems used in the application of Total Cycle Time methodology. Under this agreement, the Company paid IMS $0.4 million during 1993, of which $0.1 million was capitalized. In 1994, BERMAC Communications, Inc. ("BERMAC"), a computer software company, acquired IMS interest in this agreement and is currently pursuing completion of the project. In BERMAC's opinion, the IMS development platform had become technologically outdated and was not suitable for further expansion of the software. Based on this opinion, the capitalized $0.1 million was expensed in 1994. BERMAC is also currently developing a proprietary database of best practices for the Company in delivering Total Cycle Time programs. Under the initial eight month term of the agreement, the Company paid BERMAC approximately $0.6 million which was capitalized as software under development to be used internally by the Company. The database was substantially complete at the end of 1994, but is being upgraded to take advantage of the latest groupware and internet technologies. The Company paid and expensed $0.1 million of fees to BERMAC in 1995 for network support. Final on-site testing at client locations is scheduled for the second quarter of 1996.

         Pursuant to an agreement dated February 14, 1994 among BERMAC, TGHC (a company wholly owned by Mr. Thomas), Mr. Thomas, and other parties, Mr. Thomas granted to BERMAC a license to use proprietary computer-based training software, and agreed, through TGHC, to assist BERMAC in arranging private and public financing. TGHC also agreed to facilitate a strategic alliance between BERMAC and the Company. As part of the agreement, BERMAC agreed to reserve 15% of its common stock for issuance to Mr. Thomas or his designee. The factual circumstances under which Mr. Thomas could earn equity ownership in BERMAC, as contemplated by such agreement, have not come to pass within the time frame stipulated and consequently Mr. Thomas has neither earned nor has an opportunity to earn equity ownership in BERMAC.

         During 1994 the Company engaged Integrated Security Systems, Inc. ("ISSI"), to supply security equipment at various Company offices. Payments to ISSI for such equipment and services totaled $0.4 million in 1994. Mr. Thomas is the beneficial owner of 21.4% of ISSI's common stock. Effective February 16, 1994, ISSI entered into a five-year agreement with TGHC to provide the services of Gerald K. Beckmann, Director of TGI, as Chairman of the Board of ISSI for $0.1 million annually. Mr. Beckmann now serves as the elected Chairman of ISSI; consequently, the agreement with TGHC was terminated effective May 1995.

         As an additional marketing initiative, the Company employs two sales executives whose primary focus is acquiring new business through relationships in the investment banking community. The two sales executives have an ownership interest in Celerity Partners, a limited partnership (the "Partnership") which invests in companies whose competitiveness within a particular industry may be significantly improved. In addition, the general partner of the Partnership has been organized as a limited liability company, in which Mr. Thomas, Mr. Beckmann, and Mr. Jim Dykes (directors of the Company) own 40%, 15% and 1% equity interests, respectively. Mr. Beckmann also serves on the board of directors of the general partner. The Company's board of directors has precluded Mr. Thomas from becoming involved in contract negotiations or the contract approval process of any potential client in which the Partnership holds or is negotiating an ownership interest. The Company incurred costs of approximately $0.4 million in 1994 and $0.5 million in 1995 supporting this marketing initiative.

OTHER AFFILIATES -- In 1994, TGI advanced Mr. Beckmann $0.1 million. Mr. Beckmann executed promissory notes due November 30, 1995. The notes carried an interest rate equal to the rate the Company would pay on its primary borrowing facility. The notes were repaid, with interest, on December 31, 1995.

A summary of current receivables from affiliates follows:

------------------------------------------------------------------------------------------------------------
(in thousands)                                                                 December 31,

                                                                1995                                    1994
Philip R. Thomas
  Prepaid incentive compensation                             $    --                                  $1,094
Other Affiliates                                                                                         153
------------------------------------------------------------------------------------------------------------
                                                             $    --                                  $1,247
                                                             ===============================================

A summary of transactions with affiliates follows:

------------------------------------------------------------------------------------------------------------
(in thousands)                                                              Year Ended December 31,

                                                                1995                 1994               1993
Philip R. Thomas:
Real estate and other rentals paid to
  Mr. Thomas                                                    $301                 $332               $184
Payments to ISSI for security systems                             94                  350                 --
Payments to BERMAC for custom
  computer software                                              139                  592                 --
Payments to IMS for custom computer software                      --                   --                427
Management fee and royalties paid to
  TGHC or TCO                                                     --                   --              1,459
Other Affiliates:
Loans to Gerald K. Beckmann                                       --                  102                 --

ELECTRONIC DATA SYSTEMS CORPORATION ("EDS")--In February 1990, the Company sold EDS 937,500 shares of the Company's Redeemable Class A Common Stock for $5 million in cash and simultaneously purchased 937,500 shares of Common Stock from existing stockholders for $5 million.

         The Company also received a $2.5 million loan from EDS which became due and payable on August 19, 1993 and was retired with initial public offering proceeds. Prior to repayment of the EDS loan, the Company was required to dedicate, on a quarterly basis, 3% of net sales and 25% of net income for payment to EDS.

         The Company also entered into a Management Service Agreement with EDS which expired at the end of 1994 and which, in summary, compensated EDS for consulting services associated with information technology and the identification of marketing opportunities.

Amounts paid to EDS are summarized as follows:

------------------------------------------------------------------------------------------------------------
(in thousands)                                                            Year Ended December 31,

                                                                1994                                    1993
Interest on loan                                             $    --                              $       47
Principal repayments                                              --                                   1,332
Dividends declared on Redeemable
  Class A Common Stock                                            --                                     408
Marketing fee                                                     --                                     100
Management services                                               60                                      65
------------------------------------------------------------------------------------------------------------
                                                             $    60                                $  1,952
                                                             ===============================================

12 -- SELLING, GENERAL AND ADMINISTRATIVE

         Included in SG&A expenses in 1994 is a charge of $5.9 million to establish reserves for doubtful receivables on completed contracts. First, pursuant to the February 15, 1995 settlement of a 1993 lawsuit with

Revlon Consumer Products Corporation ("Revlon"), the Company recorded a charge of $3.2 million in the fourth quarter of 1994, as part of a confidential settlement agreement. Prior to this settlement, the Company and its legal counsel were confident that, had the matter proceeded to trial, the Company would have prevailed. Consequently, the Company made no provision for reserves prior to the settlement date. Due to the significant amount of time and resources being consumed by the litigation, the Company concluded the settlement was in the best interests of the Company.

         Second, by mutual agreement the Company and a client terminated a contract. The client was experiencing liquidity difficulties and a $1.5 million reserve was established against the outstanding receivable balance of $2.1 million. This client has remained current on their agreed-upon payment play to the Company and the reserve was adjusted to $0.4 million in the fourth quarter of 1995.

         Third, in 1993 the Company offered terms on a program which permitted a client to defer payment until December 31, 1994. The client refused to pay the outstanding receivable, alleging that a certain performance target was not met. The Company established a bad debt reserve in the amount of the entire $0.7 million receivable.

         Fourth, the Company was involved in a dispute with a client regarding $0.6 million in fees invoiced prior to 1994. This matter was resolved in December 1994, resulting in a charge of $0.4 million against a reserve previously established and a charge of approximately $0.3 million in the fourth quarter of 1994. The remaining $0.2 million reserve was recorded in the fourth quarter of 1994 to provide for the settlement of disputes with two other clients.

13 -- FINANCING AGREEMENT

         At December 31, 1995, the Company maintained a $6 million revolving credit agreement, including $1 million for letters of credit, with a bank. This agreement was to expire in January, 1996, and following a short-term extension has been further extended to February 1998. The credit agreement provides, among other things, that the Company may pay dividends of up to 50% of its net income. Interest on any base rate borrowing is payable at prime. The agreement is not collateralized. The Company did not borrow funds under the revolving line of credit agreements at any time during 1995. During 1995 and 1994 the Company paid no interest and paid a commitment fee of $23,000 and $20,000, respectively.

14 -- COMMON STOCK AND STOCK OPTIONS

         Shares of Common Stock and Class B Common Stock are identical, except that holders of Class B Common Stock have no voting rights. EDS was the holder of Redeemable Class A Common Stock prior to its conversion to Common Stock and retirement in connection with the initial public offering.

         The Company grants incentive and non-qualified stock options and has reserved 2,425,000 shares of Common Stock and 675,000 shares of Class B Common Stock for issuance. Options to purchase shares of the Company's Common Stock and Class B Common Stock have been granted to directors, officers and employees. The majority of the options granted become exercisable at the rate of 20% per year, and generally expire ten years after the date of grant.

         Of the 949,597 Common Stock options outstanding at December 31, 1995, 423,919 contain a provision whereby the option can be exercised by using shares of Class B Common Stock previously acquired through the exercise of Class B stock options and held for more than six months, to pay all or a portion of the option holder's exercise price. The tender of Class B Common Stock to pay for all or a portion of the exercise of Common Stock options is credited against the exercise price at the then fair market value of Class B Common Stock. The fair market value of Class B Stock is 70% of the then quoted closing price on the NASDAQ for the Company's Common Stock.

         On December 1, 1994, the Company repriced certain outstanding common stock options to $6.75, the fair market value of the Company's common stock on that date. The table on the following page reflects the effect of the repricing.

         Information regarding exercisable options is as follows:

------------------------------------------------------------------------------------------------------------
                                                                               December 31,

                                                             1995                                    1994
Common Stock options
Exercisable                                                  661,879                                 703,374
Average option price                                     $     10.17                             $     11.25

Class B Common Stock options
Exercisable                                                  200,397                                 401,775
Average option price                                     $      4.47                             $      2.77

Transactions relating to stock options are as follows:

                      --------------------------------------------------------------------------------------
                        Common Options
                            shares         Exercise Price    Class B Options shares    Exercise Price
                      --------------------------------------------------------------------------------------
December 31, 1992           824,400          $0.40 - $12.625          664,020          $0.00 - $5.44
  Granted                   172,450          $0.00 - $18.75                --                    --
  Exercised                 (84,874)         $0.00 - $14.25           (95,124)         $0.00 - $5.44
  Terminated                (32,030)         $0.40 - $14.25           (20,580)         $1.33 - $5.33
                          ---------                                  --------
December 31, 1993           879,946          $0.00 - $18.75           548,316          $0.00 - $5.44
  Granted                   604,424          $0.00 - $17.50                --                    --
  Exercised                 (48,000)         $0.00 - $14.25          (109,104)         $0.00 - $5.44
  Terminated               (431,684)         $0.00 - $18.75            (1,620)         $1.33 - $5.33
                          ---------                                  --------
December 31, 1994         1,004,686          $0.00 - $12.625          437,592          $0.00 - $5.44
  Granted                   180,000          $0.00 - $15.50                --                    --
  Exercised                (170,251)         $0.00 - $13.00          (223,790)         $0.00 - $5.44
  Terminated                (64,838)         $0.00 - $16.75           (10,600)         $0.00 - $5.33
                          ---------                                  --------
December 31, 1995           949,597          $0.00 - $15.50           203,202          $0.00 - $5.44
                          =========                                  ========

         15 -- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

------------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                       For the Year Ended December 31,

                                                                1995                 1994               1993
------------------------------------------------------------------------------------------------------------
Interest paid                                                     $8                  $62               $230

Income taxes paid                                              1,920                2,255              1,300

Transfer of 82,868 shares of Common Stock by
  Mr. Thomas in repayment of outstanding  notes,
  accounts receivable and management fee buy-down                 --                   --              1,046

Receipt of Class B Common Stock in payment of
  exercise price of Common Stock options                       1,845                  330                245

Conversion of 937,500 shares of
  Redeemable Class A Common Stock
  to Common Stock                                                 --                   --              5,000

Acquisition of Texas Stadium Suite
  in exchange for note payable to Mr. Thomas                     578                   --                 --

Prepayment of lease for CEO Center facilities
  in exchange for a note payable to Mr. Thomas                   876                   --                 --

Repayment of loan by Mr. Thomas via
  offset with TGI prepayment of facilities lease                 705                   --                 --

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K/A No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, State of Texas, on September 30, 1996.



                                              THOMAS GROUP, INC.



                                              By:  /s/ PHILIP R. THOMAS
                                                   -----------------------------
                                                   Philip R. Thomas
                                                   Chairman of the Board and
                                                   Chief Executive Officer




                               POWER OF ATTORNEY


         Each individual whose signature appears below constitutes and appoints Philip R. Thomas and Alex W. Young, and each of them, such person's true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for such person and in such person's name, place, and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

             SIGNATURE                                 CAPACITY                                      DATE
             ---------                                 --------                                      ----
        /s/ PHILIP R. THOMAS            Director, Chairman of the Board and Chief             September 30, 1996
        ------------------------          Executive Officer
          Philip R. Thomas

        /s/ ALEX W. YOUNG               President, Chief Operating Officer and Director       September 30, 1996
        ------------------------
           Alex W. Young

        /s/ LELAND L. GRUBB, JR.        Vice President, Chief Financial Officer and           September 30, 1996
        ------------------------          Treasurer (Principal Financial and Accounting
        Leland L. Grubb, Jr.              Officer)


         /s/ GERALD K. BECKMANN         Director                                              September 30, 1996
        ------------------------
         Gerald K. Beckmann


         /s/ JAMES P. BUCHANAN          Director
        ------------------------                                                              September 30, 1996
         James P. Buchanan


         /s/ J. FRED BUCY               Director                                              September 30, 1996
        ------------------------
            J. Fred Bucy

