Form 10-Q
period 1996-09-30
THOMAS GROUP INC
filed 1996-11-14
CIK 900017

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                      OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-22010

                                  -----------

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

                                 -----------

                                    NONE
            (Former name, former address and former fiscal year,
                        if changed since last report)

                                 -----------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     As of October 31, 1996, the following number of shares of the registrant's stock were outstanding:

Common Stock                                                           5,869,766
Class B Common Stock                                                      44,519
                                                                       ---------
  Total                                                                5,914,285
                                                                       =========

                              THOMAS GROUP, INC.

PART I - FINANCIAL INFORMATION


                                                                                                  PAGE NO.
Item 1 - Financial Statements
     Consolidated Balance Sheets, September 30, 1996 and December 31, 1995 .....................    3
     Consolidated Statements of Operations for the Three Months and Nine Months Ended
         September 30, 1996 and 1995 ...........................................................    4
     Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 1996 and 1995 ...........................................................    5
     Notes to Consolidated Financial Statements ................................................    6
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations..    7


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K ......................................................   12


                              THOMAS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                      ASSETS                                       SEPTEMBER 30, DECEMBER 31,
                                                                                       1996         1995
                                                                                   ------------- ------------
Current Assets
   Cash and cash equivalents ......................................................   $  7,010     $ 11,273
   Trade accounts receivable, net of allowances of $100 and $245, respectively ....     11,913       14,476
   Accounts and notes receivable -- affiliates ....................................      1,331         --
   Other, net of allowances of $473 and $382, respectively ........................      2,116        2,257
                                                                                      --------     --------
     Total Current Assets .........................................................     22,370       28,006
Net Property and Equipment ........................................................      7,870        6,547
Capitalized Software Development Costs ............................................      3,023          832
Other Assets ......................................................................      6,450        4,772
                                                                                      --------     --------
                                                                                      $ 39,713     $ 40,157
                                                                                      ========     ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued liabilities .......................................   $  3,725     $  4,229
   Accounts payable - affiliates ..................................................       --          1,027
   Income taxes payable ...........................................................      1,447        2,428
   Advance payments ...............................................................        368          294
   Current maturities of long-term obligations ....................................       --             27
                                                                                      --------     --------
     Total Current Liabilities ....................................................      5,540        8,005
Long-Term Obligations .............................................................      1,443        1,101
                                                                                      --------     --------
     Total Liabilities ............................................................      6,983        9,106
                                                                                      --------     --------
Commitments and Contingencies

Stockholders' Equity
Common Stock, $.01 par value; 12,500,000 shares authorized; 6,169,088 and 5,983,903
    shares issued .................................................................         62           60
Class B Common Stock, $.01 par value; 1,200,000 shares
   authorized; 43,919 and 152,133 shares issued and outstanding ...................       --              2
Additional paid-in capital ........................................................     19,204       18,094
Retained earnings .................................................................     17,877       13,745
Cumulative translation adjustment .................................................       (140)         283
Treasury stock, 302,360 and 90,603 shares of Common, at cost ......................     (4,273)      (1,133)
                                                                                      --------     --------
     Total Stockholders' Equity ...................................................     32,730       31,051
                                                                                      --------     --------
                                                                                      $ 39,713     $ 40,157
                                                                                      ========     ========



                    See accompanying notes to consolidated
                            financial statements.

                              THOMAS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                            -----------------------   -----------------------
                                               1996         1995         1996         1995
                                            ----------   ----------   ----------   ----------
Revenues ................................   $   17,327   $   16,371   $   56,478   $   48,205
    Cost of Sales .......................       11,676       10,331       35,902       29,924
                                            ----------   ----------   ----------   ----------
Gross Margin ............................        5,651        6,040       20,576       18,281
    Selling, General and Administrative..        5,184        3,545       13,992       10,837
                                            ----------   ----------   ----------   ----------
Operating Income ........................          467        2,495        6,584        7,444
Interest Income, Net ....................           90          120          224          324
                                            ----------   ----------   ----------   ----------
Income Before Income Taxes ..............          557        2,615        6,808        7,768
Income Taxes ............................          212        1,025        2,676        3,086
                                            ----------   ----------   ----------   ----------
Net Income ..............................   $      345   $    1,590   $    4,132   $    4,682
                                            ==========   ==========   ==========   ==========

Earnings Per Common and Common
    Equivalent Share ....................   $     0.05   $     0.25   $     0.65   $     0.75
Weighted Average Shares and Share
    Equivalents Outstanding .............    6,339,616    6,364,651    6,368,045    6,247,576



                    See accompanying notes to consolidated
                            financial statements.

                              THOMAS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                --------------------
                                                                  1996        1995
                                                                --------    --------
Cash Flows From Operating Activities
  Net income .................................................. $  4,132    $  4,682
     Adjustments to reconcile net income to net cash used
      in operating activities
        Depreciation and amortization .........................    2,320       1,340
        Allowance for doubtful accounts .......................     (104)       --
        Provision for expatriate costs ........................     (106)        (57)
        Other .................................................      225          32
        Deferred taxes ........................................     (762)        485
        Change in operating assets and liabilities
         Trade accounts receivable ............................    2,402       1,023
         Other assets .........................................     (563)        254
         Accounts payable and accrued liabilities .............       61         739
         Advance payments .....................................       77        (812)
         Income taxes payable .................................     (255)      1,853
                                                                --------    --------
               Net Cash Provided By Operating Activities ......    7,427       9,539
                                                                --------    --------

Cash Flows Used In Investing Activities
     Acquisition of subsidiary ................................   (2,308)     (1,500)
     (Increase) Decrease in short-term notes receivables ......      598        (792)
     Capital expenditures .....................................   (2,591)       (787)
     Capitalization of software development costs .............   (1,431)        (49)
     Acquisition of intangibles ...............................     (250)       --
                                                                --------    --------
          Net Cash Used In Investing Activities ...............   (5,982)     (3,128)
                                                                --------    --------

Cash Flows From Financing Activities
  Purchase of treasury stock ..................................   (3,140)       --
  Net proceeds from exercise of stock options .................      195         408
  Repayment of other long-term obligations ....................      (86)        (93)
  Net repayments from (advances to) affiliates ................   (1,331)        907
  Repayment of obligations to affiliates ......................   (1,027)       --
                                                                --------    --------
          Net Cash Provided By (Used In) Financing Activities..   (5,389)      1,222
                                                                --------    --------

  Effect of Exchange Rate Changes on Cash .....................     (319)        (30)
                                                                --------    --------

Net Increase (Decrease) In Cash and Cash Equivalents ..........   (4,263)      7,603
  Cash and Cash Equivalents
     Beginning of period ......................................   11,273       3,942
                                                                --------    --------
     End of period ............................................ $  7,010    $ 11,545
                                                                ========    ========



                    See accompanying notes to consolidated
                            financial statements.

                              THOMAS GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     1. The unaudited consolidated financial statements include all adjustments, which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. Such adjustments are of a normal and recurring nature. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1995 Annual Report to Stockholders. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results of operations for the entire year ending December 31, 1996.

     2. Earnings Per Share - Earnings per share amounts are based on the weighted average number of shares and dilutive share equivalents outstanding during the respective periods. Fully diluted earnings per share and share equivalents is not presented because the result is not materially different.

     3. Significant Clients - The Company earned in excess of 10% of its total revenues from each of two clients in the nine months ended September 30, 1996 and from one client in the nine months ended September 30, 1995. Revenues from the two significant clients in the nine months ended September 30, 1996 totaled $12.9 million or 23% of revenues. Revenues from the significant client in the nine months ended September 30, 1995 totaled $6.4 million or 13% of revenues.

     4. Acquisition - Effective July 1, 1996 the Company acquired substantially all of the assets of Bermac Communications (Bermac), a multimedia software company, for approximately $2.3 million in cash. The acquisition was funded with cash from operations and accounted for under the purchase method of accounting. Bermac's results of operations were included in the Company's consolidated financial statements beginning July 1, 1996. Bermac's operations are not material in relation to the Company's consolidated financial statements; therefore, pro forma financial information has not been presented.

     5. Supplemental Disclosure of Cash Flow Information

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        ------------------------
                                                         1996              1995
                                                        ------            ------
Interest paid                                           $   22            $   30
Income taxes paid                                        3,549               816

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

The following table sets forth the statements of operations as a percentage of revenues.


                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                             SEPTEMBER 30,          SEPTEMBER 30,
                                            ---------------       ---------------
                                              1996    1995          1996    1995
                                            ------- -------       ------- -------
 Revenues .................................   100.0   100.0         100.0   100.0
      Cost of Sales .......................    67.4    63.1          63.6    62.1
                                            ------- -------       ------- -------
Gross Margin ..............................    32.6    36.9          36.4    37.9
      Selling, General and Administrative..    29.9    21.6          24.8    22.5
                                            ------- -------       ------- -------
      Operating Income ....................     2.7    15.3          11.6    15.4
      Interest Income, Net ................      .5      .7            .4      .7
                                            ------- -------       ------- -------
      Income Before Income Taxes ..........     3.2    16.0          12.0    16.1
      Income Taxes ........................     1.2     6.3           4.7     6.4
                                            ------- -------       ------- -------
      Net Income ..........................     2.0     9.7           7.3     9.7
                                            ======= =======       ======= =======


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

RESULTS OF OPERATIONS - Net income for the three months ended September 30, 1996 was $0.3 million or $.05 per share, a decrease of $1.3 million compared to $1.6 million or $.25 per share in the third quarter of 1995. Weighted average shares outstanding decreased .4% compared to the third quarter of 1995.

Net income in the third quarter of 1996 reflected the results of lower sales in Europe combined with increased spending on sales and marketing strategies and Company expansion into specific industry segments and the Asia/Pacific market.

REVENUES - Revenues were $17.3 million in the third quarter of 1996, an increase of $0.9 million or 5% from $16.4 million in the third quarter of 1995. Interlink contributed $1.2 million in third quarter 1996 revenue and $0.8 million in third quarter 1995 revenues. Revenues from traditional TCT(R) programs were $15.9 million, a 2% increase from the third quarter of 1995. Domestic TCT(R) program revenue increased 10% to $11.1 million as a result of a number of large programs which were not present in 1995. International revenues declined 13% to $4.7 million due to the winding down of several large programs with two multi-national clients, and the replacement of such large programs with programs having a high incentive content which typically are earned several months into the program. In particular, a large European contract contains provisions which preclude the Company from calculating or recognizing certain incentive based revenues until the end of each calendar year. International revenues comprised 27% of total revenues (including Interlink) for the third quarter of 1996 and were $5.4 million or 33% of total revenues for the third quarter of 1995.

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

COS was $11.7 million in the third quarter of 1996, a 13% increase compared to $10.3 million in the third quarter of 1995. As a result of increased levels of business in the U.S. and additional Interlink personnel and the acquisition of Bermac, the Company employed an average of 299 direct personnel, which consists of Resultants(SM) and certain administrative personnel, in the third quarter of 1996 compared to 224 in the third quarter of 1995. Average European direct personnel for the third quarter of 1996 was reduced by 11 as compared to the third quarter of 1995. The company-wide personnel increase resulted in compensation increases of approximately $1.9 million. This increase was partially offset by a $0.7 million decrease in incentive compensation expense.

GROSS MARGIN - Gross margin was $5.7 million, representing 32.6% of revenues in the third quarter of 1996 compared to $6.0 million or 36.9% of revenues in the third quarter of 1995. Gross margin decreased primarily as a result of the decline in European revenues coupled with overall direct personnel increases. Sales in Europe began to decline in late 1995 as several large client contracts were completed. While the Company has accelerated the implementation of its enhanced sales process in Europe, due to the long sales cycle those efforts have not yet succeeded in generating sufficient new business to offset the decline in European revenue from the completion of prior programs. Additionally, the Company has a large European program whose contract terms are such that certain incentives earned, if any, will not be determinable until year-end. This has further depressed European margins as the salaries of Resultants assigned to this program are recognized and expensed as paid. Additionally, personnel and other direct costs were incurred as the Company develops new business in the Asia/Pacific region and specific industry sectors.

SELLING, GENERAL, ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses (SG&A) consist of all operating expenses not directly associated with the generation of revenue. A majority of SG&A expenses are for corporate personnel (including certain officers), non-program-related travel and entertainment, corporate facilities costs, and professional and legal costs.

SG&A was $5.2 million in the third quarter of 1996, a 46% increase compared to $3.5 million in the third quarter of 1995. This increase is due primarily to sales and marketing expenses as the Company initiated several sales and marketing strategies, particularly in Europe, the Asia/Pacific region and specific industry sectors. The Company added a significant number of administrative personnel in 1996, including a number of growth-oriented professionals.

OTHER - The Company's effective tax rate was 38% in the third quarter of 1996 and 39% in the third quarter of 1995, reflecting a change in the mix of foreign and domestic revenues.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

RESULTS OF OPERATIONS - Net income in the first nine months of 1996 was $4.1 million or $.65 per share, a decrease of $0.6 million compared to $4.7 million or $.75 per share in the first nine months of 1995. Weighted average shares outstanding increased 2% compared to the first nine months of 1995. Results of the first nine months were adversely affected by significantly reduced net income in the third quarter as the Company increased spending on sales and marketing initiatives in identified growth opportunities.

                              THOMAS GROUP, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


REVENUES - Revenues increased $8.3 million or 17% to $56.5 million in the first nine months of 1996 from $48.2 million in the first nine months of 1995. Revenues from traditional TCT(R) programs were $50.7 million, a 7% increase over $47.4 million for the first nine months of 1995. Domestic TCT(R) program revenue increased 34% to $35.4 million as a result of several new program start-ups in the first part of 1996. International revenues were $15.4 million or 27% of total revenues (including Interlink) for the first nine months of 1996 and $21.1 million or 44% of total revenues for the first nine months of 1995. International revenues declined by 27% as a result of the 1996 replacement of several large programs with two multi-national clients with programs having high incentive content. Revenue on such incentive based programs will generally not be realized until several months into the program.

COST OF SALES - COS was $35.9 million in the first nine months of 1996, a 20% increase compared to $29.9 million in the first nine months of 1995. The Company hired additional Resultants(SM) as it experienced increased levels of domestic business. The additional Resultants(SM), the addition of Interlink personnel and the acquisition of Bermac and annual salary adjustments, caused the compensation component of COS to increase 26% in the first nine months of 1996 compared to the first nine months of 1995. Additionally, COS in the first nine months of 1996 includes $1.8 million of Interlink hardware purchases while the first nine months of 1995 only included two months: $0.4 million. Such increases were partially offset by a $1.3 million decrease in incentive compensation expense.

GROSS MARGIN - Gross margin was $20.6 million or 36.4% of revenues in the first nine months of 1996 compared to $18.3 million or 37.9% of revenues in the first nine months of 1995. Gross margin as a percent of revenues declined as the result of several factors. First, the Company has added a significant number of Resultants(SM) to its workforce in the first nine months of 1996. The Company hires Resultants(SM) in anticipation of program requirements, in advance of program starts so they can be extensively trained in the TCT(R) methodology. This creates an increase in compensation costs, but no corresponding increase in program revenue until the Resultant(SM) is assigned to a program. This depresses margins during hiring periods. Over the comparable period in 1995, Resultant(SM) headcount remained steady. Overall Company margins were further depressed by the decline in European revenues coupled with the high cost of European Resultants(SM) and only limited headcount reductions because of the desire to reassign most trained and experienced Resultants(SM) rather than undergo fully commensurate workforce reductions. Third, margins on Interlink's operations are traditionally less than those realized on TCT(R) programs. Sales from Interlink's operations were included in the Company's results for only two of the first nine months of 1995.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES - SG&A was $14 million or 24.8% of revenue in the first nine months of 1996, a 30% increase compared to $10.8 million or 22.5% of revenue in the first nine months of 1995. SG&A costs have increased primarily due to aggressive spending on sales and marketing initiatives, the addition of sales and marketing personnel, and the addition of a Chief Growth Officer in May 1996.

OTHER -The Company's effective tax rate was 39% in the first nine months of 1996 and 40% in the first nine months of 1995, reflecting a change in the mix of foreign and domestic revenues.

FULL YEAR RESULTS - The Company currently expects full year 1996 earnings to be 10% to 20% below 1995 results. Revenue growth, although positive, will not meet historical rates.

                              THOMAS GROUP, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $4.3 million in the first nine months of 1996 compared to an increase of $7.6 million in the first nine months of 1995. Following is a discussion of the changes in the major components:

CASH FLOWS FROM OPERATING ACTIVITIES - Net cash flow from operating activities was $7.4 million. Depreciation and amortization increased compared to the first nine months of 1995 due primarily to the acquisition of Interlink in August 1995 and capital investments to expand the CEO Center. Depreciation and amortization expense is expected to continue to increase as the Company continues to depreciate/amortize assets acquired in the July 1996 Bermac acquisition. Cash flows from operating activities in the first nine months of 1996 were used to fund capital additions during the period. Accounts receivable balances at September 30, 1996 were $11.9 million, a decrease of $2.6 million over the $14.5 million balance at December 31, 1995. Days sales outstanding improved from 79 days at December 31, 1995 to 63 days at September 30, 1996.

CASH FLOWS FROM INVESTING ACTIVITIES - The use of cash for capital additions and capitalized software development costs comprise most of the Company's investing activities. Capital expenditures related primarily to the CEO Center expansion and significant computer hardware upgrades for all Resultants(SM) in the first half of 1996. In April 1996 the Company made a $1 million payment to the former owners of Interlink Technologies for completed software development.

In August 1995 the Company used $1.5 million cash to acquire Interlink Technologies. In July 1996 the Company used $2.3 million cash to acquire Bermac Communications.

CASH FLOWS FROM FINANCING ACTIVITIES - Cash flows used in financing activities in the first nine months of 1996 were for the purchase of the Company's common stock for $3.1 million, the settlement of 1995 amounts due to affiliates and certain 1996 advances to affiliates.

The Company has no outstanding long-term indebtedness. The Company has a $6.0 million line of credit agreement with Comerica Bank expiring February 1998. Loans under this agreement bear interest at the prime rate and are unsecured. During the first nine months of 1996, the Company did not incur any borrowings under this line of credit.

Effective August 30, 1996, the Company entered into an agreement in principle with Comerica Bank regarding a $20 million revolving credit facility intended to replace the Company's previous $6 million line of credit agreement and assist in acquisition financing. The new facility will expire in November 2003 and will include a call option in November 2001. Additionally, the terms provide for a $1 million per quarter reduction in any outstanding balances after the first two years. Loans under this facility will bear interest at the prime rate or an applicable Eurodollar or Comerica Fixed Rate Cost of Funds plus a margin determined by the Company's ratio of Funded Debt to Earnings Before Income Tax, Depreciation, and Amortization for the prior quarter.

In 1994 the Board of Directors approved a stock repurchase plan for up to 250,000 shares. The Company may purchase stock in the open market in the future under this program. The Company purchased 226,600 shares in the first nine months of 1996 for $3.1 million.

                              THOMAS GROUP, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


FINANCIAL CONDITION - The Company believes that its financial condition remains strong and that it has the financial resources necessary to meet its needs. Cash provided by operating activities and the Company's credit facility should be sufficient to meet operational needs and expansion plans in the short and long term.


                                     *****

"Safe Harbor" Statement Under The Private Securities Litigation Reform Act:

The discussions in this report on Form 10-Q contain both historical information and "forward-looking statements" as the term is defined in Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties that affect the Company's operations, products, markets, services, prices and other factors. These risks and uncertainties include, but are not limited to:

    - A The competitive nature of the management consulting industry, in light of new entrants into the industry and the difficulty of differentiating the services offered to potential clients.

    - A The time required by prospective clients to fully understand the value and the comprehensive nature of a typical TCT(R)program may result in an extended lead time to close new business.

    - A Performance-oriented fees are earned upon the achievement of improvements in a client's business. The client's commitment to a Total Cycle Time(R) program, and general economic/industry conditions could impact a client's business performance and consequently the Company's ability to forecast the timing and ultimate realization of performance-oriented fees.

    - The ability of the Company to productively re-deploy personnel during program transition periods.

    - The ability of the Company to create alliances and make acquisitions that are accretive to earnings.

    - A The competitive nature of the software solutions industry and the speed at which technology changes to meet customer needs.

                              THOMAS GROUP, INC.


PART II - OTHER INFORMATION

                                                                                               SEQUENTIAL
                                                                                                PAGE NO.
     Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits
          11 - Statement Regarding Computation of Earnings Per Share..................            13
          21 - Subsidiaries of Registrant.............................................            16
          27 - Financial Data Schedule................................................            17



     (b) Reports on Form 8-K for the Quarter Ending September 30, 1996:


On July 19, 1996 the Company filed Form 8-K/A No. 2 regarding the August 29, 1995 acquisition of substantially all the assets of Interlink Technologies, Inc. Included as part of such report were the following financial statements:

  - Audited Financial Statements of Interlink Technologies, Inc. as of an for the Periods Ended August 31, 1994, and 1993.

  - Pro Forma Consolidated Balance Sheet (Unaudited) of Thomas Group, Inc. as of June 30, 1995.

  - Pro Forma Consolidated Statements of Operations (Unaudited) of Thomas Group, Inc. for the Year Ended December 31, 1994 and for the Six Months Ended June 30, 1995.

  - Unaudited Statements of Operations of Interlink Technologies, Inc. for the Ten Months Ended June 30, 1995 and June 30, 1994.

  - Unaudited Statements of Cash Flows of Interlink Technologies, Inc. for the Ten Months Ended June 30, 1995 and June 30, 1994.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THOMAS GROUP, INC.
                              ------------------
                                  Registrant


 November 13, 1996                                              /s/ Philip R. Thomas
------------------                                              --------------------
      Date                                                        Philip R. Thomas
                                                        Chairman and Chief Executive Officer

 November 13, 1996                                            /s/ Leland L. Grubb, Jr.
------------------                                            ------------------------
      Date                                                      Leland L. Grubb, Jr.
                                               Vice President, Chief Financial Officer and Treasurer
                                                             (Chief Accounting Officer)



                              INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
   11 -       Statement Regarding Computation of Earnings Per Share
   21 -       Subsidiaries of Registrant
   27 -       Financial Data Schedule