Form 10-K
period 1996-12-31
THOMAS GROUP INC
filed 1997-03-31
CIK 900017

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934 [Fee Required] FOR THE YEAR ENDED DECEMBER 31, 1996.

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
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

5215 NORTH O'CONNOR BOULEVARD, SUITE 2500, IRVING, TEXAS          75039-3714
(Address of principal executive offices)                          (Zip Code)

                (972) 869-3400
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes / No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of February 28, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $34,811,000, based on the NASDAQ-NMS closing price.

As of February 28, 1996, the following number of shares of the registrant's stock were outstanding:

             Common Stock                              5,893,134
             Class B Common Stock                        186,567
                                                       ---------
             Total                                     6,079,701
                                                       =========

                      DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the 1996 Annual Report to Stockholders are incorporated by reference into Part II.
Portions of the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                     PART I

ITEM 1.       BUSINESS.

GENERAL

         Thomas Group, Inc., a Delaware corporation (the "Company"), is an implementor of a proven management methodology that enables organizations to continuously become more competitive, more efficient and to improve financial performance. The Company's systematic approach to business process design and operating performance enhancement utilizes its proprietary Total Cycle Time(R) methodology to deliver Speed Driven Results(SM). The Company's experienced professionals lead clients in effecting internal change that maximizes responsiveness. From the Company's United States, Asia/Pacific and European offices, the Company has successfully completed projects enabling large corporations in the United States, Asia and Western Europe to outpace global competition. The Company's Interlink Technologies subsidiary specializes in paperless warehousing and distribution systems. The Company's Bermac Communications subsidiary specializes in custom multimedia applications in the training and sales force automation areas.

         The Company's specific methodology, known as Total Cycle Time, focuses on reducing the time to complete and improve the effectiveness of revenue-production, product development and administrative processes, resulting in improvements in financial performance, quality, and response time. The Company's services are based on time management concepts and are applied to business processes throughout industry.

         Utilizing Total Cycle Time methodology, the Company analyzes a client's business, works with the client's senior management in a four day executive workshop to define the potential performance improvement, and works with the client to implement actions to obtain the improvement. Total Cycle Time services are designed to enable the Company's clients to achieve quantifiable results, such as higher growth, improved profitability, greater productivity, more effective asset utilization and reduced time in developing and delivering new products to market, thereby making clients more competitive. Due to the Company's prior success with and confidence in Total Cycle Time services, the Company generally provides its clients with the option of paying the Company fixed fees or a combination of fixed fees and performance-oriented fees based on improvements in mutually determined measurements, such as cycle time or financial criteria.

CLIENTS

         The Company's clients are typically large, well-established companies, or distinct business units of such companies, in North America, Western Europe, and the Asia/Pacific region. Within the largest clients, multiple programs have been performed for different business units, however, the Company has not historically performed repeat programs for specific client business units for which the Company has completed a Total Cycle Time program. The Company has begun to diversify its product offerings in order to increase the potential for continuous client engagements.

TOTAL CYCLE TIME

         The Total Cycle Time methodology developed and employed by the Company is used to analyze a client's business into components of three basic processes: the development of new products and services; the production and delivery of goods and services; and the definition and implementation of strategies to capitalize on fast response. By defining such processes and working directly with the top management team in a four day workshop, the Company is able to analyze and quantify a client's existing performance levels using measures of time, productivity, asset utilization, cost and quality. In addition the Company is able to establish operating and financial improvements the Company believes can be obtained by the client utilizing the Thomas Group methodology and tools and existing or reduced resources.

         Frequently, business and cultural "barriers" restrict or hinder a client's operating processes. These barriers may consist of excessive inspections, inappropriate lot/batch sizes, improper measures or a client's view of its business as departments or functions rather than as integrated processes. Cultural and business process barriers appear in a wide variety of manufacturing, project and service businesses, and their removal can have a significant, positive impact on a client's business. Because these barriers are ingrained in a client's business and culture, they may be difficult for a client's management to identify and address without the assistance of outside, experienced business professionals.

         At an early stage of a Total Cycle Time program's implementation, the Company identifies each of a client's business processes, analyzes the inter relationship of each process to another, identifies the cultural barriers restricting a client's performance, and determines the actions required to remove these barriers. As barriers to improved performance and unnecessary steps in the business processes are removed, cycle times are reduced and activities or actions are more rapidly and efficiently completed.

         During implementation of a Total Cycle Time program, the Company works with the client to internalize Total Cycle Time methodologies, with the objective of sustaining change in the client's culture after Company personnel complete the bulk of the program. The Company provides its clients a limited license to use Total Cycle Time methodologies internally.

         In response to client demand, the Company has been developing continuous improvement services, consisting of ongoing assessments and upgrades to Total Cycle Time methodology. Continuous improvement services are designed to sustain and improve upon the successes of the original Total Cycle Time programs, and provide clients with an extended means of assessing, monitoring and improving their businesses utilizing Total Cycle Time. Continuous improvement services will also afford the Company the opportunity for additional revenues in subsequent years. The Company has also developed a major new product to address the need for rapid strategic implementation capability. This product is a natural second major step for the client and enhances the Company's Total Cycle Time program. This new product is being launched in 1997.

SALES AND MARKETING

         The Company's services are marketed through its own sales and marketing organization. As part of its marketing efforts, the Company employs and uses outside consultants as sales executives whose primary focus is acquiring new business through specific relationships. Additionally, sales and marketing efforts include a fully integrated marketing program including magazine advertising, direct mail pieces and the sponsorship of prestigious business conferences.

         In addition to its traditional marketing and sales efforts, the Company relies upon references and referrals from existing and former clients, and the use of lectures and publications including five books authored by Mr. Thomas (Competitiveness Through Total Cycle Time, Getting Competitive, Time Warrior, Quality Alone Is Not Enough, and Survival at Nodulex).

CONTRACTUAL ARRANGEMENTS

         The Company performs Total Cycle Time services for a client pursuant to agreements generally having terms of 18 months to three years. A client agrees to compensate the Company for its services in the form of fixed fees or a combination of fixed and performance-oriented fees. The Company's fee structure is based on a client's size, the complexity and geographic deployment of a client's business, the level of improvement opportunity available to a client, and certain other factors.

         Fixed fees are recognized as revenue when earned, generally on a straight-line basis over the life of the contract. Performance-oriented fees are based on agreed-upon objective measures (such as cycle time reduction, inventory reduction, accounts receivable reduction, profit improvement or other quantifiable objectives) calculated monthly, and are recognized as revenue when earned and approved by the client.

PROFESSIONAL STAFF

         At December 31, 1996, the Company had a total of 349 employees, consisting of 192 business professionals who apply Total Cycle Time methodology and are known as Resultants(SM), 51 computer software development and implementation professionals, and 106 administrative employees. The Company's employees are not represented by a labor union nor are they subject to any collective bargaining agreement. The Company has entered into nondisclosure and noncompetition or nonsolicitation agreements with Mr. Philip R. Thomas, the Company's Chairman and Chief Executive Officer, and substantially all of its employees.

EUROPEAN OPERATIONS

         The Company had revenues attributable to European clients of $18.4 million in 1996 (26% of revenues), $27.1 million in 1995 (40% of revenues), and $22.7 million in 1994 (43% of revenues). The majority of the Company's European agreements are denominated in European currencies.

CLIENT CONCENTRATION

         The Company had revenues exceeding 10% of its total consolidated revenues from LSG Sky Chefs, Inc., Siemens A.G., and Moore Business Forms, Inc. in 1996, and Siemens A.G. in 1995 and 1994. The loss, without replacement, of any of the Company's large clients could have a material adverse effect on the Company.

COMPETITION

         The Company believes that the competitive factors most important to its business are the unique quality of its Total Cycle Time methodology, the quality of its professional staff, its willingness to be compensated on a performance-oriented basis and its referenceable reputation for achieving targeted results. Traditional consulting firms provide services similar in some respects to the services provided by the Company, as a part of their overall practice, but generally do not offer performance-oriented fees.

TRADEMARKS AND SERVICE MARKS

         The Company has secured federal registration for the service marks "Total Cycle Time(R)," "TCT(R)," "5 I's Process(R)" and "Cycles of Learning(R)." These registrations expire from August 2002 to January 2003. The Company has filed an application for a federal servicemark registration for "Resultants," "AIP Management," "AIPs," "Actions-In-Process" and "Speed Driven Results." The Company considers each of these service marks or trademarks to be significant to the Company's business.

BUSINESS AND GEOGRAPHIC SEGMENTS

        Business and geographic segment information appearing on pages 28 and 29 of the Company's 1996 Annual Report to Stockholders is herein incorporated by reference.

ITEM 2.       PROPERTIES.

         The Company's principal executive office is located in Irving, Texas. The Company also leases space in a building adjacent to its principal executive offices in Irving, Texas and space for its offices in Princeton, New Jersey; Troy, Michigan; Maumee, Ohio; Frankfurt, Germany; and Singapore. The Company currently leases 60 acres of land near Baton Rouge, Louisiana, on which the Company's conference and training center ("CEO Center") is located. The Company considers these properties to be adequate for their business purposes.

ITEM 3.       LEGAL PROCEEDINGS.

         On December 29, 1993, the Company filed suit against Revlon Consumer Products Corporation ("Revlon"), claiming the Company was entitled to unpaid incentive (or performance-oriented) fees and expenses totaling approximately $3,900,000. Other than the inability to invoice Revlon for further fees, the litigation had little immediate effect on the Company's business. The Company was able to productively redeploy the personnel assigned to the Revlon program. Additionally, the Revlon legal proceedings had no discernible impact upon the Company's other programs or upon the Company's relations with its other clients. Due to timing differences, however, potential earnings from the Revlon program were not immediately replaced. This litigation and all related litigation was settled in early 1995, and the Company has to date received two of five settlement payments to be received over a five-year period.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR REGISTRANT'S COMMON EQUITY

         The Company's Common Stock is traded on the over the counter market on the NASDAQ National Market System under the symbol TGIS. The stock prices set forth represent the highest and lowest sales prices per share of the Company's Common Stock as reported by the NASDAQ National Market System. The prices reported in the following table by the NASDAQ National Market System reflect inter-dealer prices without retail mark-up, mark-down or commissions.



        Quarter Ended                              High        Low
        -------------                              ----        ---
        March 31, 1995                             $10.50     $ 6.25
        June 30, 1995                              $11.00     $ 9.50
        September 30, 1995                         $16.00     $10.50
        December 31, 1995                          $15.87     $11.75
        March 31, 1996                             $15.75     $12.00
        June 30, 1996                              $20.00     $14.13
        September 30, 1996                         $18.63     $14.00
        December 31, 1996                          $14.63     $ 7.00

         There is no established public market for the Company's Class B Common Stock.

HOLDERS OF RECORD

         As of February 28, 1997 there were approximately 130 holders of record of the Company's Common Stock.

DIVIDENDS

         The Company has not paid cash dividends on its Common Stock. The Company intends to retain future earnings in order to provide funds for use in the operation and expansion of the business, and, accordingly, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6.       SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA.

         Selected historical and pro forma financial data appearing on page 13 of the Company's 1996 Annual Report to Stockholders is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management's discussion and analysis of financial condition and results of operations appearing on pages 14 through 17 of the Company's 1996 Annual Report to Stockholders is herein incorporated by reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements and notes thereto, together with the report of independent certified public accountants thereon, appearing on pages 18 through 33 of the Company's 1996 Annual Report to Stockholders, are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information relating to the Company's directors and nominees for election as directors, and the information relating to executive officers of the Company, is incorporated herein by reference from the Company's Proxy Statement (herein so called) for its 1997 Annual Meeting of Stockholders. It is currently anticipated that the Proxy Statement will be publicly available and mailed to stockholders in April 1997.

ITEM 11.      EXECUTIVE COMPENSATION.

         The discussion under "Executive Compensation" in the Company's Proxy Statement for its 1997 Annual Meeting is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The discussion under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 1997 Annual Meeting is incorporated herein by reference.

ITEM 13       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The discussion under "Certain Transactions" in the Company's Proxy Statement for its 1997 Annual Meeting is incorporated herein by reference.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this report.

         1.       Financial Statements

                   The Consolidated Financial Statements and the Report of Independent Public Accountants thereon are included on pages 18 through 33 of the Company's 1996 Annual Report to Stockholders included as Exhibit 13 to this Form 10-K and are incorporated herein by reference.

          2.      Financial Statement Schedules

                                                                                 SEQUENTIAL
                     SCHEDULE                 DESCRIPTION                       PAGE NUMBER
                      II.  Valuation and Qualifying Accounts and Reserves.          ____






                    EXHIBIT
                    NUMBER                  DESCRIPTION
                    ------                  -----------

                     3.1 Amended and Restated Certificate of Incorporation of the Company filed August 13, 1993, with the State of Delaware Office of the Secretary of State
                             (filed as Exhibit 3.1 to the Company's Annual
                             Report on Form 10-K for the year ended December
                             31, 1994 (the "1994 Form 10-K") and incorporated herein by reference)..

                     3.2     Amended and Restated By-Laws (filed as Exhibit 3.5
                             to the Company's 1993 Form S-1 (File No. 33-64492) and incorporated herein by reference).

                     4.1     Specimen Certificate evidencing Common Stock
                             (filed as Exhibit 4.1 to the Company's 1993 Form
                             S-1 (File No. 33-64492) and incorporated herein by reference).

                     4.2 Form of Warrant Issued by the Company to the Representative (filed as Exhibit 4.2 to the
                             Company's 1993 Form S-1 (File No. 33-64492) and incorporated herein by reference).

                     10.1    Registration Rights Agreement dated February 23,
                             1990, among the Company, EDS, Philip R. Thomas, individually and acting in a representative capacity (filed as Exhibit 10.7 to the Company's
                             1993 Form S-1 (File No. 33-64492) and incorporated herein by reference).

                     10.2 Agreement dated July 14, 1992, by and among the Company, Philip R. Thomas and EDS (filed as
                             Exhibit 10.11 to the Company's 1993 Form S-1 (File
                             No. 33-64492) and incorporated herein by reference).

                     10.3 Amended and Restated Employment Agreement dated effective January 1, 1994 between the Company and Philip R. Thomas (filed as Exhibit 10.3 to the
                             Company's 1994 Form 10-K and incorporated herein by reference)..

                     10.4    Amendment No. 1 to Amended and Restated Employment
                             Agreement between the Company and Philip R.
                             Thomas, dated effective December 1, 1994 (filed as
                             Exhibit 10.4 to the Company's 1994 Form 10-K and incorporated herein by reference)..



                    EXHIBIT
                    NUMBER                   DESCRIPTION
                    ------                   -----------
                     10.5    Employment Agreement between the Company and Alex
                             W. Young (filed as Exhibit 10.13 to the Company's
                             Annual Report on Form 10-K for the year ended
                             December 31, 1993 (the "1993 Form 10-K") and
                             incorporated herein by reference).

                     10.6    Amendment to Employment Agreement between the
                             Company and Alex W. Young (filed as Exhibit 10.13 to the Company's 1993 Form 10-K and incorporated herein by reference).

                    *10.7    Employment Agreement between the Company and
                             Leland L. Grubb, Jr.

                     10.8 Amended and Restated 1988 Stock Option Plan (filed as Exhibit 10.14 to the Company's 1993 Form S-1
                             (File No. 33-64492) and incorporated herein by reference).

                     10.9    Amended and Restated 1992 Stock Option Plan.
                             (Filed as Exhibit 10.8 to the Company's Form S-1
                             (File No. 33-64492) and incorporated herein by reference

                     10.10   401(k) Plan (filed as Exhibit 10.16 to the
                             Company's 1993 Form S-1 (File No. 33-64492) and incorporated herein by reference).

                     10.11   Form of Indemnification Agreement (filed as
                             Exhibit 10.18 to the Company's 1993 Form S-1 (File
                             No. 33-64492) and incorporated herein by reference).

                     *10.12  First Amended and Restated Revolving Credit Loan
                             Agreement dated December 4, 1996 between Comerica
                             Bank-Texas and the Company.

                     10.13   Supplemental Registration Rights Agreement dated
                             April 5, 1993 among the Company, Allen & Company
                             Incorporated, EDS and Philip R. Thomas,
                             individually and acting in a representative capacity (filed as Exhibit 10.22 to the Company's
                             1993 Form S-1 (File No. 33-64492) and incorporated herein by reference).

                     10.14   Commercial lease dated December 31, 1991 between
                             Philip R. Thomas and Wayne Heirtzler Thomas, as owners, and the Company, as lessee (filed as Exhibit 10.31 to the Company's 1993 Form S-1 (File
                             No. 33-64492) and incorporated herein by reference).

                     10.15   Amendment No. 1 to Commercial Lease between Philip
                             R. Thomas and Wayne Heirtzler Thomas, as owners, and the Company, as lessee, dated February 8, 1992
                             (filed as Exhibit 10.32 to the Company's 1993 Form
                             S-1 (File No. 33-64492) and incorporated herein by reference).

                     10.16   Amendment No. 2 to Commercial Lease between Philip
                             R. Thomas and Wayne Heirtzler Thomas, as owners, and the Company, as lessee, dated February 1, 1993
                             (filed as Exhibit 10.33 to the Company's 1993 Form
                             S-1 (File No. 33-64492) and incorporated herein by reference).

                     10.17   Amendment No. 3 to Commercial Lease between Philip
                             R. Thomas and Wayne Heirtzler Thomas, as owners, and the Company, as lessee (filed as Exhibit 10.34 to the Company's 1993 Form S-1 (File No. 33-64492) and incorporated herein by reference).


                     EXHIBIT
                     NUMBER                    DESCRIPTION
                     ------                    -----------

                     10.18   Registration Rights Agreement, dated as of August
                             18, 1993, between the Company and Philip R. Thomas
                             (filed as Exhibit 10.37 to the Company's 1993 Form
                             S-1 (File No. 33-64492) and incorporated herein by reference).


                     10.19   Non-Employee Director Retainer Fee Plan (filed as
                             Exhibit 10.38 to the Company's 1993 Form S-1 (File
                             No. 33-64492) and incorporated herein by reference).

                     10.20   Commercial Lease dated February 8, 1994 between
                             Philip R. Thomas and Wayne Heirtzler Thomas, as owners, and the Company, as lessee (filed as Exhibit 10.41 to the Company's registration statement on Form S-1 (File No. 33-79418) and incorporated herein by reference).

                   * 11      Statement of Computation of Earnings Per Share.

                   * 13      1996 Annual Report to Stockholders.

                   * 21      Subsidiaries of the Company.

                   * 23      Consent of BDO Seidman, LLP.

                     24 Power of Attorney (set forth on the signature page of this Form 10-K).

                   * 27      Financial Data Schedule

                  ---------------

                  * Filed herewith.

(b)      Reports on Form 8-K.

         None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, State of Texas, on March 28th, 1997.

                                            THOMAS GROUP, INC.

                                            By: /s/ PHILIP R. THOMAS
                                               ----------------------------
                                               Philip R. Thomas
                                               Chairman of the Board and
                                               Chief Executive Officer



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

            SIGNATURE                                  CAPACITY                                            DATE


/s/ PHILIP R. THOMAS
------------------------
Philip R. Thomas           Director, Chairman of the Board and Chief Executive Officer             March 31, 1997


/s/ ALEX W. YOUNG
------------------------
Alex W. Young              President, Chief Operating Officer and Director                         March 31, 1997


/s/ LELAND L. GRUBB, JR.
------------------------
Leland L. Grubb, Jr.       Vice President, Chief Financial Officer and Treasurer                   March 31, 1997
                           (Principal Financial and Accounting Officer)

/s/ GERALD K. BECKMANN
------------------------
Gerald K. Beckmann         Director                                                                March 31, 1997

/s/ J. FRED BUCY
------------------------
J. Fred Bucy               Director                                                                March 31, 1997

/s/ HOLLIS L. CASWELL
------------------------
Hollis L. Caswell          Director                                                                March 31, 1997

/s/ JOHN T. CHAIN, JR.
------------------------
John T. Chain, Jr.         Director                                                                March 31, 1997

/s/ JAMES E. DYKES
------------------------
James E. Dykes             Director                                                                March 31, 1997


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Thomas Group, Inc.
Irving, Texas

The audits referred to in our report dated March 3, 1997 relating to the consolidated financial statements of Thomas Group, Inc., which is incorporated in Item 8 of the Form 10-K by reference to the annual report to stockholders for the year ended December 31, 1996 included the audits of the financial statement schedule listed under Item 14 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.





                                          BDO SEIDMAN, LLP

Dallas, Texas
March 3, 1997

                               THOMAS GROUP, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



                                                          BALANCE AT    ADDITIONS
                                                          BEGINNING      CHARGED                     BALANCE AT
DESCRIPTION                                                OF YEAR      TO EXPENSES   DEDUCTIONS     END OF YEAR
---------------------------------------------------------------------   -----------   -----------    ----------
                                                                                (IN THOUSANDS)
December 31, 1994
     Allowance for doubtful accounts ..............        $  400        $  890        $  400        $  890
     Reserve for performance guarantees ...........        $   60        $   --        $   60        $   --
     Allowance for doubtful accounts, long term ...        $   --        $1,500        $   --        $1,500

December 31, 1995
     Allowance for doubtful accounts ..............        $  890        $  245        $  890        $  245
     Allowance for doubtful accounts, long term ...        $1,500        $   --        $1,118        $  382

December 31, 1996
     Allowance for doubtful accounts ..............        $  245        $  215        $  154        $  306
     Allowance for doubtful accounts, long term ...        $  382        $  182        $   --        $  564

                              INDEX TO EXHIBITS




           EXHIBIT
           NUMBER                      DESCRIPTION
           -------                     -----------

            10.7             Employment Agreement between the Company and
                             Leland L. Grubb, Jr.


            10.12 First Amended and Restated Revolving Credit Loan Agreement dated December 4, 1996 between Comerica Bank-Texas and the Company.


             11              Statement of Computation of Earnings Per Share.

             13              1996 Annual Report to Stockholders.

             21              Subsidiaries of the Company.

             23              Consent of BDO Seidman, LLP.

             24 Power of Attorney (set forth on the signature page of this Form 10-K).

             27              Financial Data Schedule.