Form 10-Q
period 1997-03-31
THOMAS GROUP INC
filed 1997-05-15
CIK 900017

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ------------

                                  FORM 10-Q

                                ------------

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       OR
            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22010

                                ------------

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

                                 (972) 869-3400
              (Registrant's telephone number, including area code)

                                -------------

                                      NONE
       (Former name, former address and former fiscal year, if changed since last report)

                                -------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of April 30, 1997 the following number of shares of the registrant's stock were outstanding:

Common Stock                                             5,901,739
Class B Common Stock                                       184,947
                                                         ---------
  Total                                                  6,086,686
                                                         =========

                               THOMAS GROUP, INC.

PART I -- FINANCIAL INFORMATION

                                                                                                                      PAGE NO.
Item 1 -- Financial Statements
          Consolidated Balance Sheets, March 31, 1997 and December 31, 1996 . . . . . . . . . . . . . . . . . . . .       3
          Consolidated Statements of Operations for the Three Months Ended March 31, 1997 and 1996  . . . . . . . .       4
          Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1996  . . . . . . . .       5
          Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6
Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations. . . . . . . . . . .      8



PART II - OTHER INFORMATION

Item 6 -- Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11

                               THOMAS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                         MARCH 31,   DECEMBER 31,
                                            ASSETS                         1997        1996
                                                                         ---------   ------------
Current Assets
    Cash and cash equivalents ........................................   $  3,763    $  5,711
    Trade accounts receivable, net of allowances of $306 .............     13,177      10,267
    Accounts and notes receivable -- affiliates ......................      2,151       1,500
    Other assets .....................................................      2,377       3,944
                                                                         --------    --------
       Total Current Assets ..........................................     21,468      21,422

Property and Equipment, net ..........................................      7,200       7,641
Capitalized Software Development Costs, net ..........................      3,363       3,069
Other Assets .........................................................      7,224       6,758
                                                                         --------    --------
                                                                         $ 39,255    $ 38,890
                                                                         ========    ========


                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable and accrued liabilities .........................   $  3,299    $  3,901
    Income taxes payable .............................................      1,542       1,420
    Advance payments .................................................        372         396
                                                                         --------    --------
       Total Current Liabilities .....................................      5,213       5,717

Long-Term Obligations ................................................      1,721       1,661
                                                                         --------    --------
       Total Liabilities .............................................      6,934       7,378
                                                                         --------    --------

Commitments and Contingencies

Stockholders' Equity
    Common Stock, $.01 par value; 12,500,000 shares authorized;
       6,193,030 and 6,179,117 shares issued .........................         62          62
    Class B Common Stock, $.01 par value; 1,200,000 shares authorized;
       184,947 and 185,189 shares issued and outstanding .............          2           2
    Additional paid-in capital .......................................     20,632      20,143
    Retained earnings ................................................     16,182      15,570
    Cumulative translation adjustment ................................       (324)        (32)
    Treasury stock, 295,991 shares of Common, at cost ................     (4,233)     (4,233)
                                                                         --------    --------
       Total Stockholders' Equity ....................................     32,321      31,512
                                                                         --------    --------
                                                                         $ 39,255    $ 38,890
                                                                         ========    ========





          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            -----------------------
                                                              1997           1996
                                                            ----------   ----------
Revenues ................................................   $   16,849   $   19,256
    Cost of Sales .......................................       10,894       12,616
                                                            ----------   ----------
Gross Margin ............................................        5,955        6,640
     Selling, General and Administrative ................        4,943        4,026
                                                            ----------   ----------
Operating Income ........................................        1,012        2,614
     Interest Income, Net ...............................            8           76
                                                            ----------   ----------
Income Before Income Taxes ..............................        1,020        2,690
     Income Taxes .......................................          408        1,075
                                                            ----------   ----------
Net Income ..............................................   $      612   $    1,615
                                                            ==========   ==========

Earnings Per Common and Common Equivalent Share .........   $     0.10   $     0.25
Weighted Average Shares and Share Equivalents
 Outstanding ............................................    6,245,676    6,386,251





          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                 (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ---------------------
                                                                                               1997       1996
                                                                                            ---------   ---------
Cash Flows From Operating Activities
     Net income .........................................................................   $    612    $  1,615
          Adjustments to reconcile net income to net cash (used in) provided by operating activities
              Depreciation and amortization .............................................        843         634
              Allowance for doubtful accounts ...........................................         --         (95)
              Gain on disposal of property ..............................................        (35)         --
              Other .....................................................................         73          11
              Deferred taxes ............................................................        (13)         --
              Change in operating assets and liabilities
                   (Increase) decrease trade accounts receivable ........................     (3,108)        671
                   Decrease (increase) other assets .....................................      1,546      (1,070)
                   Increase (decrease) accounts payable and accrued liabilities .........       (560)        573
                   Decrease advance payments ............................................        (24)        (22)
                   Increase income taxes payable ........................................        231         168
                                                                                            --------    --------
                        Net Cash (Used In) Provided by Operating Activities .............       (435)      2,485
                                                                                            --------    --------

Cash Flows Used In Investing Activities
     Decrease in short-term receivables .................................................         --          41
     Capital expenditures ...............................................................       (141)       (885)
     Capitalization of software development costs .......................................       (444)        (72)
     Additional Goodwill - purchase price adjustment ....................................       (200)         --
     License purchase ...................................................................         --        (250)
                                                                                            --------    --------

                        Net Cash Used In Investing Activities ...........................       (785)     (1,166)
                                                                                            --------    --------

Cash Flows From Financing Activities
     Purchase of treasury stock .........................................................         --        (939)
     Proceeds from exercise of stock options ............................................         57          77
     Other long-term obligations ........................................................         10         (19)
     Advances - line of credit ..........................................................      2,200          --
     Repayment - line of credit .........................................................     (2,200)         --
     Repayment of obligations to affiliate ..............................................         --      (1,027)
     Net repayments from (advances to) affiliates .......................................       (651)       (385)
                                                                                            --------    --------
                        Net Cash Used In Financing Activities ...........................       (584)     (2,293)
                                                                                            --------    --------

Effect of Exchange Rate Changes on Cash .................................................       (144)         97
                                                                                            --------    --------
Net (Decrease) Increase In Cash and Cash Equivalents ....................................     (1,948)       (877)
     Cash and Cash Equivalents
          Beginning of period ...........................................................      5,711      11,273
                                                                                            --------    --------
          End of period .................................................................   $  3,763    $ 10,396
                                                                                            ========    ========

          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     1. The unaudited financial statements include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. Such adjustments are of a normal and recurring nature. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1996 Annual Report to Stockholders, together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1996 Annual Report to Stockholders. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results of operations for the entire year ending December 31, 1997.

     2. Earnings Per Share - Earnings per share amounts are based on the weighted average number of shares and dilutive share equivalents outstanding during the respective periods. Fully diluted earnings per share and share equivalents are not presented because the result is not materially different.

     3.  Summary of Significant Accounting Policies

     Recent Accounting Standards - The Financial Accounting Standards Board recently adopted Statement of Financial Accounting Standards No. 128, Earning Per Share (SFAS 128). SFAS 128 requires a calculation of book "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution. The company will adopt SFAS 128 in fiscal 1997. Its implementation in the first quarter of 1997 would not have had a material effect on the reported earnings per share.

     4.  Related Party Transactions

A summary of receivables from affiliates follows:

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                     -------------------
                                                      1997         1996
                                                     ------       ------
Philip R. Thomas - incentive compensation advances   $2,019         --
Other affiliates - long term                            200         --
Celerity Partners, LLP                                  132         --

Effective January 1, 1997, the company modified its agreement with Celerity Partners, a limited partnership (the "Partnership") an investment partnership in which Mr. Thomas and Mr. Gerald K. Beckmann (company directors) have ownership interests in the general partner. The company has terminated the employee status of the two individuals who, in addition to previously working for the company, also provided certain services to the Partnership. The company now makes quarterly advances to the partnership which are earned as the partnership brings qualified client prospects to a company CEO workshop.

5. Revolving Credit Agreement - The company maintains a $20 million revolving credit agreement with Comerica bank. This agreement expires in December 2003 and includes a call option in December 2001. Additionally, terms of the agreement provide for a $1 million per quarter reduction in any outstanding balances after the first two years. Loans under this agreement bear interest at the prime rate or other similar interest options. While there were no outstanding borrowings under this revolving line of credit agreement at March 31, 1997, the company did utilize the credit line during the first quarter of 1997 to meet working capital requirements. The average daily balance outstanding under the credit line was $0.3 million and total interest paid, at an annual rate of 8.25%, was $0.01 million.

6. Segment Data - Information regarding the company's two business segments follows:


                                         BUSINESS
                                        IMPROVEMENT  SOFTWARE
                                          SERVICES   SOLUTIONS    CORPORATE      TOTAL
                                       ---------------------------------------------------
THREE MONTHS ENDED MARCH 31, 1997
Sales to unaffiliated clients          $   15,421   $    1,428                  $   16,849
Operating income (loss)                $    4,989   ($   1,105)   ($   2,872)   $    1,012

THREE MONTHS ENDED MARCH 31, 1996
Sales to unaffiliated clients          $   16,689   $    2,567                  $   19,256
Operating income (loss)                $    5,414   $      198    ($   2,998)   $    2,614

7. Software Development Costs - Due to declining sales at the company's software subsidiaries in the first quarter of 1997, in April 1997 the company began an evaluation of alternatives for one of the subsidiaries software products. This evaluation has led the company, beginning in the second quarter of 1997, to revise the amortization period on this product from 36 to 21 months, which reflects the company's estimate of the remaining economic life of the product. This adjustment to the amortization was the result of a strategic decision to focus the subsidiaries' efforts on the alternatives to this product. The company intends to continue to market, provide technical support and customization, and develop minor enhancements to the existing product.

8.   Supplemental Disclosure of Cash Flow Information

                           THREE MONTHS ENDED
                                MARCH 31,
                          ---------------------
                             1997       1996
                          ---------   ---------
Interest paid .........   $      21   $      13
Income tax refund .....       1,800          --
Income taxes paid .....         302         759

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Thomas Group derives the majority of its revenues from monthly fixed and incentive (performance-oriented) fees for the implementation of Total Cycle Time and other business improvement programs. Performance-oriented fees are tied to improvements in a variety of client performance measures typically involving response time, asset utilization, productivity, and profitability. The company also provides, on a fixed fee basis, software solutions for certain business processes.

The following table sets forth the percentages which items in the statement of operations bear to revenues.

                                          THREE MONTHS ENDED
                                              MARCH 31,
                                          ------------------
                                            1997     1996
                                          --------  --------
Revenues ...............................   100.0%   100.0%
     Cost of Sales .....................    64.7%    65.5%
                                           -----    -----
Gross Margin ...........................    35.3%    34.5%
     Selling, General and
      Administrative ...................    29.3%    20.9%
                                           -----    -----
Operating Income .......................     6.0%    13.6%
     Interest Income, Net ..............      --       .4%
                                           -----    -----
Income Before Income Taxes .............     6.0%    14.0%
     Income Taxes ......................     2.4%     5.6%
                                           -----    -----
Net Income .............................     3.6%     8.4%
                                           =====    =====


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

RESULTS OF OPERATIONS - Net income in the first quarter of 1997 was $0.6 million or $.10 per share, a decrease of $1.0 million compared to $1.6 million or $.25 per share in the first quarter of 1996. Weighted average shares and share equivalents increased 2% compared to the first quarter of 1996.

REVENUES - Revenues were $16.8 million in the first quarter of 1997, a decrease of $2.5 million or 13% from $19.3 million in the first quarter of 1996. The software segment contributed $1.4 million in first quarter revenue compared to a $2.6 million contribution in the first quarter of 1996. Revenues from traditional TCT(R) programs were $15.4 million, an 8% decrease from first quarter 1996. The domestic component of TCT(R) program revenue increased 6% to $11.7 million and international revenues declined 42% to $3.2 million.

International revenues declined due to significant contract completions in 1996 which are still in the process of being replaced. The company's sales process was enhanced in 1996 and resulted in the signing of four new domestic, one new Asia/Pacific and three new European contracts in the first quarter of 1997.

COST OF SALES - Cost of Sales (COS) includes all costs associated directly with the generation of revenue. Such costs include certain personnel and facilities costs, program-related travel and entertainment, hardware costs, and incentive compensation expense.

COS was $10.9 million in the first quarter of 1997, a 13% decrease compared to $12.6 million in the first quarter of 1996. The company employed an average of 11 more direct personnel in the first quarter of 1997 than in the first quarter of 1996. Direct personnel consists of Resultants(SM) and certain administrative personnel. This personnel increase resulted in compensation increases of approximately $0.4 million offset by a $0.7 million decrease in incentive compensation expense from $0.7 million in the first quarter of 1996. Incentive compensation is based on company financial performance and certain pre-defined targets.

Additional reductions in COS resulted from a company-wide focus on cost control. Customer related non-billable travel for the first quarter of 1997 was $0.4 million less than the related cost in the first quarter of 1996 and fewer computer hardware sales through our software subsidiaries in the first quarter of 1997 reduced the cost of such hardware by $0.6 million.

GROSS MARGIN - Gross margin was $6.0 million, representing 35.3% of revenues in the first quarter of 1997, compared to $6.6 million and 34.5% of revenues in the first quarter of 1996. While lower revenues resulted in absolute gross margin decreasing in comparable quarters, gross margin as a percentage of revenues increased as a result of the company's focus on cost control.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses (SG&A) consist of all operating expenses not directly associated with the generation of revenue. A majority of SG&A expenses are for corporate personnel (including certain officers), non-program-related travel and entertainment, corporate facilities costs, and professional and legal costs.

SG&A was $4.9 million in the first quarter of 1997, a 23% increase compared to $4.0 million in the first quarter of 1996. SG&A expenses increased as a result of growth initiatives undertaken in mid-1996. Sales and marketing personnel increased in the second half of 1996, resulting in an increase in SG&A compensation of $0.5 million.

OTHER - The Company's effective tax rate was 40% in the first quarter of 1997, equal to the 40% rate in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $1.9 million in the first quarter of 1997 compared to a $0.9 million decrease in the first quarter of 1996. The major components of these changes are discussed below:

CASH FLOWS FROM OPERATING ACTIVITIES - Operating activities yielded negative cash flows of $0.3 million in the first quarter of 1997 compared to positive cash flows of $2.5 million in the first quarter of 1996. Accounts receivable balances more than 30 days past due were $0.8 million at March 31, 1997, compared to $1.1 million at December 31, 1996 and $1.4 million at March 31, 1996. Days sales outstanding deteriorated from 53 days at December 31, 1996 to 71 days at March 31, 1997.


CASH FLOWS FROM INVESTING ACTIVITIES - The use of cash for capital additions and capitalized software development costs comprise the company's first quarter 1997 investing activities. Capital expenditures related primarily to computer hardware upgrades in the first quarter of 1997 and CEO Center expansion in the first quarter of 1996. In February 1997 the company purchased the software code for a significant enhancement to a Bermac software product offering. The company anticipates 1997 capital expenditures will not exceed $2 million and will be primarily related to computer system upgrades and office infrastructure.

CASH FLOWS FROM FINANCING ACTIVITIES - Cash flows used in financing activities in the first quarter of 1997 were for the advancement of compensation to affiliates, offset partially by the receipt of proceeds from employee exercises of stock options.

The Company has no outstanding long-term indebtedness at March 31, 1997. The company has a $20 million revolving credit facility with Comerica Bank. This facility expires in December 2003 and includes a call option in December 2001. Additionally, the terms provide for a $1 million per quarter reduction in any outstanding balances after the first two years. Loans under this agreement bear interest at the prime rate or other options. During the first quarter of 1997 the company made draws and repaid in full $2.2 million used by the company for working capital purposes.

In 1994 the Board of Directors approved a stock repurchase plan for up to 250,000 shares. The company purchased 233,600 shares under this plan through December 31, 1996. The remaining 16,400 shares are available to the company to purchase in the open market under this program.

FINANCIAL CONDITION - The company believes that its financial condition remains strong and that it has the financial resources necessary to meet its needs. Cash provided by operating activities and the company's credit facility should be sufficient to meet short and long-term operational needs.

                               THOMAS GROUP, INC.

PART II -- OTHER INFORMATION

                                                                              SEQUENTIAL
                                                                              PAGE NO.
Item 6 --     Exhibits and Reports on Form 8-K

         (a)  Exhibits
              11 --  Statement Regarding Computation of Earnings Per
                     Share                                                        12
              21 --  Subsidiaries of Registrant (filed as Exhibit 21 to
                     the Company's 1996 Form 10-K and incorporated herein
                     by reference)                                                --
              27 --  Financial Data Schedule

         (b)  Reports on Form 8-K for the Quarter Ending March 31, 1997 - None





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           THOMAS GROUP, INC.
                               Registrant

     May 14, 1997                           /s/ Philip R. Thomas
    --------------                          --------------------
         Date                                 Philip R. Thomas
                                    Chairman and Chief Executive Officer

     May 14, 1997                         /s/Leland L. Grubb, Jr.
    --------------                        -----------------------
         Date                               Leland L. Grubb, Jr.
                           Vice President, Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting Officer)

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

 11               Statement Regarding Computation of Earnings Per Share

 27               Financial Data Schedule