Form 10-Q
period 1997-06-30
THOMAS GROUP INC
filed 1997-08-18
CIK 900017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                                  -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         As of July 31, 1997, the following number of shares of the registrant's stock were outstanding:

Common Stock                                            5,897,039
Class B Common Stock                                      178,094
                                                       ----------
     Total                                              6,075,133
                                                       ==========

                               THOMAS GROUP, INC.



PART I - FINANCIAL INFORMATION

                                                                                                           PAGE NO.
Item 1 - Financial Statements
         Consolidated Balance Sheets, June 30, 1997 and December 31, 1996................................     3
         Consolidated Statements of Operations for the Three Months and Six Months Ended
             June 30, 1997 and 1996......................................................................     4
         Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996...........     5
         Notes to Consolidated Financial Statements......................................................     6
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...........     8

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K................................................................     13

                               THOMAS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                            ASSETS                                       JUNE 30,     DECEMBER 31,
                                                                                           1997          1996
                                                                                        ----------    ----------
Current Assets
     Cash and cash equivalents ......................................................   $    2,470    $    5,711
     Trade accounts receivable, net of allowances of  $306 ..........................       14,418         8,904
     Unbilled receivables ...........................................................        2,628         1,363
     Accounts and notes receivable - affiliates .....................................        2,213         1,500
     Other ..........................................................................        2,676         3,944
                                                                                        ----------    ----------
         Total Current Assets .......................................................       24,405        21,422
Net Property and Equipment ..........................................................        7,959         7,641
Capitalized Software Development Costs ..............................................        3,145         3,069
Other Assets ........................................................................        7,362         6,758
                                                                                        ----------    ----------
                                                                                        $   42,871    $   38,890
                                                                                        ==========    ==========


                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable and accrued liabilities .......................................   $    4,410    $    3,901
     Income taxes payable ...........................................................        1,604         1,420
     Advance payments ...............................................................          347           396
     Short-term borrowings ..........................................................          800            --
                                                                                        ----------    ----------
         Total Current Liabilities ..................................................        7,161         5,717
Long-Term Obligations ...............................................................        1,830         1,661
                                                                                        ----------    ----------
         Total Liabilities ..........................................................        8,991         7,378
                                                                                        ----------    ----------

Commitments and Contingencies

Stockholders' Equity
     Common Stock, $.01 par value; 12,500,000 shares authorized; 6,211,758 and
       6,179,117 shares issued ......................................................           62            62
     Class B Common Stock, $.01 par value; 1,200,000 shares
        authorized; 184,947 and 185,189 shares issued and outstanding ...............            2             2
     Additional paid-in capital .....................................................       20,859        20,143
     Retained earnings ..............................................................       17,779        15,570
     Cumulative translation adjustment ..............................................         (403)          (32)
     Treasury stock, 312,391 and 295,991 shares of Common, at cost ..................       (4,419)       (4,233)
                                                                                        ----------    ----------
         Total Stockholders' Equity .................................................       33,880        31,512
                                                                                        ----------    ----------
                                                                                        $   42,871    $   38,890
                                                                                        ==========    ==========





         See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                             JUNE 30,                 JUNE 30,
                                                     -----------------------   -----------------------
                                                        1997         1996         1997         1996
                                                     ----------   ----------   ----------   ----------
Revenues .........................................   $   20,662   $   19,895   $   37,511   $   39,151
      Cost of Sales ..............................       12,590       11,405       23,484       23,905
                                                     ----------   ----------   ----------   ----------
Gross Margin .....................................        8,072        8,490       14,027       15,246
      Selling, General and Administrative ........        5,471        4,987       10,414        9,129
                                                     ----------   ----------   ----------   ----------

Operating Income .................................        2,601        3,503        3,613        6,117
Interest Income, Net .............................           60           58           68          134
                                                     ----------   ----------   ----------   ----------
Income Before Income Taxes .......................        2,661        3,561        3,681        6,251
Income Taxes .....................................        1,064        1,389        1,472        2,464
                                                     ----------   ----------   ----------   ----------
Net Income .......................................   $    1,597   $    2,172   $    2,209   $    3,787
                                                     ==========   ==========   ==========   ==========

Earnings Per Common and Common
    Equivalent Share .............................   $     0.25   $     0.34   $     0.35   $     0.59
Weighted Average Shares and Share
    Equivalents Outstanding ......................    6,303,113    6,396,358    6,276,517    6,381,276




          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                      SIX MONTHS ENDED
                                                                                                          JUNE 30,
                                                                                                  ------------------------
                                                                                                     1997            1996
                                                                                                  ----------    ----------
Cash Flows From Operating Activities
   Net income .................................................................................   $    2,209    $    3,787
         Adjustments to reconcile net income to net cash used in operating activities
              Depreciation and amortization ...................................................        1,776         1,526
              Allowance for doubtful accounts .................................................           --           (95)
              Provision for expatriate costs ..................................................          100           (60)
              Other ...........................................................................          (29)          126
              Collection of income tax refund .................................................        1,800            --
              Deferred taxes ..................................................................         (404)           --
              Change in operating assets and liabilities
                 Trade accounts receivable ....................................................       (5,776)       (2,078)
                 Unbilled receivables .........................................................       (1,265)          599
                 Other assets .................................................................         (360)       (1,406)
                 Accounts payable and accrued liabilities .....................................          607          (193)
                 Advance payments .............................................................          (49)         (150)
                 Income taxes payable .........................................................          332           558
                                                                                                  ----------    ----------
                  Net Cash Provided By (Used In) Operating Activities .........................       (1,059)        2,614
                                                                                                  ----------    ----------

 Cash Flows Used In Investing Activities
   Decrease in short-term receivables .........................................................           --           598
   Capital expenditures .......................................................................       (1,430)       (1,844)
   Capitalization of software development cost ................................................         (616)       (1,171)
   Acquisition of intangibles .................................................................          (51)         (250)
                                                                                                  ----------    ----------
                  Net Cash Used In Investing Activities .......................................       (2,097)       (2,667)
                                                                                                  ----------    ----------

Cash Flows From Financing Activities
   Purchase of treasury stock .................................................................         (186)       (2,275)
   Net proceeds from exercise of stock options ................................................          154           124
   Net advances/(repayments) - line of credit .................................................          800            --
   Repayment of other long-term obligations ...................................................           11           (38)
   Net advances to affiliates .................................................................         (713)         (765)
   Repayment of obligations to affiliates .....................................................           --        (1,027)
                                                                                                  ----------    ----------
                   Net Cash Provided By (Used In) Financing Activities ........................           66        (3,981)
                                                                                                  ----------    ----------

   Effect of Exchange Rate Changes on Cash ....................................................         (151)         (202)
                                                                                                  ----------    ----------

Net Increase (Decrease) In Cash and Cash Equivalents ..........................................       (3,241)       (4,236)
   Cash and Cash Equivalents
          Beginning of period .................................................................        5,711        11,273
                                                                                                  ----------    ----------
          End of period .......................................................................   $    2,470    $    7,037
                                                                                                  ==========    ==========


          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



     1. The unaudited consolidated financial statements include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the company for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1996 Annual Report to Stockholders. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results of operations for the entire year ending December 31, 1997.

     2. Earnings Per Share - Earnings per share amounts are based on the weighted average number of shares and dilutive share equivalents outstanding during the respective periods. Fully diluted earnings per share and share equivalents are not presented because the result is not materially different.

     3. Significant Clients - The company earned in excess of 10% of its total revenues from two clients in the six months ended June 30, 1997 and from two clients in the six months ended June 30, 1996. Revenues from the two significant clients in the six months ended June 30, 1997 totaled $8.1 million or 21% of revenues. Revenues from the two significant clients in the six months ended June 30, 1996 totaled $9.0 million or 23% of revenues.

     4. Summary of Significant Accounting Policies

     Unbilled Receivables - Fixed fees are recognized when earned, generally on a straight line basis over the life of the contract. Although fixed fee recognition generally coincides with billings, as an accommodation to its clients the company may structure fixed fee billings to increase in the latter stages of a program. In such instances, straight line recognition results in unbilled receivables. Unbilled receivables are reduced as the program proceeds to its latter stages and the cumulative billings more closely approximate aggregate fees recognized.

     Recent Accounting Standards - The Financial Accounting Standards Board recently adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires a calculation of book "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution. The company will adopt the standard effective December 31, 1997. Implementation of SFAS 128 in the first six months of 1997 would not have had a material effect on the reported earnings per share.

     Reclassifications - Certain income statement amounts have been reclassified from the previously reported financial statements in order to conform with the current presentation.

     5. Related Party Transactions

A summary of receivables from affiliates follows:

                                                            ------------------------------------
                                                            JUNE 30, 1997      DECEMBER 31, 1996
                                                            -------------      -----------------
Philip R. Thomas - incentive compensation advances          $       2,113      $           1,500
Other affiliates - long term                                          200                    200
Celerity Partners                                                     100                     --

                               THOMAS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Effective January 1, 1997, the company modified its agreement with Celerity Partners, a limited partnership (the "Partnership") in which Mr. Thomas and Mr. Gerald K. Beckmann (company director and former company director, respectively) have ownership interests in the general partner. The company has terminated the employee status of the two individuals who, in addition to previously working for the company, also provided certain services to the Partnership. The company now makes quarterly advances to the Partnership which are earned as the Partnership brings qualified client prospects through the company's sales process.

     6. Revolving Credit Agreement - The company maintains a $20 million revolving credit agreement with Comerica Bank Texas. This agreement expires in December 2003 and includes a call option in December 2001. Additionally, terms of the agreement provide for a $1 million per quarter reduction in any outstanding balances after the first two years. Loans under this agreement bear interest at the prime rate or other similar interest options. The company utilized the credit line during the first six months of 1997 to meet working capital requirements. The average daily balance outstanding under the credit line was $.3 million and total interest paid, at an annual rate of 8.25%, was less than $0.1 million.

     7. Segment Data - Information regarding the company's two business segments follows:

                                              BUSINESS
                                             IMPROVEMENT
                                              SERVICES   SOFTWARE SOLUTIONS  CORPORATE        TOTAL
                                             ---------------------------------------------------------
THREE MONTHS ENDED:
    JUNE 30, 1997
Sales to unafffiliated clients               $   18,564     $    2,098                      $   20,662
Operating income (loss)                      $    7,103     $     (861)     $   (3,641)     $    2,601

    JUNE 30, 1996
Sales to unaffiliated clients                $   18,211     $    1,684                      $   19,895
Operating income (loss)                      $    7,209     $     (352)     $   (3,354)     $    3,503

SIX MONTHS ENDED:
    JUNE 30, 1997
Sales to unaffiliated clients                $   34,012     $    3,499                      $   37,511
Operating income (loss)                      $   11,896     $   (1,993)     $   (6,290)     $    3,613

    JUNE 30, 1996
Sales to unaffiliated clients                $   34,900     $    4,251                      $   39,151
Operating income (loss)                      $   12,623     $     (154)     $   (6,352)     $    6,117


     8. Software Development Costs - Due to declining sales at the company's software subsidiaries in the first quarter of 1997, in April 1997 the company began an evaluation of alternatives for one of the subsidiary's software products. This evaluation has led the company, beginning in the second quarter of 1997, to revise the amortization period on this product from 36 to 21 months, which reflects the company's estimate of the remaining economic life of the product. This adjustment to the amortization was the result of a strategic decision to focus the subsidiaries' efforts on the alternatives to this product. The company intends to continue to market, provide technical support and customization, and develop minor enhancements to the existing product.

                               THOMAS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     9. Supplemental Disclosure of Cash Flow Information

                                SIX MONTHS ENDED
                                     JUNE 30,
                              ---------------------
                                1997         1996
                              --------     --------
Interest paid                 $     72     $     15
Income taxes paid                1,580        1,227

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

The following table sets forth the statements of operations as a percentage of revenues.


                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                               JUNE 30,                 JUNE 30,
                                                       ---------------------     ---------------------
                                                         1997         1996         1997         1996
                                                       --------     --------     --------     --------
 Revenues ........................................        100.0        100.0        100.0        100.0
      Cost of Sales ..............................         60.9         57.3         62.6         61.1
                                                       --------     --------     --------     --------
Gross Margin .....................................         39.1         42.7         37.4         38.9
      Selling, General and  Administrative .......         26.5         25.1         27.8         23.3
                                                       --------     --------     --------     --------
 Operating Income ................................         12.6         17.6          9.6         15.6
 Interest Income, Net ............................           .3           .3           .2           .4
                                                       --------     --------     --------     --------
 Income Before Income Taxes ......................         12.9         17.9          9.8         16.0
 Income Taxes ....................................          5.2          7.0          3.9          6.3
                                                       --------     --------     --------     --------
 Net Income ......................................          7.7         10.9          5.9          9.7
                                                       ========     ========     ========     ========


The following table sets forth the company's revenues by geographic and industry segment:

                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    JUNE 30,                  JUNE 30,
                                             ---------------------     ---------------------
                                               1997         1996         1997         1996
                                             --------     --------     --------     --------
Business Improvement Programs
  United States                              $ 14,005     $ 13,248     $ 25,678     $ 24,235
  Europe                                        3,419        4,524        6,648       10,080
  Asia/Pacific                                  1,140          439        1,686          585
                                             --------     --------     --------     --------
Total Business Improvement Programs            18,564       18,211       34,012       34,900
Software Solutions                              2,098        1,684        3,499        4,251
                                             --------     --------     --------     --------
Total Revenue                                $ 20,662     $ 19,895     $ 37,511     $ 39,151
                                             ========     ========     ========     ========

                               THOMAS GROUP, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

REVENUE - Revenue increased 4% in the second quarter of 1997 over the second quarter of 1996. Business Improvement Program revenue increased 2% over the second quarter of 1996. This increase consisted of a $2.7 million (23%) increase in fixed fee revenue offset by a $2.4 million (37%) decline in incentive revenue. Fixed fee and incentive revenues represent 78% and 22%, respectively, of Business Improvement Program revenue in the second quarter of 1997 and 65% and 32%, respectively, of Business Improvement Program revenue in the second quarter of 1996.

The United States component of Business Improvement Program revenue increased 6% as a result of 1996 investments in business development. European Business Improvement Program revenue declined 24% due to the strengthening of the U.S. dollar against the Swiss Franc and German Mark. Asia/Pacific revenue increased 160% for the comparable quarters as a result of two new programs and the expansion of an existing program in this region.

Revenue from Software Solutions increased 24% in the second quarter of 1997 over the second quarter of 1996 primarily as a result of increased hardware content in the second quarter of 1997.

COST OF SALES - Cost of Sales includes all costs associated with the generation of revenue. Such costs include certain personnel and facilities costs, program-related travel and entertainment, and hardware costs.

Cost of sales was $12.6 million in the second quarter of 1997, an 11% increase, compared to $11.4 million in the second quarter of 1996. This increase is attributable to a $0.5 million increase in the Business Improvement Programs segment and a $0.7 million increase in Software Solutions, comprised primarily of hardware purchases.

GROSS MARGIN - Total company gross margin was 39.1% in the second quarter of 1997 compared to 42.7% in the second quarter of 1996. Business Improvement Program gross margin was 44% in the second quarter of 1997 versus 46% in the second quarter of 1996. This decline was primarily the result of lower incentive revenue as a percentage of total revenue in the second quarter of 1997 compared to the second quarter of 1996.

Software Solutions gross margin was a negative 5% in the first quarter of 1997 and a positive 9% in the second quarter of 1996. This decrease is due primarily to a higher content of lower margin hardware sales combined with fewer higher margin license fee sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses consist of all operating expenses not directly associated with the generation of revenue. A majority of selling, general, and administrative expenses are for corporate personnel (including corporate officers), non-program-related travel and entertainment, corporate facilities costs, and professional and legal costs.

Selling, general and administrative expense as a percentage of total revenue increased to 27% in the second quarter of 1997 from 25% in the second quarter of 1996: a $0.5 million quarter to quarter increase. This increase was primarily the result of $0.3 million spending related to upgrading information systems infrastructure and $0.2 million in legal and other professional services.

                               THOMAS GROUP, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


OTHER - The Company's effective tax rate was 40% in the second quarter of 1997 and 39% in the second quarter of 1996.

RESULTS OF OPERATIONS - Net income in the second quarter of 1997 was $1.6 million, or $0.25 per share, a decrease of $0.6 million compared to $2.2 million, or $.34 per share, in the second quarter of 1996.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

REVENUE - Revenue in the first half of 1997 was 4% lower than revenue in the first half of 1996. Revenue from Business Improvement Programs declined 2% from the first six months of 1996. This decrease consisted of a $2.3 million (10%) increase in fixed fee revenue offset by a $3.2 million (29%) decline in incentive revenue. Fixed fee and incentive revenues represent 77% and 23%, respectively, of Business Improvement Program revenue in the first half of 1997, and 68% and 35% of Business Improvement Program revenue in the first half of 1996.

United States' Business Improvement Program revenue increased 6% as a result of 1996 investments in business development. European Business Improvement Program revenue declined 34% due to fewer active programs and the strengthening of the U.S. dollar against the Swiss Franc and German Mark. Asia/Pacific revenue increased 188% in the first half of 1997 compared to the first half of 1996 as the number and size of active programs increased.

Software Solutions revenue decreased 18% in the first six months of 1997 compared to the first six months of 1996 primarily as a result of lower software license revenue.

COST OF SALES - Cost of sales was $23.5 million in the first six months of 1997 compared to $23.9 million in the first six months of 1996. This decrease is attributable to improved cost control in the Business Improvement Program segment which resulted in decreases of $0.8 million. This decrease was partially offset by the Software Solutions segment increases of $0.4 million, comprised primarily of hardware purchases.

GROSS MARGIN - Total company gross margin was 37.4% in the first half of 1997 compared to 38.9% in the first half of 1996. Business Improvement Program gross margin was 42% in the first half of 1997 versus 41% in the first half of 1996. This improvement was primarily the result of improved cost control measures.

Software Solutions gross margin was a negative 10% for the first half of 1997 and a positive 7% in the first half of 1996. This decline was the result of higher hardware content in Software Solutions revenue and the overall decline in software business volume.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expense as a percentage of revenues increased to 28% in the first six months of 1997 from 23% in the first six months of 1996. Selling, general and administrative was $10.4 million in the first six months of 1997, a 14% increase, compared to $9.1 million in the first half of 1996. This $1.3 million increase was primarily the result of a $0.7 million increase in business development expenses and a $0.5 million increase in information systems spending.

                               THOMAS GROUP, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


OTHER -The Company's effective tax rate was 40% in the first six months of 1997 and 39% in the first six months of 1996.

RESULTS OF OPERATIONS - Net income in the first half of 1997 was $2.2 million or $.35 per share, a decrease of $1.6 million compared to $3.8 million or $.59 per share in the first half of 1996.



LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $3.2 million in the first six months of 1997 compared to a decrease of $4.2 million in the first six months of 1996. A discussion of the components of these changes follows:

CASH FLOWS FROM OPERATING ACTIVITIES - Net cash flow used in operating activities was $1.1 million. Significant items positively affecting operating activities cash flow include: net income of $2.2 million; depreciation and amortization of $1.8 million; collection of an income tax refund of $1.8 million; and increases in accounts payable of $0.6 million. The principal item negatively affecting cash flow is a $5.8 million increase in trade accounts receivable and the $1.3 million increase in unbilled receivables. The primary elements of the increase in trade accounts receivable are: a) an increase in days sales outstanding from 50 days at December 31, 1996 to 55 days at June 30, 1997 resulted in an absolute increase of $0.8 million; and b) a $4.9 million increase in trade accounts receivable due to increased quarterly revenues in the second quarter of 1997 over the fourth quarter of 1996.

CASH FLOWS FROM INVESTING ACTIVITIES - Capital expenditures of $1.4 million in 1997 have related primarily to computer hardware and network upgrades and office infrastructure enhancements, while those in the first half of 1996 related primarily to CEO Center expansion. Capitalized software development costs in 1997 of $0.6 million includes $0.3 million in purchased software and $0.3 million in capitalized internal development costs. Capitalized software development costs in the first half of 1996 are the result of a $1 million payment to the former owners of Interlink for developed software.

CASH FLOWS FROM FINANCING ACTIVITIES - Net cash flows from financing activities were insignificant in the first six months of 1997. In the first six months of 1996, the company spent $2.3 million to purchase 165,700 treasury shares at an average price per share of $13.88. Additionally, the company made a payment of $1.0 million to an officer of the company for the purchase of a suite at Texas Stadium and for prepaid rent for its CEO Center facility.

In 1994 the Board of Directors approved a stock repurchase plan for up to 250,000 shares. The Company purchased 7,000 shares at an average price per share of $10.71 in 1994, 165,700 shares at an average price per share of $13.88 in the first half of 1996 and 60,900 shares at an average price per share of $15.50. The company completed the purchase of the remaining 16,400 shares in the second quarter of 1997, at an average price per share of $11.37. The average price per share of treasury shares at June 30, 1997 is $14.15.

                               THOMAS GROUP, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The Company has a $20 million revolving credit facility with Comerica Bank. This facility expires in December 2003 and includes a call option in December 2001. Additionally, the terms provide for a $1 million per quarter reduction in any outstanding balances after the first two years. Loans under this agreement bear interest at the prime rate or other options. As of June 30, 1997, the company had borrowed $0.8 million under this facility. These borrowings were repaid on July 8, 1997.

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

                               THOMAS GROUP, INC.

PART II - OTHER INFORMATION


Item 6 -  Exhibits and Reports on Form 8-K

         (a) Exhibits
                  11 - Statement Regarding Computation of Earnings Per Share
                  22 - Published Report Regarding Matters Submitted to Vote of Security Holders
                  27 - Financial Data Schedule

         (b) Reports on Form 8-K for the Quarter Ending June 30, 1997 - None.







                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THOMAS GROUP, INC.
                               ------------------
                                   Registrant


      August 18, 1997                           /s/ Philip R. Thomas
      ---------------                           --------------------
           Date                                   Philip R. Thomas
                                        Chairman and Chief Executive Officer


      August 18, 1997                            /s/ Leland L. Grubb
      ---------------                            -------------------
           Date                                    Leland L. Grubb
                                      Vice President, Chief Financial Officer
                                                    and Treasurer
                                               (Chief Accounting Officer)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER           EXHIBIT
-------          -------
 11              Statement Regarding Computation of Earnings Per Share

 22              Published Report Regarding Matters Submitted to Vote of
                 Security Holders

 27              Financial Data Schedule