Form 10-Q
period 1997-09-30
THOMAS GROUP INC
filed 1997-11-12
CIK 900017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


     As of October 31, 1997, the following number of shares of the registrant's stock were outstanding:


Common Stock                                 5,950,589
Class B Common Stock                           176,594
                                             ---------
  Total                                      6,127,183
                                             =========

                               THOMAS GROUP, INC.

PART I - FINANCIAL INFORMATION


                                                                                                         PAGE NO.

Item 1 - Financial Statements
         Consolidated Balance Sheets, September 30, 1997 and December 31, 1996 .........................    3
         Consolidated Statements of Operations for the Three Months and Nine Months Ended
             September 30, 1997 and 1996 ...............................................................    4
         Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1997 and
             1996 ......................................................................................    5
         Notes to Consolidated Financial Statements ....................................................    6
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations..........    9


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K ..............................................................   14

                               THOMAS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                     ASSETS                                          September 30,   December 31,
                                                                         1997            1996
                                                                       --------       --------

Current Assets
  Cash and cash equivalents ........................................   $  9,267       $  5,711
  Trade accounts receivable, net of allowances of $306 .............     11,368          8,904
  Unbilled receivables .............................................      1,861          1,363
  Accounts and notes receivable - affiliate ........................      2,565          1,500
  Other ............................................................      2,730          3,944
                                                                       --------       --------
    Total Current Assets ...........................................     27,791         21,422
  Net Property and Equipment .......................................      8,429          7,641
  Capitalized Software Development Costs ...........................      2,807          3,069
  Other Assets .....................................................      7,645          6,758
                                                                       --------       --------
                                                                       $ 46,672       $ 38,890
                                                                       ========       ========


       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued liabilities .........................   $  5,312       $  3,901
  Income taxes payable .............................................      2,609          1,420
  Advance payments .................................................        265            396
  Current portion of long-term obligations .........................        275             --
                                                                       --------       --------
    Total Current Liabilities ......................................      8,461          5,717
Long-Term Obligations ..............................................      2,584          1,661
                                                                       --------       --------
    Total Liabilities ..............................................     11,045          7,378
                                                                       --------       --------

Commitments and Contingencies

Stockholders' Equity
  Common Stock, $.01 par value; 12,500,000 shares authorized;
    6,259,842 and 6,179,117 shares issued ..........................         62             62
  Class B Common Stock, $.01 par value; 1,200,000 shares
    authorized; 176,594 and 185,189 shares issued and outstanding...          2              2
  Additional paid-in capital .......................................     21,320         20,143
  Retained earnings ................................................     19,079         15,570
  Cumulative translation adjustment ................................       (417)           (32)
  Treasury stock, 312,391 and 295,991 shares of Common, at cost ....     (4,419)        (4,233)
                                                                       --------       --------
    Total Stockholders' Equity .....................................     35,627         31,512
                                                                       --------       --------
                                                                       $ 46,672       $ 38,890
                                                                       ========       ========



          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                               --------------------------      --------------------------
                                                  1997            1996            1997             1996
                                               ----------      ----------      ----------      ----------

Revenues ................................      $   19,493      $   17,327      $   57,004      $   56,478
      Cost of Sales .....................          11,605          11,817          35,089          35,722
                                               ----------      ----------      ----------      ----------
Gross Margin ............................           7,888           5,510          21,915          20,756
    Selling, General and Administrative..           5,725           5,043          16,139          14,172
                                               ----------      ----------      ----------      ----------
Operating Income ........................           2,163             467           5,776           6,584
Interest Income, Net ....................              35              90             103             224
                                               ----------      ----------      ----------      ----------
Income Before Income Taxes ..............           2,198             557           5,879           6,808
Income Taxes ............................             897             212           2,369           2,676
                                               ----------      ----------      ----------      ----------
Net Income ..............................      $    1,301      $      345      $    3,510      $    4,132
                                               ==========      ==========      ==========      ==========

Earnings Per Common and Common
    Equivalent Share ....................      $     0.20      $     0.05      $     0.56      $     0.65
Weighted Average Shares and Share
    Equivalents Outstanding .............       6,392,031       6,339,616       6,308,096       6,368,045


          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                    NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                                ----------------------
                                                                                                  1997           1996
                                                                                                -------       --------

Cash Flows From Operating Activities
  Net income .............................................................................      $ 3,510       $  4,132
     Adjustments to reconcile net income to net cash provided by operating activities
             Depreciation and amortization ...............................................        2,889          2,320
             Allowance for doubtful accounts .............................................           --           (104)
             Provision for expatriate costs ..............................................          190           (106)
             Other .......................................................................          (30)           225
             Collection of income tax refund .............................................        1,800             --
             Deferred taxes ..............................................................         (839)          (762)
             Change in operating assets and liabilities
              Trade accounts receivable ..................................................       (2,710)           903
              Unbilled receivables .......................................................         (498)         1,499
              Other assets ...............................................................         (499)          (563)
              Accounts payable and accrued liabilities ...................................        1,600             61
              Advance payments ...........................................................         (132)            77
              Income taxes payable .......................................................        1,492           (255)
                                                                                                -------       --------
                    Net Cash Provided By Operating Activities ............................        6,773          7,427
                                                                                                -------       --------

Cash Flows Used In Investing Activities
  Acquisition of subsidiary ..............................................................           --         (2,308)
  Decrease in short-term receivables......................................................           --            598
  Capital expenditures....................................................................       (2,498)        (2,591)
  Capitalization of software development cost.............................................         (617)        (1,431)
  Acquisition of intangibles .............................................................         (150)          (250)
                                                                                                -------       --------
                    Net Cash Used In Investing Activities ................................       (3,265)        (5,982)
                                                                                                -------       --------

Cash Flows From Financing Activities
  Purchase of treasury stock .............................................................         (186)        (3,140)
  Net proceeds from exercise of stock options ............................................          397            195
  Advances - computer line of credit .....................................................          871             --
  Repayment of other long-term obligations ...............................................           --            (86)
  Net advances to affiliates .............................................................         (865)        (1,331)
  Repayment of obligations to affiliates .................................................           --         (1,027)
                                                                                                -------       --------
                    Net Cash Provided By (Used In) Financing Activities ..................          217         (5,389)
                                                                                                -------       --------

  Effect of Exchange Rate Changes on Cash ................................................         (169)          (319)
                                                                                                -------       --------

Net Increase (Decrease) In Cash and Cash Equivalents .....................................        3,556         (4,263)
  Cash and Cash Equivalents
     Beginning of period .................................................................        5,711         11,273
                                                                                                -------       --------
     End of period .......................................................................      $ 9,267       $  7,010
                                                                                                =======       ========


          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     1. The unaudited consolidated financial statements include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the company for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the company's 1996 Annual Report to Stockholders. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results of operations for the entire year ending December 31, 1997.

     2. Earnings Per Share - Earnings per share amounts are based on the weighted average number of shares and dilutive share equivalents outstanding during the respective periods. Fully diluted earnings per share and share equivalents are not presented because the result is not materially different.

     3. Significant Clients - There were no clients from which the company earned in excess of 10% of its total revenues in the nine months ended September 30, 1997. The company earned in excess of 10% of its total revenues from two clients in the nine months ended September 30, 1996. Revenues from the two significant clients in the nine months ended September 30, 1996 totaled $12.9 million or 23% of revenues.

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

     Recent Accounting Standards - The Financial Accounting Standards Board recently adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires a calculation of book "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution. The company will adopt the standard effective December 31, 1997. Implementation of SFAS 128 in the first nine months of 1997 would not have had a material effect on the reported earnings per share.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

     Reclassifications - Certain income statement amounts have been reclassified from the previously reported financial statements in order to conform with the current presentation.

                               THOMAS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     5. Related Party Transactions

     Philip R. Thomas - Principal Stockholder - Mr. Thomas did not earn incentive compensation in 1996 and therefore executed a $1.5 million promissory note, due September 25, 1997, for advances made to him. This note has been amended to extend the due date to January 25, 1998. This note carries an interest rate of prime plus 1/4.

A summary of receivables from affiliates follows:

                                                               -----------------------------------------------
                                                                SEPTEMBER 30, 1997          DECEMBER 31, 1996
                                                               --------------------        -------------------

Philip R. Thomas - incentive compensation advances                $  2,565                   $     1,500
Other affiliates - long term                                           229                           200

     6. Revolving Credit Agreement - The company maintains a $20 million revolving credit agreement with Comerica Bank - Texas. This agreement expires in December 2003 and includes a call option in December 2001. Additionally, terms of the agreement provide for a $1 million per quarter reduction in any outstanding balances after the first two years. Loans under this agreement bear interest at the prime rate or other similar interest options. The company utilized the credit line during the first nine months of 1997 to meet working capital requirements. The average daily balance outstanding under the credit line was $0.2 million and total interest paid, at an annual rate of 8.25%, was less than $0.1 million.

     7. Segment Data - Information regarding the company's two business segments follows:

                                    BUSINESS
                                  IMPROVEMENT
                                    SERVICES  SOFTWARE SOLUTIONS   CORPORATE      TOTAL
                                  ---------------------------------------------------------

THREE MONTHS ENDED:
    SEPTEMBER 30, 1997
Sales to unaffiliated clients       $18,456      $ 1,037                          $ 19,493
Operating income (loss)             $ 7,536      $(1,314)          $ (4,059)      $  2,163

    SEPTEMBER 30, 1996
Sales to unaffiliated clients       $15,834      $ 1,493                          $ 17,327
Operating income (loss)             $ 4,521      $  (884)          $ (3,170)      $    467

NINE MONTHS ENDED:
    SEPTEMBER 30, 1997
Sales to unaffiliated clients       $52,468      $ 4,536                          $ 57,004
Operating income (loss)             $19,432      $(3,307)          $(10,349)      $  5,776

    SEPTEMBER 30, 1996
Sales to unaffiliated clients       $50,734      $ 5,744                          $ 56,478
Operating income (loss)             $17,144      $(1,038)          $ (9,522)      $  6,584

     8. Software Development Costs - Due to declining sales at the company's software subsidiaries, in April 1997 the company began an evaluation of alternatives for one of the subsidiaries' software products. This evaluation has led the company, beginning in the second quarter of 1997, to revise the amortization period on this product from 36 to 21 months, which reflects the company's estimate of the remaining economic life of the product. This adjustment

                               THOMAS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

to the amortization was the result of a strategic decision to focus the subsidiaries' efforts on the alternatives to this product. The company intends to continue to market, provide technical support and customization, and develop minor enhancements to the existing product.

     9. Supplemental Disclosure of Cash Flow Information

                                              NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                         ----------------------------
                                            1997               1996
                                         ----------        ----------

Interest paid                             $   110           $    22
Income taxes paid                         $ 1,660           $ 3,549

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

The following table sets forth the statements of operations as a percentage of revenues.

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                                  ---------------      ---------------

                                                  1997      1996       1997       1996
                                                  ----      ----       ----       ----

 Revenues......................................  100.0      100.0      100.0      100.0
      Cost of Sales............................   59.5       68.2       61.6       63.3
                                                 -----      -----      -----      -----
Gross Margin...................................   40.5       31.8       38.4       36.7
      Selling, General and Administrative......   29.4       29.1       28.3       25.1
                                                 -----      -----      -----      -----
 Operating Income..............................   11.1        2.7       10.1       11.6
 Interest Income, Net..........................     .2         .5         .2         .4
                                                 -----      -----      -----      -----
 Income Before Income Taxes....................   11.3        3.2       10.3       12.0
 Income Taxes..................................    4.6        1.2        4.2        4.7
                                                 -----      -----      -----      -----
 Net Income....................................    6.7        2.0        6.1        7.3
                                                 =====      =====      =====      =====

The following table sets forth the company's revenues by geographic and industry segment:

                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                             SEPTEMBER 30,              SEPTEMBER 30,
                                         --------------------      --------------------
                                           1997         1996         1997         1996
                                         -------      -------      -------      -------

Business Improvement Programs
   United States.......................  $13,004      $11,132      $38,682      $35,368
   Europe..............................    3,908        4,281       10,556       14,360
   Asia/Pacific........................    1,544          421        3,230        1,006
                                         -------      -------      -------      -------
Total Business Improvement Programs....   18,456       15,834       52,468       50,734
Software Solutions.....................    1,037        1,493        4,536        5,744
                                         -------      -------      -------      -------
Total Revenue..........................  $19,493      $17,327      $57,004      $56,478
                                         =======      =======      =======      =======

                               THOMAS GROUP, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

REVENUE - Revenue increased 13% in the third quarter of 1997 over the third quarter of 1996. Business Improvement Program revenue increased 17% over the third quarter of 1996. This increase consisted of a $1.1 million (10%) increase in fixed fee revenue and a $1.5 million (33%) increase in incentive revenue. Fixed fee and incentive revenues represent 66% and 34%, respectively, of Business Improvement Program revenue in the third quarter of 1997 and 71% and 29%, respectively, of Business Improvement Program revenue in the third quarter of 1996.

The United States component of Business Improvement Program revenue increased 17% as a result of 1996 investments in business development. European Business Improvement Program revenue declined 9% due to the strengthening of the U.S. dollar against the Swiss Franc and German Mark. Asia/Pacific revenue increased 267% for the comparable quarters as a result of two new programs and the expansion of an existing program in this region.

Revenue from Software Solutions decreased 30% in the third quarter of 1997 as compared to the third quarter of 1996 primarily as a result of decreased closing of software license contracts.

COST OF SALES - Cost of Sales includes all costs associated with the generation of revenue. Such costs include certain personnel and facilities costs, program-related travel and entertainment, and hardware costs.

Cost of sales was $11.6 million in the third quarter of 1997, a 2% decrease, compared to $11.8 million in the third quarter of 1996. This decrease is attributable to general cost containment measures undertaken in the beginning of 1997. These measures include the closing of two regional U.S. offices: Princeton and San Jose.

GROSS MARGIN - Total company gross margin was 41% in the third quarter of 1997 compared to 32% in the third quarter of 1996. Business Improvement Program gross margin was 45% in the third quarter of 1997 versus 36% in the third quarter of 1996. This improvement was primarily the result of higher incentive revenue as a percentage of total revenue in the third quarter of 1997 compared to the third quarter of 1996, as well as cost containment measures mentioned earlier.

Software Solutions gross margin was a negative 37% in the third quarter of 1997 and a negative 9% in the third quarter of 1996. This decrease is due primarily to fewer license fee and hardware sales.

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

Selling, general and administrative expense as a percentage of total revenue increased slightly to 30% in the third quarter of 1997 from 29% in the third quarter of 1996: a $0.7 million quarter to quarter increase. This increase was primarily the result of $0.3 million spending related to upgrading information systems infrastructure and $0.4 million in CEO incentive compensation.

                               THOMAS GROUP, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER - The company's effective tax rate was 41% in the third quarter of 1997 and 38% in the third quarter of 1996.

RESULTS OF OPERATIONS - Net income in the third quarter of 1997 was $1.3 million, or $0.20 per share, an increase of $1.0 million compared to $0.3 million, or $0.05 per share, in the third quarter of 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

REVENUE - Revenue in the first nine months of 1997 was 1% higher than revenue in the first nine months of 1996. Revenue from Business Improvement Programs increased 3% from the first nine months of 1996. This increase consisted of a $3.4 million (10%) increase in fixed fee revenue offset by a $1.6 million (9%) decline in incentive revenue. Fixed fee and incentive revenues represent 73% and 27%, respectively, of Business Improvement Program revenue in the first nine months of 1997, and 69% and 31% of Business Improvement Program revenue in the first nine months of 1996.

United States Business Improvement Program revenue increased 9% as a result of 1996 investments in business development. European Business Improvement Program revenue declined 26% due to fewer active programs and the strengthening of the U.S. dollar against the Swiss Franc and German Mark. Asia/Pacific revenue increased 221% in the first nine months of 1997 compared to the first nine months of 1996 as the number and size of active programs increased.

Software Solutions revenue decreased 21% in the first nine months of 1997 compared to the first nine months of 1996 primarily as a result of lower software license revenue.

COST OF SALES - Cost of sales was $35.1 million in the first nine months of 1997 compared to $35.7 million in the first nine months of 1996. This decrease is attributable to improved cost control in the Business Improvement Program segment which resulted in decreases of $0.9 million. This decrease was partially offset by the Software Solutions segment increases of $0.2 million, comprised primarily of hardware purchases.

GROSS MARGIN - Total company gross margin was 38% in the first nine months of 1997 compared to 37% in the first nine months of 1996. Business Improvement Program gross margin was 43% in the first nine months of 1997 versus 40% in the first nine months of 1996. This improvement was primarily the result of improved cost control measures.

Software Solutions gross margin was a negative 16% for the first nine months of 1997 and a positive 12% in the first nine months of 1996. This decline was the result of higher hardware content in Software Solutions revenue and the overall decline in software business volume.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expense as a percentage of revenues increased to 28% in the first nine months of 1997 from 25% in the first nine months of 1996. Selling, general and administrative expense was $16.2 million in the first nine months of 1997, a 14% increase, compared to $14.2 million in the first nine months of 1996. This $2.0 million increase was primarily the result of a $0.8 million increase in business development expenses and a $0.8 million increase in information systems spending.

                               THOMAS GROUP, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER - The company's effective tax rate was 40% in the first nine months of 1997 and 39% in the first nine months of 1996.

RESULTS OF OPERATIONS - Net income in the first nine months of 1997 was $3.5 million or $0.56 per share, a decrease of $0.6 million compared to $4.1 million or $.65 per share in the first nine months of 1996.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $3.6 million in the first nine months of 1997 compared to a decrease of $4.3 million in the first nine months of 1996. A discussion of the components of these changes follows:

CASH FLOWS FROM OPERATING ACTIVITIES - Net cash flow provided by operating activities was $6.8 million. Significant items positively affecting operating activities cash flow include: net income of $3.5 million; depreciation and amortization of $2.9 million; collection of an income tax refund of $1.8 million; and increases in accounts payable of $1.6 million. The principal item negatively affecting cash flow is a $2.7 million increase in trade accounts receivable and the $0.5 million increase in unbilled receivables. The primary cause of the increase in trade accounts receivable is the increase in quarterly revenues in the third quarter of 1997 over the fourth quarter of 1996. Days sales outstanding decreased from 50 days at December 31, 1996 to 43 days at September 30, 1997.

CASH FLOWS FROM INVESTING ACTIVITIES - Capital expenditures of $2.5 million in 1997 have related primarily to computer hardware and network upgrades and office infrastructure enhancements, while those in the first nine months of 1996 related primarily to CEO Center expansion. Capitalized software development costs of $0.6 million in 1997 includes $0.3 million in purchased software and $0.3 million in capitalized internal development costs. Capitalized software development costs in the first nine months of 1996 are the result of a $1 million payment to the former owners of Interlink for developed software.

CASH FLOWS FROM FINANCING ACTIVITIES - Net cash flows from financing activities was $0.2 million in the first nine months of 1997. In the first nine months of 1996, the company spent $3.1 million to purchase 226,600 treasury shares at an average price per share of $13.68. Additionally, the company made a payment of $1.0 million to an officer of the company for the purchase of a suite at Texas Stadium and for prepaid rent for its CEO Center facility.

In 1994 the Board of Directors approved a stock repurchase plan for up to 250,000 shares. The company purchased 7,000 shares at an average price per share of $10.71 in 1994 and 226,600 shares at an average price per share of $14.74 in 1996. The company completed the purchase of the remaining 16,400 shares in the second quarter of 1997, at an average price per share of $11.37. The average price per share of treasury shares at September 30, 1997 is $14.15.

                               THOMAS GROUP, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The company has a $20 million revolving credit facility with Comerica Bank - Texas. This facility expires in December 2003 and includes a call option in December 2001. Additionally, the terms provide for a $1 million per quarter reduction in any outstanding balances after the first two years. Loans under this agreement bear interest at the prime rate or other options.

In addition the company has a $1.0 million credit facility with Comerica Bank - Texas for the purchase of computer equipment. The company made draws of $0.9 million on this facility to purchase computer equipment.

FINANCIAL CONDITION - The company believes that its financial condition remains strong and that it has the financial resources necessary to meet its needs. Cash provided by operating activities and the company's credit facility should be sufficient to meet short and long-term operational needs.

                               THOMAS GROUP, INC.

PART II - OTHER INFORMATION

                                                                                              SEQUENTIAL
                                                                                               PAGE NO.

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits
              11 - Statement Regarding Computation of Earnings Per Share..........................  15


         (b) Reports on Form 8-K for the Quarter Ending September 30, 1997 - None.




                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THOMAS GROUP, INC.
                              --------------------
                                   Registrant

       October 11, 1997                         /s/ Philip R. Thomas
       ----------------                         --------------------
             Date                                   Philip R. Thomas
                                          Chairman and Chief Executive Officer


       October 11, 1997                         /s/ Mitchell D. Bohn
       ----------------                         --------------------
             Date                                   Mitchell D. Bohn
                                        Vice President, Chief Financial Officer
                                                    and Treasurer
                                              (Chief Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.           DESCRIPTION
-----------           -----------

   11           Statement Regarding Computation of Earnings Per Share

   27           Financial Data Schedule