Form 10-K405
period 1997-12-31
THOMAS GROUP INC
filed 1998-04-15
CIK 900017

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] FOR THE YEAR ENDED DECEMBER 31, 1997.
                                       OR

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

As of February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $30,401,000, based on the NASDAQ-NMS closing price.

As of February 28, 1997, the following number of shares of the registrant's stock were outstanding:

          Common Stock                           5,983,053
          Class B Common Stock                     164,174
                                               -----------
          Total                                  6,147,227
                                               ===========

                      DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the 1997 Annual Report to Stockholders are incorporated by reference into Part II. Portions of the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                     PART I

ITEM 1.      BUSINESS.

GENERAL

         The Company provides management consulting services designed to improve the competitiveness and profitability of the Company's clients. The Company's specific methodology, known as Total Cycle Time, focuses on reducing the time spent on revenue-producing, product development and administrative processes. By accelerating these processes using Total Cycle Time methodology, clients are able to improve responsiveness to customers, accelerate new product design and introduction and increase quality and productivity, thereby resulting in improvements in financial performance. The Company's clients are typically large companies, many of whom are included in the Fortune 1000.

         The need for the Company's Total Cycle Time services arises from competitive pressures that affect most industries worldwide and require companies to respond with faster development and supply of goods and services. The Company believes the competitive pressures have been caused by several factors, including shorter product life cycles, higher quality standards and
technological innovation.   Companies that rely on slow, bureaucratic
operations risk deteriorating margins, product obsolescence and loss of market share. Past competitive advantages such as size, market position and reputation are often no longer sufficient to maintain a leading competitive position. As a result, traditional management techniques, which often focus on individual departments or functional units of a business, rather than processes, may lessen a company's ability to quickly respond to market opportunities.

         Utilizing Total Cycle Time methodology, the Company analyzes a client's business, assesses potential performance improvements, trains a client's senior management and employees, and works to implement actions to improve operating performance. Total Cycle Time services are designed to enable the Company's clients to achieve quantifiable results, such as improved profitability, greater productivity, more effective asset utilization and reduced time in developing and delivering new products to market, thereby making clients more competitive. Due to the Company's prior success with and confidence in Total Cycle Time services, the Company generally provides its clients with the option of paying the Company fixed fees or a combination of fixed fees and incentive fees based on measurable improvements in a client's business operations.

         The Company's Information Technologies business segment focuses on products and services that integrate and enhance the company's business improvement methodologies. The Company offers SalesWare, which creates an advanced opportunity management system that is easily embedded into a client's information technology infrastructure. Additionally, the Company provides paperless warehouse and distribution systems, including software packages, customization, installation and training services. Its product line includes a state-of-the-art warehouse and distribution management system featuring advanced real-time radio frequency based receiving and cycle counting applications.

TOTAL CYCLE TIME

         The Total Cycle Time methodology developed and employed by the Company is used to analyze and reengineer a client's business into components of three basic processes: the development of new products and services; the production and delivery of goods and services; and the definition and implementation of strategies to capitalize on fast response. By defining such processes, the Company is able to analyze and quantify a client's existing performance levels using measures of time, productivity, asset utilization, cost and quality. These measurements are then used to establish operating and financial improvements the Company believes can be obtained by a client using existing or reduced resources. Total Cycle Time implementation programs typically span one to three years.

         The Company's activities begin with the assessment of a potential client's existing level of performance. This assessment typically includes site visits, interaction with management and an analysis of historical performance. The Company uses the results of this assessment to determine the estimated operating and financial improvements that can be obtained by the client using existing or reduced resources through the implementation of Total Cycle Time. The Company then analyzes whether a Total Cycle Time program will generate sufficient benefits to the client prior to proceeding with a proposal.

         The Company believes that results from the implementation of Total Cycle Time programs will be obtained only if the senior executives of a client are committed to change based on Total Cycle Time. Consequently, the Company provides a client's chief executive officer (or chief operating officer of a business unit) and senior managers a four-day CEO workshop tailored exclusively for the client. The CEO workshop is often conducted at the Company's CEO Center, a remote facility located near Baton Rouge, Louisiana. At the CEO workshop, a client will gain exposure to Total Cycle Time tools, help define what the client's business is capable of achieving, identify the critical processes/high leverage areas within the client's company, identify appropriate measurements for each of the critical processes and learn how the improvement of critical processes will lead to tangible results. A key objective of the CEO workshop is that the client build a business team commitment to improve performance using Total Cycle Time as the driver. See "Business - Facilities."

         Frequently, business and cultural "barriers" restrict or hinder a client's operating processes. These barriers may consist of excessive inspections, inappropriate lot/batch sizes, improper measures or a client's view of its business as departments or functions rather than as integrated processes. Cultural and business process barriers appear in a wide variety of manufacturing, project and service businesses and their removal can have a significant, positive impact on a client's business. Because these barriers are ingrained in a client's business and culture, they may be difficult for a client's management to identify and address without the assistance of experienced outside business professionals.

         At an early stage of a program's implementation, the Company analyzes each of a client's business processes, identifies the business process and cultural barriers restricting a client's business and determines the actions required to remove these barriers. As barriers to improved performance and unnecessary steps in the business processes are removed, cycle times are reduced and activities or actions are more rapidly and efficiently completed.

         During implementation of a Total Cycle Time program, the Company transfers its methodology to a client. The Company works with a client to internalize Total Cycle Time in order to sustain a change in a client's culture after the Company's personnel complete the bulk of the program. The Company grants its clients a limited license to use Total Cycle Time rights internally following completion of a program. See "Business -- Intellectual Property."

         In response to client demand, the Company introduced a range of "continuous improvement services," consisting in part of ongoing assessments and upgrades to Total Cycle Time methodology for completed programs.
Continuous improvement services are designed to maintain and improve upon the successes of the original Total Cycle Time programs. In addition to providing the Company with the opportunity for further client development and additional fees, continuous improvement services provide clients with an extended means of assessing, monitoring and improving their business utilizing Total Cycle Time.

COMPETITIVE STRATEGY

    The Company's strategy is to maintain and enhance its position in the development and implementation of its Total Cycle Time methodology. The Company's strategy includes the following key elements, many of which differentiate the Company from traditional providers of consulting services.

             Emphasize Results. The Company often enters into incentive fee contracts, which make the Company's revenue from a particular program partially contingent upon certain results. The Company offers incentive fee contracts as a means of obtaining additional contracts, in the belief that its willingness to structure part of its fees based upon the results generated for its clients differentiates it from competitors, who generally charge fees based on time expended regardless of results. These incentive fee contracts demonstrate the Company's confidence that its programs will positively enhance the businesses of its clients.

             Target Large Clients and Multiple Program Opportunities. The Company has focused its marketing efforts on companies with annual revenues ranging from $500 million to $50 billion, preferably with multiple program opportunities, in the specific industry business units the Company has identified. The Company believes larger clients provide greater revenue opportunities because such clients are likely to realize greater economic benefit from the Company's services. Larger clients may also provide the Company the opportunity to render services to multiple business units within or related to the client.

             Active Involvement and Method for Continuous Improvement. By implementing Total Cycle Time throughout a complete business or business unit in cooperation with a client's management, the Company believes it can more effectively influence business culture and processes and provide clients with the methodology necessary for continuous improvement. In contrast, traditional consulting firms often provide only isolated expertise in the form of written assessments or reports that focus on discrete functions or an isolated segments of a business.

             Experienced Professional Staff. The Company employs professionals with extensive business management experience. Traditional consulting firms often hire recent business school graduates with expertise in a particular subject rather than expertise in total business management.

             Program Focus. The Company focuses on cultural and business process barriers rather than on subject matter barriers and functional units, which the Company believes have less impact on improving a client's performance.

CLIENTS

         The Company's clients are typically large, well-established manufacturing, project and service companies, or distinct business units of such companies, in North America, Europe, and the Asia/Pacific region. Many of the Company's clients are Fortune 1000 companies (or equivalent size non-U.S. companies) or units thereof. The Company has implemented Total Cycle Time programs for the following clients, among others:

DOMESTIC CLIENTS:
                                            Osram Sylvania
                                            Overhead Door
American Microsystems                       Pawnee Industries
Bell Packaging                              Pinnacle Automation
Chief Auto Parts                            Polaroid
Coleman Outdoor Products                    Rohm and Haas
Cypress Semiconductor                       LSG Skychefs/Caterair
Cyprus Amax                                 Signetics
Delco Electronics                           Tastemaker
Detroit Diesel                              Teledyne
Dresser Industries                          Texas Instruments
DSC Communications                          W.W. Grainger
Douglas Aircraft                            Wacker Chemtronic
Dover                                       Western Digital
Dresser Industries
Electronic Data Systems                     INTERNATIONAL CLIENTS:
General Electric                            ABB Asea Brown Boveri
General Motors                              Bosch Blaupunkt
GTS                                         Breuguet
Graphic Controls                            Euclid Hitachi
Gulfstream Aerospace                        Gemplus
Hillenbrand Industries                      Hilti
ITT                                         Philco Tatuapa Radio & Televisao
Johnson Electric                            Philips N.V.
Moore Business Forms                        Schindler
Motorola                                    SGS Thomson Microelectronics
National Semiconductor                      Siemens
Olivetti

         There can be no assurance that in the future the Company will perform services for any of the companies listed above. In order to maintain and increase its revenues, the Company will need to add new clients or expand existing client relationships to include additional divisions or business units of such clients.

         In 1997, two clients, LSG Skychefs and General Motors, accounted for an aggregate of 21% of the Company's total revenues. In 1996, three clients, LSG Skychefs, Siemens and Moore Business Forms, accounted for an aggregate of

35% of the Company's total revenues. In 1995, one client of the Company, Siemens, accounted for 18% of the Company's total revenues.

SALES AND MARKETING

         In addition to direct sales efforts, the Company's services are marketed using several methods, including:

         References and Referrals. The Company believes that references and referrals from clients are among its most powerful sales tools. Even without a direct referral, clients are frequently contacted for their evaluation of the Company and its services. In addition, the Company believes that each Total Cycle Time program holds the potential for added revenues by exposing the Company and its programs to other business units, customers and suppliers of each client.

         Lectures and Publications. The Company also markets its services through lectures and publications. Mr. Philip Thomas is the author of five books that provide an introduction to the value of implementing Total Cycle Time. These five books are Competitiveness Through Total Cycle Time, Getting Competitive, Time Warrior, Quality Alone is Not Enough and Survival at Nodulex. In addition, the Company promotes the publication in periodical and business journals of articles about time-based management generally and Total Cycle Time specifically. Company personnel also lecture to chambers of commerce, trade associations, and business symposia on the subject of achieving competitiveness through the application of Total Cycle Time.

CONTRACTUAL ARRANGEMENTS

         The Company performs Total Cycle Time services for clients pursuant to contracts generally with terms of one to three years. Clients compensate the Company for its services in the form of fixed fees or a combination of both fixed and incentive fees (based on client improvements achieved). The Company's fee structure is based on a client's size, the complexity and geographic deployment of a client's business, the level of improvement opportunity available to a client and certain other factors.

         Fixed fees are recognized as revenues monthly over the term of a program. Incentive fees are generally based on objective measures, such as cycle time reduction, inventory reduction, accounts receivable reduction, profit improvement or other quantifiable objectives and are recognized as revenues as earned under the terms of the relevant contract. Once incentive fees are earned, they are not refunded even if client performance subsequently declines. Factors such as a client's commitment to Total Cycle Time, general business and economic cycles, and a client's product position in the marketplace will affect the performance of the Company's clients, thus affecting the Company's revenues from incentive fee compensation. In 1997 and 1996, approximately 25% and 27%, respectively, of the Company's revenues were attributable to incentive fees.

         The Company includes in its business under commitment (backlog) signed client contracts with terms generally ranging from 18 to 24 months. Business under commitment, excluding Information Technologies, was $56 million at December 31, 1997.

PROFESSIONAL STAFF

         The Company's staff of business professionals who apply Total Cycle Time methodology are referred to by the Company as "Resultants." For its Resultant work force, the Company employs individuals with significant problem-solving and managerial skills from fields including manufacturing, engineering and finance. The Company's Resultants typically have 15 to 20 years of business management and specific industry experience. The Company provides computer-based, classroom, textbook and videotape training for all new Resultants. The Company historically has experienced less than 10% voluntary annual turnover of its Resultants, reflecting the stable nature of its workforce. The Company provides its Resultants with the opportunity to share in the Company's profits and achieve bonuses through results-oriented compensation such as the Company's stock option and bonus plans.

COMPETITION

         Traditional consulting firms provide services similar in some respects to the services provided by the Company. Providers of such services include A.T. Kearney, Inc., Boston Consulting Group, McKinsey & Co. and major national accounting firms, as well as several small firms that primarily focus on time-based management services. Many of the

Company's competitors have greater personnel, financial, technical and marketing resources than the Company, and there can be no assurance that the Company will be able to compete successfully with its existing competitors or with any new competitors.

         The Company believes that the competitive factors most important to its business are the unique quality of its Total Cycle Time methodology, the quality of its professional staff, its willingness to be compensated on an incentive basis and its reputation for achieving targeted results. The Company believes that no significant competitors offer their clients the opportunity to base fees on the results achieved.

         The Company believes that its most significant "competitor" is the propensity for potential clients to "self-medicate" by attempting to implement changes in their businesses themselves, in the belief they will achieve results comparable to those resulting from the Company's services without the assistance of outside professionals. The Company believes that these attempts to self-medicate may result in limited success. However, such attempts may substantially lengthen the Company's sales cycle and may therefore limit business opportunities for the Company.

         Because the Total Cycle Time methodology is not capable of being patented, there can be no assurance that the Company will not be subject to competition from others using substantially similar methodologies. However, the Company believes that its base of knowledge, experience and clients provide it with a competitive advantage.

INTELLECTUAL PROPERTY

         The Company has secured federal registration for the service marks "Total Cycle Time," "TCT, 5 I's Process" and "Cycles of Learning." These registrations expire from August 2002 to January 2003. The Company has filed an application for federal service mark registration for "Resultants," "AIP Management," "AIP's," "SalesWare," "Actions- In-Process" and "Speed Driven Results." The Company has also made appropriate filings in several European countries to secure protection of its marks in those countries. The Company considers each of these service marks or trademarks to be significant to the Company's business.

         The Company's proprietary methodologies have been developed over 20 years at great expense, have required considerable effort on the part of skilled professionals, are not generally known by persons other than clients of the Company and are considered trade secrets. Although the Company's services necessarily incorporate trade secrets, the Company maintains its trade secrets in strict confidence. As part of its standard engagement, the Company grants clients a limited license to make internal use of certain of the Company's proprietary methodologies following completion of a program.

         The Company has entered into nondisclosure and noncompete agreements with Philip Thomas and substantially all of its employees. There can be no assurance that such agreements will deter any employee of the Company from disclosing confidential information to third parties or from using such information to compete with the Company in the future.

FACILITIES

         The Company's principal executive office is located in Irving, Texas, where the Company leases approximately 25,000 square feet of office space under a lease that expires in December 1998. The Company is currently evaluating several alternatives for its headquarters location. However, the Company does not anticipate any material increase in lease expense or interruption of its business. The Company also leases space for its offices in Troy, Michigan; Frankfurt, Germany; and Singapore. The Company believes that these facilities are adequate for its current needs.

         The Company currently leases from Philip Thomas two 30-acre tracts of land near Baton Rouge, Louisiana, on which the CEO Center is located. The land is leased pursuant to two 25 year leases entered into in December 1991 and January 1994, respectively. The Company owns 10 acres of adjacent land with improvements. These tracts of land are used for conferences, training and CEO workshops. The annual rental on one leased property is $6,000, and the Company has prepaid rent on this lease through the year 2016. The annual rental on the second leased property is also $6,000 and is paid annually.

EMPLOYEES

         At February 28, 1998, the Company had a total of 336 employees, consisting of 173 full-time Resultants, 32 software programming and customer service employees and 100 sales and administrative employees. At February 28, 1998, the Company also retained the services of 31 Associate Resultants who work on an as-needed basis. The Company's employees are not represented by a labor union nor are they subject to any collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2.      PROPERTIES.

         The Company's principal executive office is located in Irving, Texas. The Company also leases space in a building adjacent to its principal executive offices in Irving, Texas and space for its offices in Troy, Michigan; Maumee, Ohio; Frankfurt, Germany; and Singapore. The Company currently leases 60 acres of land near Baton Rouge, Louisiana, on which the Company's conference and training center ("CEO Center") is located. The Company considers these properties to be adequate for their business purposes.

ITEM 3.      LEGAL PROCEEDINGS.

The Company is party to a legal action styled Creative Dimensions in Management, Inc. v. Thomas Group, Inc., filed September 17, 1996 in the United States District Court for the Eastern District of Pennsylvania. This matter arises out of disputes under two agreements between the Company and Creative Dimensions in Management, Inc. ("CDM"), a small private company with whom the Company had an alliance. CDM has asserted various causes of action against the Company, including fraud, misrepresentation, breach of contract and conversion. The Company believes that CDM's claims lack merit, and has filed counterclaims against CDM for breach of contract, breach of implied covenant of good faith and fair dealing, fraudulent inducement, and attorney's fees. The Company is contesting CDM's claims and is pursuing its counterclaims vigorously. The matter is in the early stage of discovery. The plaintiff is seeking at least $50 million in actual damages, punitive damages, an accounting, interests, costs of suit, attorney's fees, and injunctive relief. The Company is seeking an undetermined amount in actual damages, punitive damages, attorney's fees, and costs of suit.

The Company has become subject to various claims and other legal matters in the course of conducting its business. The Company believes that neither such claims and other legal matters nor the cost of prosecuting and/or defending such claims and other legal matters should have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows.

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

   Quarter Ended                        High                    Low
   -------------                        ----                    ---
March 31, 1996                         $15.75                  $12.00
June 30, 1996                          $20.00                  $14.13
September 30, 1996                     $18.63                  $14.00
December 31, 1996                      $14.63                  $ 7.00
March 31, 1997                         $11.50                  $ 6.63
June 30, 1997                          $12.50                  $ 7.00
September 30, 1997                     $14.00                  $10.50
December 31, 1997                      $13.00                  $10.00

         There is no established public market for the Company's Class B Common Stock.

HOLDERS OF RECORD

         As of February 28, 1998 there were approximately 117 holders of record of the Company's Common Stock.

DIVIDENDS

         The Company has not paid cash dividends on its Common Stock. The Company intends to retain future earnings in order to provide funds for use in the operation and expansion of the business, and, accordingly, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6.      SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA.

         Selected historical and pro forma financial data appearing on page 17 of the Company's 1997 Annual Report to Stockholders is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management's discussion and analysis of financial condition and results of operations appearing on pages 18 through 22 of the Company's 1997 Annual Report to Stockholders is herein incorporated by reference.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements and notes thereto, together with the report of independent certified public accountants thereon, appearing on pages 23 through 38 of the Company's 1997 Annual Report to Stockholders, are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information relating to the Company's directors and nominees for election as directors, and the information relating to executive officers of the Company, is incorporated herein by reference from the Company's Proxy Statement (herein so called) for its 1998 Annual Meeting of Stockholders. It is currently anticipated that the Proxy Statement will be publicly available and mailed to stockholders in April 1998.

ITEM 11.     EXECUTIVE COMPENSATION.

         The discussion under "Executive Compensation" in the Company's Proxy Statement for its 1998 Annual Meeting is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The discussion under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 1998 Annual Meeting is incorporated herein by reference.

ITEM 13      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The discussion under "Certain Transactions" in the Company's Proxy Statement for its 1998 Annual Meeting is incorporated herein by reference.

                                   PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this report.

         1.      Financial Statements

                 The Consolidated Financial Statements and the Report of Independent Certified Public Accountants thereon are included on pages 18 through 38 of the Company's 1997 Annual Report to Stockholders included as Exhibit 13 to this Form 10-K and are incorporated herein by reference.

         2.      Financial Statement Schedules

                                                                                             SEQUENTIAL
                                                                                             ----------
                 SCHEDULE                        DESCRIPTION                                 PAGE NUMBER
                 --------                        -----------                                 -----------
                   II.         Valuation and Qualifying Accounts and Reserves.                   ____

         3.  Exhibits

                    EXHIBIT                                                                            SEQUENTIAL
                     NUMBER                                DESCRIPTION                                 PAGE NUMBER
                     ------                                -----------                                 -----------
                    3.1        Amended and Restated Certificate of Incorporation of the Company
                               filed August 13, 1993, with the State of Delaware Office of the
                               Secretary of State (filed as Exhibit 3.1 to the Company's Annual
                               Report on Form 10-K for the year ended December 31, 1994
                               and incorporated herein by reference).                                      ___

                    3.2        Amended and Restated By-Laws (filed as Exhibit 3.5 to the
                               Company's 1993 Form S-1 (File No. 33-64492) and incorporated
                               herein by reference).                                                       ___

                    4.1        Specimen Certificate evidencing Common Stock (filed as Exhibit 4.1 to the Company's 1993 Form S-1 (File No. 33-64492) and
                               incorporated herein by reference).                                          ___

                    4.2        Form of Warrant Issued by the Company to the Representative (filed as Exhibit 4.2 to the Company's 1993 Form S-1 (File No. 33-64492)
                               and incorporated herein by reference).                                      ___

                   *4.3        Stonegate Securities letter agreement.                                      ___

                   10.1        Registration Rights Agreement dated February 23, 1990, among the
                               Company, EDS, Philip R. Thomas, individually and acting in a representative capacity (filed as Exhibit 10.7 to the Company's
                               1993 Form S-1 (File No. 33-64492) and incorporated herein by                ___
                               reference).

                   10.2        Agreement dated July 14, 1992, by and among the Company, Philip R.
                               Thomas and EDS (filed as Exhibit 10.11 to the Company's 1993 Form
                               S-1 (File No. 33-64492) and incorporated herein by reference).              ___

                   10.5        Employment Agreement between the Company and Alex W. Young (filed           ___
                               as Exhibit 10.13 to the Company's Annual Report on Form 10-K for
                               the year ended December 31, 1993 (the "1993 Form 10-K") and
                               incorporated herein by reference).                                          ___

                   10.6        Amendment to Employment Agreement between the Company and Alex W.           ___
                               Young (filed as Exhibit 10.13 to the Company's 1993 Form 10-K and
                               incorporated herein by reference).                                          ___

                    EXHIBIT                                                                            SEQUENTIAL
                     NUMBER                                DESCRIPTION                                 PAGE NUMBER
                     ------                                -----------                                 -----------
                   10.7        Employment Agreement between the Company and Leland L. Grubb, Jr.
                               (filed as Exhibit 10.7 to the Company's 1996 Form 10-K and
                               Incorporated herein by reference).                                          ___

                   10.8        Amended and Restated 1988 Stock Option Plan  (filed as Exhibit
                               10.14 to the Company's 1993 Form S-1 (File No. 33-64492) and
                               incorporated herein by reference).                                          ___

                   10.9        Amended and Restated 1992 Stock Option Plan. (Filed as Exhibit
                               10.8 to the Company's 1993 Form S-1 (File No. 33-64492) and
                               incorporated herein by reference).                                           ___
                   10.10       401(k) Plan  (filed as Exhibit 10.16 to the Company's 1993 Form S-
                               1 (File No.  33-64492) and incorporated herein by reference).               ___

                   10.11       Form of Indemnification Agreement (filed as Exhibit 10.18 to the
                               Company's 1993 Form S-1 (File No. 33-64492) and incorporated
                               herein by reference).                                                       ___

                   10.12       First Amended and Restated Revolving Credit Loan Agreement dated
                               December 4, 1996 between Comerica Bank-Texas and the Company (filed         ___
                               as Exhibit 10.12 to the Company's 1996 Form 10-k and incorporated herein by reference).

                   10.13       Supplemental Registration Rights Agreement dated April 5, 1993 among the Company, Allen & Company Incorporated, EDS and Philip R.
                               Thomas, individually and acting in a representative capacity
                               (filed as Exhibit 10.22 to the Company's 1993 Form S-1 (File No.
                               33-64492) and incorporated herein by reference).                            ___

                   10.14       Commercial lease dated December 31, 1991 between Philip R. Thomas and Wayne Heirtzler Thomas, as owners, and the Company, as lessee
                               (filed as Exhibit 10.31 to the Company's 1993 Form S-1 (File No.
                               33-64492) and incorporated herein by reference).                            ___

                   10.15       Amendment No. 1 to Commercial Lease between Philip R. Thomas and
                               Wayne Heirtzler Thomas, as owners, and the Company, as lessee, dated February 8, 1992 (filed as Exhibit 10.32 to the Company's
                               1993 Form S-1 (File No. 33-64492) and incorporated herein by                ___
                               reference).

                   10.16       Amendment No. 2 to Commercial Lease between Philip R. Thomas and
                               Wayne Heirtzler Thomas, as owners, and the Company, as lessee, dated February 1, 1993 (filed as Exhibit 10.33 to the Company's
                               1993 Form S-1 (File No. 33-64492) and incorporated herein by
                               reference).                                                                 ___

                   10.17       Amendment No. 3 to Commercial Lease between Philip R. Thomas and
                               Wayne Heirtzler Thomas, as owners, and the Company, as lessee
                               (filed as Exhibit 10.34 to the Company's 1993 Form S-1 (File No.
                               33-64492) and incorporated herein by reference).                            ___

                   10.18       Registration Rights Agreement, dated as of August 18, 1993, between the Company and Philip R. Thomas (filed as Exhibit 10.37 to the Company's 1993 Form S-1 (File No. 33-64492) and
                               incorporated herein by reference).                                          ___

                  *10.19       Non-Employee Director Retainer Fee Plan.                                    ___

-------------

                    EXHIBIT                                                                            SEQUENTIAL
                     NUMBER                                DESCRIPTION                                 PAGE NUMBER
                     ------                                -----------                                 -----------
                   10.20       Commercial Lease dated February 8, 1994 between Philip R. Thomas and Wayne Heirtzler Thomas, as owners, and the Company, as lessee
                               (filed as Exhibit 10.41 to the Company's registration statement on
                               Form S-1 (File No. 33-79418) and incorporated herein by                     ___
                               reference).

                 * 10.21       Employment agreement dated July 14, 1997 between the Company and            ___
                               James E. Dykes.

                 * 10.22       1997 Stock Option Plan dated April 3, 1997.                                 ___

                 * 10.23       Deferred Compensation Plan.                                                 ___

                 * 10.24       Computer Lease Agreement with Comerica Leasing Corporation.                 ___

                 * 10.25       Employment agreement dated effective January 2, 1998 and executed
                               March 6, 1998, as amended effective March 31, 1998 between the
                               Company and Philip R. Thomas.                                               ___

                 * 13          1997 Annual Report to Stockholders.                                         ___

                 * 21          Subsidiaries of the Company.                                                ___

                 * 23          Consent of BDO Seidman, LLP.                                                ___

                   24          Power of Attorney (set forth on the signature page of this Form
                               10-K).                                                                      ___

                 * 27          Financial Data Schedule

                 * 27.396     Restated Financial Data Schedule for the three months ended March
                              31, 1996

                 * 27.696     Restated Financial Data Schedule for the three months ended June
                              30, 1996

                 * 27.996     Restated Financial Data Schedule for the three months ended September
                              30, 1996

                 * 27.1296    Restated Financial Data Schedule for the three months ended December
                              31, 1996

                 * 27.397     Restated Financial Data Schedule for the three months ended March
                              31, 1997

                 * 27.697     Restated Financial Data Schedule for the three months ended June
                              30, 1997

                 * 27.997     Restated Financial Data Schedule for the three months ended September
                              30, 1997

                 ----------------
                 * Filed herewith.

(b)      Reports on Form 8-K.

         Current Report on Form 8-K filed February 24, 1998

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, State of Texas, on March 30, 1998.

                                       THOMAS GROUP, INC.

                                       By: /s/ PHILIP R. THOMAS
                                          ------------------------------------
                                          Philip R. Thomas
                                          Chairman of the Board and
                                          Chief Executive Officer



                               POWER OF ATTORNEY


         Each individual whose signature appears below constitutes and appoints Philip R. Thomas and J. Thomas Williams, and each of them, such person's true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for such person and in such person's name, place, and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

     SIGNATURE                                     CAPACITY                                                 DATE
     ---------                                     --------                                                 ----

/s/ PHILIP R. THOMAS
------------------------
Philip R. Thomas                Director, Chairman of the Board and Chief Executive Officer             March 31, 1998
                                                                                                        --------------

/s/ J. THOMAS WILLIAMS
------------------------
J. Thomas Williams              President and Chief Operating Officer                                   March 31, 1998
                                                                                                        --------------

/s/ JAMES E. DYKES
------------------------
James E. Dykes                  Executive Vice President of Corporate Development                       March 31, 1998
                                and Director                                                            --------------

/s/ LELAND L. GRUBB, JR.
------------------------
Leland L. Grubb, Jr.            Vice President, Chief Financial Officer and Treasurer                   March 31, 1998
                                (Principal Financial and Accounting Officer)                            --------------

/s/ ALEXANDER W. YOUNG
------------------------
Alexander W. Young              Vice President, President of Utilities Business Unit                    March 31, 1998
                                and Director                                                            --------------

/s/ JOHN T. CHAIN, JR.
------------------------
John T. Chain, Jr.              Director                                                                March 31, 1998
                                                                                                        --------------
/s/ RICHARD A. FREYTAG
------------------------
Richard A. Freytag              Director                                                                March 31, 1998
                                                                                                        --------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Thomas Group, Inc.
Irving, Texas

The audits referred to in our report dated March 10, 1998 relating to the consolidated financial statements of Thomas Group, Inc., which is incorporated in Item 8 of the Form 10-K by reference to the annual report to stockholders for the year ended December 31, 1997 included the audits of the financial statement schedule listed under Item 14 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.





                                             BDO SEIDMAN, LLP

Dallas, Texas
March 10, 1998

                               THOMAS GROUP, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                     BALANCE AT        ADDITIONS                   BALANCE AT
                                                      BEGINNING         CHARGED                      END OF
DESCRIPTION                                            OF YEAR        TO EXPENSES   DEDUCTIONS        YEAR
----------------------------------------------------------------   --------------- ------------   ------------
                                                                             (IN THOUSANDS)
December 31, 1995
  Allowance for doubtful accounts   . . . . . . .      $   890         $  245       $   890          $   245
  Allowance for doubtful accounts, long term  . .      $ 1,500         $   --       $ 1,118          $   382

December 31, 1996
  Allowance for doubtful accounts   . . . . . . .      $   245         $  215       $   154          $   306
  Allowance for doubtful accounts, long term  . .      $   382         $  182       $    --          $   564

December 31, 1997
  Allowance for doubtful accounts                      $   306         $  231       $   196          $   341
  Allowance for doubtful accounts, long term           $   564         $   --       $   564          $   --

                                EXHIBIT INDEX

                    EXHIBIT                                                                            SEQUENTIAL
                     NUMBER                                DESCRIPTION                                 PAGE NUMBER
                     ------                                -----------                                 -----------
                    3.1        Amended and Restated Certificate of Incorporation of the Company
                               filed August 13, 1993, with the State of Delaware Office of the
                               Secretary of State (filed as Exhibit 3.1 to the Company's Annual
                               Report on Form 10-K for the year ended December 31, 1994
                               and incorporated herein by reference).                                      ___

                    3.2        Amended and Restated By-Laws (filed as Exhibit 3.5 to the
                               Company's 1993 Form S-1 (File No. 33-64492) and incorporated
                               herein by reference).                                                       ___

                    4.1        Specimen Certificate evidencing Common Stock (filed as Exhibit 4.1 to the Company's 1993 Form S-1 (File No. 33-64492) and
                               incorporated herein by reference).                                          ___

                    4.2        Form of Warrant Issued by the Company to the Representative (filed as Exhibit 4.2 to the Company's 1993 Form S-1 (File No. 33-64492)
                               and incorporated herein by reference).                                      ___

                   *4.3        Stonegate Securities letter agreement.                                      ___

                   10.1        Registration Rights Agreement dated February 23, 1990, among the
                               Company, EDS, Philip R. Thomas, individually and acting in a representative capacity (filed as Exhibit 10.7 to the Company's
                               1993 Form S-1 (File No. 33-64492) and incorporated herein by                ___
                               reference).

                   10.2        Agreement dated July 14, 1992, by and among the Company, Philip R.
                               Thomas and EDS (filed as Exhibit 10.11 to the Company's 1993 Form
                               S-1 (File No. 33-64492) and incorporated herein by reference).              ___

                   10.5        Employment Agreement between the Company and Alex W. Young (filed           ___
                               as Exhibit 10.13 to the Company's Annual Report on Form 10-K for
                               the year ended December 31, 1993 (the "1993 Form 10-K") and
                               incorporated herein by reference).                                          ___

                   10.6        Amendment to Employment Agreement between the Company and Alex W.           ___
                               Young (filed as Exhibit 10.13 to the Company's 1993 Form 10-K and
                               incorporated herein by reference).                                          ___

                    EXHIBIT                                                                            SEQUENTIAL
                     NUMBER                                DESCRIPTION                                 PAGE NUMBER
                     ------                                -----------                                 -----------
                   10.7        Employment Agreement between the Company and Leland L. Grubb, Jr.
                               (filed as Exhibit 10.7 to the Company's 1996 Form 10-K and
                               Incorporated herein by reference).                                          ___

                   10.8        Amended and Restated 1988 Stock Option Plan  (filed as Exhibit
                               10.14 to the Company's 1993 Form S-1 (File No. 33-64492) and
                               incorporated herein by reference).                                          ___

                   10.9        Amended and Restated 1992 Stock Option Plan. (Filed as Exhibit
                               10.8 to the Company's 1993 Form S-1 (File No. 33-64492) and
                               incorporated herein by reference).                                           ___
                   10.10       401(k) Plan  (filed as Exhibit 10.16 to the Company's 1993 Form S-
                               1 (File No.  33-64492) and incorporated herein by reference).               ___

                   10.11       Form of Indemnification Agreement (filed as Exhibit 10.18 to the
                               Company's 1993 Form S-1 (File No. 33-64492) and incorporated
                               herein by reference).                                                       ___

                   10.12       First Amended and Restated Revolving Credit Loan Agreement dated
                               December 4, 1996 between Comerica Bank-Texas and the Company (filed         ___
                               as Exhibit 10.12 to the Company's 1996 Form 10-k and incorporated herein by reference).

                   10.13       Supplemental Registration Rights Agreement dated April 5, 1993 among the Company, Allen & Company Incorporated, EDS and Philip R.
                               Thomas, individually and acting in a representative capacity
                               (filed as Exhibit 10.22 to the Company's 1993 Form S-1 (File No.
                               33-64492) and incorporated herein by reference).                            ___

                   10.14       Commercial lease dated December 31, 1991 between Philip R. Thomas and Wayne Heirtzler Thomas, as owners, and the Company, as lessee
                               (filed as Exhibit 10.31 to the Company's 1993 Form S-1 (File No.
                               33-64492) and incorporated herein by reference).                            ___

                   10.15       Amendment No. 1 to Commercial Lease between Philip R. Thomas and
                               Wayne Heirtzler Thomas, as owners, and the Company, as lessee, dated February 8, 1992 (filed as Exhibit 10.32 to the Company's
                               1993 Form S-1 (File No. 33-64492) and incorporated herein by                ___
                               reference).

                   10.16       Amendment No. 2 to Commercial Lease between Philip R. Thomas and
                               Wayne Heirtzler Thomas, as owners, and the Company, as lessee, dated February 1, 1993 (filed as Exhibit 10.33 to the Company's
                               1993 Form S-1 (File No. 33-64492) and incorporated herein by
                               reference).                                                                 ___

                   10.17       Amendment No. 3 to Commercial Lease between Philip R. Thomas and
                               Wayne Heirtzler Thomas, as owners, and the Company, as lessee
                               (filed as Exhibit 10.34 to the Company's 1993 Form S-1 (File No.
                               33-64492) and incorporated herein by reference).                            ___

                   10.18       Registration Rights Agreement, dated as of August 18, 1993, between the Company and Philip R. Thomas (filed as Exhibit 10.37 to the Company's 1993 Form S-1 (File No. 33-64492) and
                               incorporated herein by reference).                                          ___

                  *10.19       Non-Employee Director Retainer Fee Plan.                                    ___

-------------

                    EXHIBIT                                                                            SEQUENTIAL
                     NUMBER                                DESCRIPTION                                 PAGE NUMBER
                     ------                                -----------                                 -----------
                   10.20       Commercial Lease dated February 8, 1994 between Philip R. Thomas and Wayne Heirtzler Thomas, as owners, and the Company, as lessee
                               (filed as Exhibit 10.41 to the Company's registration statement on
                               Form S-1 (File No. 33-79418) and incorporated herein by                     ___
                               reference).

                 * 10.21       Employment agreement dated July 14, 1997 between the Company and            ___
                               James E. Dykes.

                 * 10.22       1997 Stock Option Plan dated April 3, 1997.                                 ___

                 * 10.23       Deferred Compensation Plan.                                                 ___

                 * 10.24       Computer Lease Agreement with Comerica Leasing Corporation.                 ___

                 * 10.25       Employment agreement dated effective January 2, 1998 and executed
                               March 6, 1998, as amended effective March 31, 1998 between the
                               Company and Philip R. Thomas.                                               ___

                 * 13          1997 Annual Report to Stockholders.                                         ___

                 * 21          Subsidiaries of the Company.                                                ___

                 * 23          Consent of BDO Seidman, LLP.                                                ___

                   24          Power of Attorney (set forth on the signature page of this Form
                               10-K).                                                                      ___

                 * 27          Financial Data Schedule

                 * 27.396     Restated Financial Data Schedule for the three months ended March
                              31, 1996

                 * 27.696     Restated Financial Data Schedule for the three months ended June
                              30, 1996

                 * 27.996     Restated Financial Data Schedule for the three months ended September
                              30, 1996

                 * 27.1296    Restated Financial Data Schedule for the three months ended December
                              31, 1996

                 * 27.397     Restated Financial Data Schedule for the three months ended March
                              31, 1997

                 * 27.697     Restated Financial Data Schedule for the three months ended June
                              30, 1997

                 * 27.997     Restated Financial Data Schedule for the three months ended September
                              30, 1997

                 ----------------
                 * Filed herewith.