Form 10-Q
period 1998-03-31
THOMAS GROUP INC
filed 1998-05-20
CIK 900017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-Q

                                   -----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

         As of April 30, 1998 the following number of shares of the registrant's stock were outstanding:

          Common Stock                                  4,707,724
          Class B Common Stock                            164,174
                                                   --------------
               Total                                    4,871,898
                                                   ==============

                               THOMAS GROUP, INC.

PART I - FINANCIAL INFORMATION
                                                                                                                        PAGE NO.
Item 1 -   Financial Statements
           Consolidated Balance Sheets, March 31, 1998 and December 31, 1997..........................................      3
           Consolidated Statements of Operations for the Three Months Ended March 31, 1998 and 1997...................      4
           Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997...................      5
           Notes to Consolidated Financial Statements.................................................................      6
Item 2 -   Management's Discussion and Analysis of Financial Condition and Results of Operations......................      9


PART II - OTHER INFORMATION

Item 6 -   Exhibits and Reports on Form 8-K...........................................................................     12

ITEM I - FINANCIAL STATEMENTS


                               THOMAS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                MARCH 31,    DECEMBER 31,
                                             ASSETS                               1998          1997
                                                                                --------      --------
Current Assets
   Cash and cash equivalents ..............................................     $  2,098      $ 11,254
   Trade accounts receivable, net of allowances of $460 and $341 ..........       12,143        10,278
   Unbilled receivables ...................................................        1,502         2,083
   Accounts and notes receivable - affiliates .............................           --         2,274
   Other assets ...........................................................        1,759         1,545
                                                                                --------      --------
      Total Current Assets ................................................       17,502        27,434
Property and Equipment, net ...............................................        7,826         8,326
Capitalized Software Development Costs, net ...............................          662           888
Other Assets ..............................................................        8,297         7,738
                                                                                --------      --------
                                                                                $ 34,287      $ 44,386
                                                                                ========      ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued liabilities ...............................     $  4,070      $  4,716
   Income taxes payable ...................................................          721         1,356
   Advance payments .......................................................          451           320
   Current maturities of long-term obligations ............................          449           304
                                                                                --------      --------
      Total Current Liabilities ...........................................        5,691         6,696
Long-Term Obligations .....................................................        4,780         2,982
                                                                                --------      --------
      Total Liabilities ...................................................       10,471         9,678
                                                                                --------      --------

Commitments and Contingencies

Stockholders' Equity
   Common Stock, $.01 par value; 12,500,000 shares authorized;
      6,295,444 and 6,282,391 shares issued and outstanding ...............           63            63
   Class B Common Stock, $.01 par value; 1,200,000 shares authorized;
      164,174 and 176,594 shares issued and outstanding ...................            2             2
   Additional paid-in capital .............................................       21,722        21,597
   Retained earnings ......................................................       17,657        17,996
    Accumulated other comprehensive income ................................         (605)         (531)
   Advances to stockholder for treasury stock purchase ....................      (10,604)           --
   Treasury stock, 312,391 shares of Common, at cost ......................       (4,419)       (4,419)
                                                                                --------      --------
      Total Stockholders' Equity ..........................................       23,816        34,708
                                                                                --------      --------
                                                                                $ 34,287      $ 44,386
                                                                                ========      ========

          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                            ----------------------------
                                                               1998             1997
                                                            -----------      -----------
  Revenues ............................................     $    16,729      $    16,849
      Cost of Sales ...................................          11,135           10,894
                                                            -----------      -----------
  Gross Profit ........................................           5,594            5,955
       Selling, General and Administrative ............           6,186            4,943
                                                            -----------      -----------
  Operating Income.....................................            (592)           1,012
       Interest Income, Net ...........................              29                8
                                                            -----------      -----------
  Income (loss) before income taxes ...................            (563)           1,020
       Income Tax expense (benefit) ...................            (225)             408
                                                            -----------      -----------
  Net income (loss) ...................................     $      (338)     $       612
                                                            ===========      ===========

  Earnings (loss) per common share:
  Basic ...............................................     $     (0.05)     $      0.10
  Diluted .............................................              --      $      0.10

  Weighted average shares:
  Basic ...............................................       6,151,540        6,079,267
  Diluted .............................................              --        6,220,488



          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                                          THREE MONTHS ENDED
                                                                                                               MARCH 31,
                                                                                                        ----------------------
                                                                                                          1998          1997
                                                                                                        --------      --------
Cash Flows From Operating Activities
    Net income (loss) .............................................................................     $   (338)     $    612
          Adjustments to reconcile net income (loss) to net cash used in operating activities
              Depreciation and amortization .......................................................          853           843
              Allowance for doubtful accounts .....................................................          119            --
              (Gain) loss on disposal of property .................................................           34           (35)
              Other ...............................................................................           73            73
              Deferred taxes ......................................................................         (214)          (13)
              Change in operating assets and liabilities
                   (Increase) decrease in trade accounts receivable ...............................       (2,034)       (3,108)
                   (Increase) decrease in unbilled receivables ....................................          581            --
                   (Increase) decrease in other assets ............................................         (581)        1,546
                   Increase (decrease) in accounts payable and accrued liabilities ................         (524)         (560)
                   Increase (decrease) in advance payments ........................................          124           (24)
                   Increase (decrease) in income taxes payable ....................................         (625)          231
                                                                                                        --------      --------
                        Net Cash Used In Operating Activities .....................................       (2,532)         (435)

Cash Flows From Investing Activities
    Capital expenditures ..........................................................................          (69)         (141)
    Capitalization of software development costs ..................................................           --          (444)
    Additional Goodwill - purchase price adjustment ...............................................           --          (200)
                                                                                                        --------      --------
                        Net Cash Used In Investing Activities .....................................          (69)         (785)

Cash Flows From Financing Activities
    Advances to stockholder for treasury stock purchase ...........................................      (10,604)           --
    Proceeds from exercise of stock options .......................................................           50            57
    Other long-term obligations ...................................................................           64            10
    Advances - line of credit .....................................................................        8,850         2,200
    Repayment - line of credit ....................................................................       (7,095)       (2,200)
    Net repayments from (advances to) affiliates ..................................................        2,274          (651)
                                                                                                        --------      --------
                        Net Cash Used In Financing Activities .....................................       (6,461)         (584)

Effect of Exchange Rate Changes on Cash ...........................................................          (94)         (144)
                                                                                                        --------      --------
Net decrease in Cash and Cash Equivalents .........................................................       (9,156)       (1,948)
    Cash and Cash Equivalents:
          Beginning of period .....................................................................       11,254         5,711
                                                                                                        --------      --------
          End of period ...........................................................................     $  2,098      $  3,763
                                                                                                        ========      ========


          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     1. The unaudited financial statements of Thomas Group, Inc. (the "Company") include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1997 Annual Report to Stockholders. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results of operations for the entire year ending December 31, 1998.

     2. Earnings Per Share - Basic earnings per share is based on the weighted average shares outstanding without regard for common stock equivalents such as options and warrants. Diluted earnings per share includes the effect of common stock equivalents. Earnings per share for the quarter ended March 31, 1997 have been restated to reflect the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                                                    THREE MONTHS ENDED MARCH 31, 1998
                                                                                    ---------------------------------
                                                                                Income             Shares         Per-Share
                                                                              (Numerator)       (Denominator)       Amount
                                                                             -----------------------------------------------
BASIC EPS
      Income available to common stockholders                                $    (338,000)        6,151,540        $ (0.05)
                                                                             =============      ============      =========

Due to the net loss incurred in the first quarter of 1998, diluted earnings per share and diluted weighted average shares are not presented. Exercise of options and warrants would result in antidilutive adjustments to basic earnings per share and basic weighted average shares.

                                                                                    THREE MONTHS ENDED MARCH 31, 1997
                                                                                    ---------------------------------
                                                                                   Income         Shares          Per-Share
                                                                                (Numerator)    (Denominator)        Amount
                                                                               ------------  ---------------      ---------
BASIC EPS
      Income available to common stockholders                                     $ 612,000        6,079,267       $   0.10
                                                                                                                   ========

EFFECT OF DILUTIVE SECURITIES
      Common stock options                                                               --          141,221
                                                                                  ---------        ---------

DILUTED EPS
      Income available to common stockholders
      plus assumed conversions                                                    $ 612,000        6,220,488       $   0.10
                                                                                  =========        =========       ========

     3. Significant Clients - The Company recorded revenue in the amount of $2.9 million, or 17.3% of total revenues, from one client during the three month period ended March 31, 1998.

                               THOMAS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     4. Summary of Significant Accounting Policies

     Recent Accounting Standards - In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income. Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive income, derived from foreign currency translation and including net income, totaled a comprehensive loss of $0.4 million for the first quarter of 1998 and comprehensive income of $0.3 million for the first quarter of 1997. Certain balance sheet items have been reclassified to conform with the current presentation.

     5. Related Party Transactions - In February 1998, the Company agreed to purchase from the then current chairman and chief executive officer, outstanding common stock of the Company worth $10.6 million. The number of shares purchased in the transaction was to be determined based on a discounted average stock price for the period from January 25, 1998 through April 24, 1998. The value of these shares is recorded as advances to stockholder for treasury stock purchase on the consolidated balance sheet as of March 31, 1998. At the close of the market on April 24, 1998 the number of shares to be purchased was determined to be 1.3 million shares.

     6. Revolving Credit Agreement - The Company maintains a $20 million revolving credit agreement with Comerica bank. This agreement expires in December 2003 and includes a call option in December 2001. Additionally, terms of the agreement provide for a $1 million per quarter reduction in any outstanding balances after the first two years. Loans under this agreement bear interest at the prime rate or other similar interest options. At March 31, 1998, and May 7, 1998, the balances due on the agreement were $1.8 million and $4.9 million, respectively. There was no balance for the comparable period of 1997. During the first quarter of 1998, the average daily balance outstanding under the credit line was $0.9 million and total interest paid, at an annual rate of 8.5%, was less than $0.1 million.

     7. Segment Data - Information regarding the Company's two business segments follows:

                                             BUSINESS
                                            IMPROVEMENT INFORMATION
                                             SERVICES   TECHNOLOGIES    CORPORATE       TOTAL
                                           ---------------------------------------------------
THREE MONTHS ENDED MARCH 31, 1998
Sales to unaffiliated clients                $ 15,646     $  1,083                    $ 16,729
Operating income (loss)                      $  4,039     $ (1,237)     $ (3,394)     $   (592)

THREE MONTHS ENDED MARCH 31, 1997
Sales to unaffiliated clients                $ 15,448     $  1,401                    $ 16,849
Operating income (loss)                      $  4,989     $ (1,105)     $ (2,872)     $  1,012

                               THOMAS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     8. Supplemental Disclosure of Cash Flow Information

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                             ------------------
                                              1998       1997
                                             ------     ------
Interest paid ..........................         42     $   21
Income tax refund ......................         --      1,800
Income taxes paid ......................        950        302

     9. Subsequent Events - In May 1998, management announced the retirement of the Chairman and Chief Executive Officer, Philip R. Thomas, election of the new Chief Executive Officer, J. Thomas Williams, and election of General John
T. Chain, Jr. as Chairman of the Board of Directors. Thereafter, management announced a realignment of its corporate structure to refocus efforts on its core business. The pretax financial statement impact of the realignment, to be recorded in the second quarter of 1998, will include disposition of the Thomas Group Information Technologies segment estimated at approximately $4.0 million, write down of facilities deemed unnecessary as a result of the realignment of approximately $6.0 million, personnel reduction costs of approximately $3.0 million, and other provisions of approximately $1.0 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Thomas Group, Inc. (the "Company") derives the majority of its revenues from monthly fixed and incentive (performance-oriented) fees for the implementation of Total Cycle Time(R) programs. Performance-oriented fees are tied to improvements in a variety of client performance measures typically involving response time, asset utilization, productivity, and profitability.

The following table sets forth the percentages which items in the statement of operations bear to revenues.

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                       ---------------------------
                                                          1998             1997
                                                       ----------       ----------
Revenues .........................................          100.0%           100.0%
     Cost of Sales ...............................           66.6%            64.7%
                                                       ----------       ----------
Gross Profit .....................................           33.4%            35.3%
     Selling, General and Administrative .........           36.9%            29.3%
                                                       ----------       ----------
Operating Income .................................           (3.5%)            6.0%
     Interest Income, Net ........................             .2%              --
                                                       ----------       ----------
Income Before Income Taxes .......................           (3.3%)            6.0%
     Income Taxes ................................           (1.3%)            2.4%
                                                       ----------       ----------
Net income (loss) ................................           (2.0%)            3.6%
                                                       ==========       ==========

The following table sets forth the Company's revenues by geographic and industry segment:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                             1998        1997
                                                            -------     -------
Business Improvement Programs
   United States                                            $10,655     $11,673
   Europe                                                     4,113       3,229
   Asia/Pacific                                                 878         546
                                                            -------     -------
Total Business Improvement Programs                          15,646      15,448
Software Solutions                                            1,083       1,401
                                                            -------     -------
Total Revenue                                               $16,729     $16,849
                                                            =======     =======

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

REVENUE - Revenue decreased less than 1.0% in the first quarter of 1998 over the first quarter of 1997. Business Improvement Program revenue increased 1.0% over the first quarter of 1997. This increase consisted of a $0.6 million (3.0%) increase in fixed fee revenue and a $0.4 million (2.4%) decrease in incentive revenue. Fixed fee and incentive revenues represent 77.9% and 22.1%, respectively, of Business Improvement Program revenue in the first quarter of 1998 and 75.0% and 25.0%, respectively, of Business Improvement Program revenue in the first quarter of 1997.

The United States component of Business Improvement Program revenue decreased 8.7%, primarily as a result of cancellations of two contracts in the fourth quarter of 1997. European Business Improvement Program revenue increased 27.4% due to the addition of a significant contract in Sweden. Asia/Pacific revenue increased 60.8% for the comparable quarters as a result of new business being added to the geographical segment in the third quarter of

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1997. Due to economic conditions in the region, management does not anticipate first quarter comparable growth in the Asia/Pacific region to be representative of that which will be attained in subsequent quarters.

Revenue from Information Technologies decreased 22.7% in the first quarter of 1998 as compared to the first quarter of 1997 primarily as a result of decreased interactive business and decreased closing of software license contracts.

GROSS PROFIT - Gross profit was 33.4% of revenues in the first quarter of 1998 compared to 35.3% of revenues in the first quarter of 1997. Business Improvement Program gross profit was 37.8% of revenues in the first quarter of 1998 versus 40.0% of revenues in the first quarter of 1997. This decrease was primarily the result of the hiring of additional Resultants(SM) in 1997 to keep up with growth, combined with contract cancellations which reduced short term revenues.

Information Technologies gross margin was a negative 30.2% of revenues in the first quarter of 1998 and a negative 15.8% of revenues in the first quarter of 1997. This decrease is due primarily to fewer license fee and hardware sales in the first quarter of 1998 as compared to the first quarter of 1997.

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

Selling, general and administrative expense as a percentage of total revenue increased to 36.9% in the first quarter of 1998 from 29.3% in the first quarter of 1997, a $1.2 million quarter to quarter increase. This increase was primarily the result of $0.8 million in costs associated with the departure of three senior level managers in the first quarter of 1998. Additionally, the Company invested $0.2 million in the research and development of new products and increased information technology expenditures by $0.2 million.

OTHER - The Company's effective tax rate was 40% in the first quarter of 1998, equal to the 40% rate in the first quarter of 1997.

RESULTS OF OPERATIONS - Net loss in the first quarter of 1998 was $0.3 million, or $0.05 per share, a decrease of $1.0 million compared to net income of $0.6 million, or $0.10 per share, in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $9.2 million in the first quarter of 1998 compared to a $1.9 million decrease in the first quarter of 1997. The major components of these changes are discussed below:

CASH FLOWS FROM OPERATING ACTIVITIES - Operating activities used cash of $2.5 million in the first quarter of 1998 compared to using cash of $0.4 million in the first quarter of 1997. Accounts receivable balances more than 30 days past due were $1.8 million at March 31, 1998, compared to $1.4 million at December 31, 1997 and $0.8 million at March 31, 1997. Days sales outstanding deteriorated slightly from 41 days at December 31, 1997 to 49 days at March 31, 1998.

CASH FLOWS FROM FINANCING ACTIVITIES - Cash flows used in financing activities in the first quarter of 1998 were primarily for the purchase of outstanding stock of the Company from the chief executive officer of the Company.

In February 1998, the Company entered into a stock purchase agreement with Mr. Philip R. Thomas, former Chairman and Chief Executive Officer to repurchase shares of common stock of the Company for $8.2 million in cash and

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

satisfaction of a $2.3 million debt to the Company. The value of these shares is recorded as advances to stockholder for treasury stock purchase on the consolidated balance sheet as of March 31, 1998. At the close of the market on April 24, 1998 the number of shares to be purchased was determined to be 1.3 million shares.

The Company maintains a $20 million revolving credit agreement with Comerica bank. This agreement expires in December 2003 and includes a call option in December 2001. Additionally, terms of the agreement provide for a $1 million per quarter reduction in any outstanding balances after the first two years. Loans under this agreement bear interest at the prime rate or other similar interest options. At March 31, 1998, and May 7, 1998, the balances due on the agreement were $1.8 million and $4.9 million, respectively. There was no balance for the comparable period of 1997. During the first quarter of 1998, the average daily balance outstanding under the credit line was $0.9 million and total interest paid, at an annual rate of 8.5%, was less than $0.1 million.

FINANCIAL CONDITION - The Company believes that its financial condition remains strong and that it has the financial resources necessary to meet its needs. Cash provided by operating activities and the Company's credit facility should be sufficient to meet short and long-term operational needs.

SUBSEQUENT EVENTS - In May 1998, management announced the retirement of the Chairman and Chief Executive Officer, Philip R. Thomas, election of the new Chief Executive Officer, J. Thomas Williams, and election of General John T. Chain, Jr. as Chairman of the Board of Directors. Thereafter, management announced a realignment of its corporate structure to refocus efforts on its core business. The pretax financial statement impact of the realignment, to be recorded in the second quarter of 1998, will include disposition of the Thomas Group Information Technologies segment estimated at approximately $4.0 million, write down of facilities deemed unnecessary as a result of the realignment of approximately $6.0 million, personnel provisions of approximately $3.0 million, and other provisions of approximately $1.0 million.

                               THOMAS GROUP, INC.

PART II - OTHER INFORMATION

                                                                                     SEQUENTIAL
                                                                                      PAGE NO.
Item 6 -  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Reports on Form 8-K for the Quarter Ending March 31, 1998 - None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THOMAS GROUP, INC.
                               ------------------
                                   Registrant

May 20, 1998                         /s/ J. Thomas Williams
------------                         ----------------------
   Date                                J. Thomas Williams
                                     Chief Executive Officer



May 20, 1998                           /s/ Leland L. Grubb, Jr.
------------                           ------------------------
   Date                                  Leland L. Grubb, Jr.
                           Vice President, Chief Financial Officer and
                        Treasurer (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------
27                    Financial Data Schedule