Form 10-Q
period 1998-06-30
THOMAS GROUP INC
filed 1998-08-17
CIK 900017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22010

                                   -----------

                               THOMAS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                         DELAWARE                                                       72-0843540
 (State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

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

         As of July 31, 1998 the following number of shares of the registrant's stock were outstanding:

          Common Stock                                                                                     4,841,977
          Class B Common Stock                                                                                23,345
                                                                                                           ---------
               Total                                                                                       4,865,322
                                                                                                           =========

                               THOMAS GROUP, INC.

PART I - FINANCIAL INFORMATION
                                                                                                                        PAGE NO.
Item 1 -   Financial Statements
         Consolidated Balance Sheets, June 30, 1998 and December 31, 1997.............................................      3
         Consolidated Statements of Operations for the Three Months and Six Months Ended
             June 30, 1998 and 1997...................................................................................      4
         Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997........................      5
         Notes to Consolidated Financial Statements...................................................................      7
Item 2 -   Management's Discussion and Analysis of Financial Condition and Results of Operations......................     11



PART II - OTHER INFORMATION

Item 6 -   Exhibits and Reports on Form 8-K...........................................................................     15

ITEM I - FINANCIAL STATEMENTS

                               THOMAS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                          JUNE 30,     DECEMBER 31,
                                            ASSETS                          1998          1997
                                                                          --------     ------------
Current Assets
   Cash and cash equivalents ...........................................  $  2,350      $ 11,254
   Trade accounts receivable, net of allowances of $350 and $341 .......    13,495        10,278
   Unbilled receivables ................................................     1,138         2,083
   Accounts and notes receivable - affiliates ..........................        --         2,274
   Other assets ........................................................     1,371         1,545
                                                                          --------      --------
      Total Current Assets .............................................    18,354        27,434
Property and Equipment, net ............................................     3,797         8,326
Capitalized Software Development Costs, net ............................        --           888
Deferred Tax Asset .....................................................     6,036           400
Other Assets ...........................................................     4,616         7,338
                                                                          --------      --------
                                                                          $ 32,803      $ 44,386
                                                                          ========      ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued liabilities ............................  $  9,217      $  4,716
   Income taxes payable ................................................       580         1,356
   Advance payments ....................................................       382           320
     Current maturities of long-term obligation ........................       386           304
                                                                          --------      --------
      Total Current Liabilities ........................................    10,565         6,696
Long-Term Obligations ..................................................     5,981         2,982
                                                                          --------      --------
      Total Liabilities ................................................    16,546         9,678
                                                                          --------      --------

Commitments and Contingencies

Stockholders' Equity
   Common Stock, $.01 par value; 25,000,000 shares authorized;
      6,339,797 and 6,282,391 shares issued and outstanding ............        63            63
   Class B Common Stock, $.01 par value; 1,200,000 shares authorized;
      164,174 and 176,594 shares issued and outstanding ................         2             2
   Additional paid-in capital ..........................................    22,194        21,597
   Retained earnings ...................................................     9,672        17,996
   Accumulated other comprehensive income ..............................      (650)         (531)
   Treasury stock, 1,590,018 and 312,391 shares of Common, at cost .....   (15,024)       (4,419)
                                                                          --------      --------
      Total Stockholders' Equity .......................................    16,257        34,708
                                                                          --------      --------
                                                                          $ 32,803      $ 44,386
                                                                          ========      ========


          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             JUNE 30,                           JUNE 30,
                                                   ----------------------------      ----------------------------
                                                      1998             1997             1998             1997
                                                   -----------      -----------      -----------      -----------
Revenues ........................................  $    16,565      $    18,564      $    32,211      $    34,012
      Cost of Sales .............................       10,076           10,383           19,801           19,654
                                                   -----------      -----------      -----------      -----------
Gross Margin ....................................        6,489            8,181           12,410           14,358
      Selling, General and Administrative .......       14,035            4,719           19,311            8,752
                                                   -----------      -----------      -----------      -----------
Operating Income (Loss) .........................       (7,546)           3,462           (6,901)           5,606
Interest Income (Expense), Net ..................          (90)              60              (61)              68
                                                   -----------      -----------      -----------      -----------
Income (Loss)from Continuing Operations Before
      Income Taxes ..............................       (7,636)           3,522           (6,962)           5,674
Income Taxes (Benefit) ..........................       (2,549)           1,408           (2,280)           2,269
                                                   -----------      -----------      -----------      -----------
Income (Loss) from Continuing Operations ........       (5,087)           2,114           (4,682)           3,405
                                                   -----------      -----------      -----------      -----------
Discontinued Operations:
Loss from Operations, net of income tax .........         (250)            (517)            (993)          (1,196)
Estimated (Loss) on disposal, including
      provision for operating losses through
      disposal date, net of income tax ..........       (2,649)              --           (2,649)              --
                                                   -----------      -----------      -----------      -----------
Net Income ......................................  $    (7,986)     $     1,597      $    (8,324)     $     2,209
                                                   ===========      ===========      ===========      ===========


Earnings (Loss) per common share:
Basic:
Income from Continuing Operations ...............  $     (1.01)     $      0.35      $     (0.83)     $      0.56
Discontinued Operations:
  Loss from Operations ..........................        (0.05)           (0.09)           (0.18)           (0.20)
  Estimated Loss on Disposal ....................        (0.53)              --            (0.47)              --
                                                   -----------      -----------      -----------      -----------
Net Income (Loss) ...............................  $     (1.59)     $      0.26      $     (1.48)     $      0.36
                                                   ===========      ===========      ===========      ===========


Diluted:
Income from Continuing Operations ...............           --      $      0.34               --      $      0.54
Discontinued Operations:
  Loss from Operations ..........................           --            (0.08)              --            (0.19)
  Estimated Loss on Disposal ....................           --               --               --               --
                                                   -----------      -----------      -----------      -----------
Net Income (Loss) ...............................           --      $      0.26               --      $      0.35
                                                   ===========      ===========      ===========      ===========

Weighted average shares:
Basic ...........................................    5,031,498        6,080,673        5,634,525        6,080,748

Diluted .........................................           --        6,247,362               --        6,234,530



          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                               ----------------------
                                                                                                 1998          1997
                                                                                               --------      --------
Cash Flows From Operating Activities:
    Net income (loss) from continuing operations ............................................  $ (4,682)     $  3,405
          Adjustments to reconcile net income (loss) to net cash from operating activities
              Depreciation and amortization .................................................     1,070         1,344
              Allowance for doubtful accounts ...............................................         9            --
              Provision for expatriate costs ................................................        --           100
              Provision for write-down of assets ............................................     3,316            --
              Other .........................................................................       146           (29)
              Collection of income tax refund ...............................................        --         1,800
              Gain (loss) on disposal of property ...........................................        36            --
              Deferred taxes ................................................................    (4,266)         (404)
              Change in operating assets and liabilities
                   (Increase) decrease in trade accounts receivable .........................    (3,514)       (4,637)
                   (Increase) decrease in unbilled receivables ..............................       835        (1,265)
                   (Increase) decrease in other assets ......................................     2,216           458
                   Increase (decrease) in accounts payable and accrued liabilities ..........     2,995            43
                   Increase (decrease) in advance payments ..................................         1            --
                   Increase (decrease) in income taxes payable ..............................      (829)          264
                                                                                               --------      --------
                        Net Cash Provided By (Used In) Operating Activities .................    (2,667)        1,079

Cash Flows From Investing Activities:
    Capital expenditures ....................................................................      (402)       (1,436)
    Capitalization of software development costs ............................................        --          (839)
      Other .................................................................................        --           (45)
                                                                                               --------      --------
                        Net Cash Used In Investing Activities ...............................      (402)       (2,320)

Cash Flows From Financing Activities:
    Purchase of treasury stock ..............................................................   (10,605)         (186)
    Proceeds from exercise of stock options .................................................       350           151
    Other long-term obligations .............................................................       (81)           13
    Advances - line of credit ...............................................................    22,589         5,200
    Repayment - line of credit ..............................................................   (19,408)       (4,400)
    Net repayments from (advances to) affiliates ............................................     2,274          (713)
                                                                                               --------      --------
                        Net Cash Provided By (Used In) Financing Activities .................    (4,881)           65




          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                                     SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                  ----------------------
                                                                    1998          1997
                                                                  --------      --------
Effect of Exchange Rate Changes on Cash ........................       (78)         (151)
                                                                  --------      --------
Net cash used in continuing operations .........................    (8,028)       (1,327)
    Discontinued Operations:
          Net cash used in operating activities ................      (868)       (2,138)
          Net cash used in investing activities ................        --          (677)
          Net cash provided by (used in) financing activities ..        (8)          901
                                                                  --------      --------
                   Net Cash (Used In) Discontinued Operations ..      (876)       (1,914)

Net decrease in cash and cash equivalents ......................    (8,904)       (3,241)

    Cash and Cash Equivalents:
          Beginning of period ..................................    11,254         5,711
                                                                  --------      --------
          End of period ........................................  $  2,350      $  2,470
                                                                  ========      ========

         Supplemental Disclosure of Cash Flow Information

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                                 -----------------
                                                                                                  1998       1997
                                                                                                 ------     ------
Interest paid..................................................................................  $  124     $   15
Income taxes paid .............................................................................  $1,965     $1,227







          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         1. The unaudited financial statements of Thomas Group, Inc. (the "Company") include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1997 Annual Report to Stockholders. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results of operations for the entire year ending December 31, 1998.

         2. Discontinued Operations - On May 6, 1998, the Company announced its plan to dispose of its Information Technologies business segment. In connection with this decision, the Company has taken an after tax charge of approximately $2.9 million as the estimated loss on disposal of the segment, including estimated operating losses during the phase-out period and up to the anticipated date of sale of September 30, 1998.

The assets and liabilities of Information Technologies consisted of the following at June 30, 1998 (000's omitted):

Accounts receivable ............................  $ 774
Other ..........................................      5
                                                  -----
  Total assets of Information Technologies .....    779
                                                  -----
Accounts payable and accrued expenses ..........    580
Advance payments ...............................    393
                                                  -----
Total liabilities of Information Technologies ..    973
                                                  -----

  Net assets of Information Technologies .......  $(194)
                                                  =====

The net loss from operations of Information Technologies prior to May 6, 1998 is as follows:

                                      THREE MONTHS ENDED JUNE 30, SIX MONTHS ENDED JUNE 30,
                                      --------------------------  ------------------------
                                         1998         1997         1998         1997
                                        -------      -------      -------      -------
Revenues ..........................     $   957      $ 2,098      $ 2,040      $ 3,526
(Loss) before income taxes ........        (324)        (861)     $(1,562)     $(1,993)
Income tax benefit ................          74          344          569          797
(Loss) from discontinued operations        (250)        (517)     $  (993)     $(1,196)

Other required disclosure is as follows:

                                       THREE MONTHS ENDED JUNE 30, SIX MONTHS ENDED JUNE 30,
                                       --------------------------  ------------------------
                                            1998         1997         1998         1997
                                           -------      -------      -------      -------
Tax benefit from Loss on Disposal ......    $1,304         --         $1,304          --
Provision for estimated losses through
estimated disposal date ................    $1,655         --         $1,655          --

         3. Restructuring Charges - On May 6, 1998, the Company announced its plan to realign its corporate structure, including the write-down of certain facilities and other cost-cutting measures. As a result of these actions, the Company recorded restructuring charges of $9.7 million in the second quarter of 1998. The restructuring charges include approximately $3.0 million for personnel reduction costs.

                               THOMAS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Also included in the restructuring charges are the write-down of leasehold improvements and other costs associated with underutilized and unnecessary facilities, totaling $ 5.9 million, and miscellaneous other charges of approximately $0.8 million.

         4. Earnings Per Share - Basic earnings per share is based on the weighted average shares outstanding without regard for common stock equivalents such as options and warrants. Diluted earnings per share includes the effect of common stock equivalents. Earnings per share for the three and six months ended June 30, 1997 have been restated to reflect the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                 Income (Loss)     Shares     Per Share
                                                  (Numerator)   (Denominator)  Amount
                                                 -------------  ------------- ---------
THREE MONTHS ENDED:
 JUNE 30, 1998
    Basic EPS
      Net Loss .................................  $  (7,986)     5,031,498     $(1.59)
                                                  =========      =========     ======
 JUNE 30, 1997
    Basic EPS
      Income available to common stockholders ..  $   1,597      6,080,673     $ 0.26
    Effect of Dilutive Securities
      Common stock options .....................         --        166,689         --
                                                  ---------      ---------     ------
    Diluted EPS
      Income available to common stockholders
      plus assumed conversions .................  $   1,597      6,247,362     $ 0.26
                                                  =========      =========     ======

SIX MONTHS ENDED:
 JUNE 30, 1998
    Basic EPS
      Net Loss .................................  $  (8,324)     5,634,525     $(1.48)
                                                  =========      =========     ======
 JUNE 30, 1997
    Basic EPS
      Income available to common stockholders ..  $   2,209      6,080,748     $ 0.36
    Effect of Dilutive Securities
      Common stock options .....................         --        153,782     $(0.01)
                                                  ---------      ---------     ------
    Diluted EPS
      Income available to common stockholders
      plus assumed conversions .................  $   2,209      6,234,530     $ 0.35
                                                  =========      =========     ======

Due to the net loss incurred in 1998, diluted earnings per share and diluted weighted average shares are not presented. Exercise of options and warrants would result in antidilutive adjustments to basic earnings per share and basic weighted average shares.

                               THOMAS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         5. Significant Clients - The Company recorded revenue in the amount of $4.4 million, or 26.7% of total revenues, and $7.3 million, or 22.7% of total revenues, from one client during the three and six months ended June 30, 1998, respectively. Revenues from two significant clients totaled $4.8 million, or 26.6% of total revenues, and $8.1 million, or 23.8% of total revenues for the three and six months ended June 30, 1997, respectively.

         6. Summary of Significant Accounting Policies

         Recent Accounting Standards - In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income. Comprehensive income includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders.

                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 JUNE 30,                 JUNE 30,
                                          --------------------      --------------------
                                           1998         1997         1998         1997
Net income                                $(7,986)     $ 1,597      $(8,324)     $ 2,209
Decrease in other comprehensive income        (45)         (79)        (119)        (371)
                                          -------      -------      -------      -------
 Comprehensive income (loss)              $(8,031)     $ 1,518      $(8,443)     $ 1,838
                                          =======      =======      =======      =======

         7. Deferred Taxes - As a result of the restructuring charges and losses from discontinued operations recognized in the second quarter, the Company increased its long-term deferred tax asset from $0.4 million to $6.0 million. The $6.0 million, in addition to a previously recorded $0.8 million current deferred tax asset, will be applied against future tax liabilities resulting from taxable net income. No deferred tax valuation adjustment is deemed necessary as a result of management's evaluation of the likelihood that all of the deferred tax assets will be realized. Management believes that the continuing operations will remain profitable. The Company has no operating loss carryforwards prior to 1998. Unprofitable operations have been discontinued and are being marketed for sale. The Company will continue in future periods to evaluate the realizability of the deferred tax asset and make necessary adjustments through charges to expense should projected future taxable income be insufficient to realize the benefit of the deferred tax asset. The following pro forma table sets forth the results of operations of the Company excluding the results of discontinued operations and restructuring charges in the second quarter and other non-recurring charges of $0.8 million in the first quarter.

                                     1998 QUARTER ENDED               FISCAL YEARS ENDED
                                   ----------------------     ----------------------------------
                                   JUNE 30       MARCH 31       1997         1996         1995
                                   --------      --------     --------     --------     --------
Revenues ........................  $ 16,565      $ 15,646     $ 69,620     $ 65,011     $ 63,392
   Cost of Sales ................    10,076         9,725       40,302       41,429       39,813
                                   --------      --------     --------     --------     --------
Gross Margin ....................     6,489         5,921       29,318       23,582       23,579
   Selling, General and
   Administrative ...............     4,361         4,514       18,257       17,753       13,370
                                   --------      --------     --------     --------     --------
Operating Income ................     2,128         1,407        1,061        5,829       10,209
Interest Income (Expense), net ..       (90)           29          159          252          524
                                   --------      --------     --------     --------     --------
Income Before Taxes .............     2,038         1,436       11,220        6,081       10,733
Income Taxes ....................       754           574        4,487        2,433        4,203
                                   --------      --------     --------     --------     --------
Net Income ......................  $  1,284      $    862     $  6,733     $  3,648     $  6,530
                                   ========      ========     ========     ========     ========

                               THOMAS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         8. Revolving Credit Agreement - The Company maintains a $20 million revolving credit agreement with Comerica Bank. This agreement expires in December 2003 and includes a call option in December 2001. Additionally, terms of the agreement provide for a $1 million per quarter reduction in any outstanding balances after the first two years. Loans under this agreement bear interest at the prime rate or other similar interest options. At June 30, 1998, and August 7, 1998, the balances due on the agreement were $3.2 million and $5.4 million, respectively. There was no balance for the comparable period of 1997. During the first and second quarters of 1998, the average daily balance outstanding under the credit line was $2.3 million and total interest paid, at an annual rate of 8.5%, was $0.1 million.

         9. Subsequent Events - On July 9, 1998, the Company announced the adoption of a Stockholder Rights Plan, intended to protect from unfair or coercive takeover attempts. The distribution of the rights was made to shareholders of record as of July 20, 1998.

At the 1998 Annual Stockholders' Meeting, the stockholders voted to increase the number of authorized shares of the Company's common stock from 12,500,000 to 25,000,000.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

UNLESS OTHERWISE STATED, THE DISCUSSION THAT FOLLOWS PERTAINS TO CONTINUING OPERATIONS ONLY.

Thomas Group, Inc. (the "Company") derives the majority of its revenues from monthly fixed and incentive (performance-oriented) fees for the implementation of Total Cycle Time(R) programs. Performance-oriented fees are tied to improvements in a variety of client performance measures typically involving response time, asset utilization, productivity, and profitability.

The following table sets forth the percentages which items in the statement of operations bear to revenues.

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                            JUNE 30,               JUNE 30,
                                                      ------------------      ------------------
                                                       1998        1997        1998        1997
                                                      ------      ------      ------      ------
 Revenues ..........................................   100.0       100.0       100.0       100.0
      Cost of Sales ................................    60.8        55.9        61.5        57.8
                                                      ------      ------      ------      ------
Gross Margin .......................................    39.2        44.1        38.5        42.2
      Selling, General and Administrative ..........    26.3        25.4        29.9        25.7
      Restructuring costs ..........................    58.4          --        30.0          --
                                                      ------      ------      ------      ------
 Operating Income (Loss) ...........................   (45.6)       18.6       (21.4)       16.5
 Interest Income (Expense), Net ....................    (0.5)         .3        (0.2)         .2
                                                      ------      ------      ------      ------
Income (Loss) from Continuing Operations
Before Income Taxes ................................   (46.1)       19.0       (21.6)       16.7
Income Taxes (Benefit) .............................   (15.4)        7.6        (7.1)        6.7
                                                      ------      ------      ------      ------
Income (Loss) from Continuing Operations ...........   (30.7)       11.4       (14.5)       10.0
Discontinued Operations:
Income (Loss) from Operations ......................    (1.5)       (2.8)       (3.1)       (3.5)
Estimated (Loss) on disposal, including provision
for operating losses through disposal ..............   (16.0)         --        (8.2)         --
                                                      ------      ------      ------      ------
Net Income .........................................   (48.2)        8.6       (25.8)        6.5
                                                      ======      ======      ======      ======

The following table sets forth the Company's revenues by geographic distribution:

                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JUNE 30,                 JUNE 30,
                                  -------------------     -------------------
                                    1998        1997        1998        1997
                                  -------     -------     -------     -------
Business Improvement Programs
   United States                  $11,567     $14,005     $22,222     $25,678
   Europe                           4,088       3,419       8,200       6,648
   Asia/Pacific                       910       1,140       1,789       1,686
                                  -------     -------     -------     -------
Total Revenue                     $16,565     $18,564     $32,211     $34,012
                                  =======     =======     =======     =======

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

REVENUE - Revenue from continuing operations decreased 11% in the second quarter of 1998 from the second quarter of 1997 primarily as a result of contract completions and certain contract cancellations in the fourth quarter of 1997.

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The overall revenue decrease resulted from a $1.5 million decline in fixed fee revenue and a $0.5 million decline in incentive revenue. Fixed fee and incentive revenue represent 78% and 22% of revenues, respectively, for the second quarters of 1998 and 1997.

The United States component of revenue decreased 17% due to contract cancellations. European revenue increased 20% due to the addition of a significant contract. Asia/Pacific revenue decreased 20% due to the economic situation in Asia, which has also affected the company's ability to generate new business in the region.

GROSS PROFIT - Gross profit was 39.2% of revenues in the second quarter of 1998 compared to 44.1% of revenues in the second quarter of 1997. This decrease in percentage was primarily the result of decreased revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses consist of all operating expenses not directly associated with the generation of revenue. A significant portion of selling, general, and administrative expenses are for corporate personnel (including corporate officers), non-program-related travel and entertainment, corporate facilities costs, and professional and legal costs. In the second quarter of 1998, selling, general and administrative expenses also include restructuring costs.

Selling, general and administrative expense, excluding the restructuring charge, as a percentage of total revenue increased to 26.3% in the first quarter of 1998 from 25.4% in the second quarter of 1997. The increase in percentage is primarily due to decreased revenue. Selling, general and administrative costs actually decreased $0.3 million after adjusting for the restructuring charge for the period as a result of cost cutting measures including the following write-downs and charges.

The restructuring costs of $9.7 million included approximately $3.0 million for personnel reduction costs and $6.7 million for the write-down of leasehold improvements and other costs associated with underutilized and unnecessary facilities.

OTHER - The Company's effective tax rate was 33.4% in the second quarter of 1998, as compared to the 40% rate in the second quarter of 1997. The decrease is attributable to certain adjustments made to accommodate the restructuring charge and discontinued operations.

RESULTS OF OPERATIONS - Net loss in the second quarter of 1998 was $5.1 million, or $1.01 per share, a decrease of $7.2 million compared to net income of $2.1 million, or $0.35 per share, in the second quarter of 1997.

DISCONTINUED OPERATIONS - Loss from discontinued operations was $0.3 million compared to a net loss of $0.5 million in the comparable quarter of the prior year, primarily due to the inclusion of only one month of losses in the second quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

REVENUE - Revenue decreased approximately 5% in the first half of 1998 as compared to the first half of 1997 primarily as a result of contract completions and contract cancellations. The decrease consisted of a $1.0 million decrease in fixed fee revenue and a $0.8 million decrease in incentive revenue. Fixed fee and incentive revenues represent 78% and 22%, respectively, of revenue in the first half of 1998 and 77% and 23% of revenue, respectively, in the first half of 1997.

The United States component of revenue decreased 14%, primarily as a result of contract cancellations. European revenue increased 23.3% due to the addition of a significant contract. Asia/Pacific revenue increased 6% for the comparable period. Due to economic conditions in the region, management does not anticipate first half comparable growth in the Asia/Pacific region to be representative of that which will be attained in subsequent periods.

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GROSS PROFIT - Gross profit was 38.5% of revenues in the first half of 1998 compared to 42.2% of revenues in the first half of 1997. This decrease in percentage was primarily the result of decreased revenue and the decision to maintain manpower levels in anticipation of new business acquisition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses consist of all operating expenses not directly associated with the generation of revenue. A majority of selling, general, and administrative expenses are for corporate personnel (including corporate officers), non-program-related travel and entertainment, corporate facilities costs, and professional and legal costs. In the six months ended June 30, 1998, selling, general and administrative expenses also include restructuring costs.

Selling, general and administrative expense, excluding the restructuring charge, as a percentage of total revenue increased to 29.9% in the first half of 1998 from 25.7% in the first half of 1997, a $0.9 million increase. This increase is primarily the result of costs associated with the departure of three senior level managers in the first quarter of 1998. Restructuring costs of $9.7 million recorded in the second quarter of 1998 are discussed in the previous section.

OTHER - The Company's effective tax rate was 33% in the first half of 1998, as compared to the 40% rate in the first half of 1997. The decrease is attributable to certain adjustments made to accommodate the restructuring charge and discontinued operations.

RESULTS OF OPERATIONS - The net loss in the first half of 1998 was $4.4 million, or $0.78 per share, a decrease of $10.5 million compared to net income of $3.4 million, or $0.56 per share ($0.54 diluted), in the first half of 1997.

DISCONTINUED OPERATIONS - Loss from discontinued operations in the first half of 1998 decreased to $1.0 million as compared to $ 1.2 million for the comparable period of the prior year, primarily due to the inclusion of only one month of losses in the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $8.9 million in the first half of 1998 compared to a $3.2 million decrease in the first half of 1997. The major components of these changes are discussed below:

CASH FLOWS FROM OPERATING ACTIVITIES - Operating activities used cash of $2.7 million in the first half of 1998 compared to a source of cash of $1.1 million in the first half of 1997. Accounts receivable balances more than 30 days past due were $1.5 million at June 30, 1998, compared to $1.4 million at December 31, 1997 and $1.3 million at June 30, 1997. Days sales outstanding deteriorated from 41 days at December 31, 1997 to 57 days at June 30, 1998 due to the delay of payment from a large client. This issue has been resolved and the Company anticipates prompt receipt of payment in the foreseeable future.

CASH FLOWS FROM INVESTING ACTIVITIES - Cash flows used in investing activities totaled $0.4 million in the first half of 1998 and were allocable to the purchase of computers and network computing equipment.

CASH FLOWS FROM FINANCING ACTIVITIES - Cash flows used in financing activities in the first half of 1998 were primarily for the purchase of outstanding stock of the Company from the chief executive officer of the Company, who retired in May 1998. Net advances on the line of credit provided additional resources to fund operations.

In February 1998, the Company entered into a stock purchase agreement with Mr. Philip R. Thomas, former Chairman and Chief Executive Officer, to repurchase shares of common stock of the Company for $8.2 million in cash and

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

satisfaction of a $2.3 million debt to the Company. At the close of the market on April 24, 1998 the number of shares to be purchased was determined to be 1.3 million shares.

The Company maintains a $20 million revolving credit agreement with Comerica Bank. This agreement expires in December 2003 and includes a call option in December 2001. Additionally, terms of the agreement provide for a $1 million per quarter reduction in any outstanding balances after the first two years. Loans under this agreement bear interest at the prime rate or other similar interest options. At June 30, 1998, and August 7, 1998, the balances due on the agreement were $3.2 million and $5.4 million, respectively. There was no balance for the comparable period of 1997. During the first half of 1998, the average daily balance outstanding under the credit line was $2.3 million and total interest paid, at an annual rate of 8.5%, was $0.1 million.

CASH FLOWS FROM DISCONTINUED OPERATIONS - Cash used in discontinued operations in the first half of 1998 totaled $0.9 million as compared to $1.9 million in the first half of 1997.

DEFERRED TAXES - As a result of the restructuring charges and losses from discontinued operations recognized in the second quarter, the Company increased its long-term deferred tax asset from $0.4 million to $6.0 million. The $6.0 million, in addition to a previously recorded $0.8 million current deferred tax asset, will be applied against future tax liabilities resulting from taxable net income. No deferred tax valuation adjustment is deemed necessary as a result of management's evaluation of the likelihood that all of the deferred tax assets will be realized. Management believes that the continuing operations will remain profitable. The Company has no operating loss carryforwards prior to 1998. Unprofitable operations have been discontinued and are being marketed for sale. The Company will continue in future periods to evaluate the realizability of the deferred tax asset and make necessary adjustments through charges to expense should projected future taxable income be insufficient to realize the benefit of the deferred tax asset. The following pro forma table sets forth the results of operations of the Company excluding the results of discontinued operations and restructuring charges in the second quarter and other non-recurring charges of $0.8 million in the first quarter.

                                     1998 QUARTER ENDED                FISCAL YEARS ENDED
                                   ----------------------     ----------------------------------
                                   JUNE 30       MARCH 31       1997         1996         1995
                                   --------      --------     --------     --------     --------
Revenues ........................  $ 16,565      $ 15,646     $ 69,620     $ 65,011     $ 63,392
   Cost of Sales ................    10,076         9,725       40,302       41,429       39,813
                                   --------      --------     --------     --------     --------
Gross Margin ....................     6,489         5,921       29,318       23,582       23,579
   Selling, General and
   Administrative ...............     4,361         4,514       18,257       17,753       13,370
                                   --------      --------     --------     --------     --------
Operating Income ................     2,128         1,407       11,061        5,829       10,209
Interest Income (Expense), net ..       (90)           29          159          252          524
                                   --------      --------     --------     --------     --------
Income Before Taxes .............     2,038         1,436       11,220        6,081       10,733
Income Taxes ....................       754           574        4,487        2,433        4,203
                                   --------      --------     --------     --------     --------
Net Income ......................  $  1,284      $    862     $  6,733     $  3,648     $  6,530
                                   ========      ========     ========     ========     ========

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

                               THOMAS GROUP, INC.

PART II - OTHER INFORMATION


Item 6 -  Exhibits and Reports on Form 8-K

          (a)  Exhibits:

                  27 - Financial Data Schedule

          (b)  Reports on Form 8-K for the Quarter Ending June 30, 1998:
                   Date: July 9, 1998
                   Items reported: Item 5 Rights Plan dated July 9, 1998


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THOMAS GROUP, INC.
                               -----------------
                                   Registrant

      August 17, 1998                   /s/ J. Thomas Williams
     ----------------                   -------------------------
           Date                           J. Thomas Williams
                                        Chief Executive Officer

      August 17, 1998                   /s/ Leland L. Grubb, Jr.
     ----------------                   -------------------------
           Date                          Leland L. Grubb, Jr.
                           Vice President, Chief Financial Officer and Treasurer
                               (Principal Financial and Accounting Officer)

                               Index to Exhibits

Exhibit
Number         Description
-------        -----------
 27            Financial Data Schedule