Form 10-Q
period 1998-09-30
THOMAS GROUP INC
filed 1998-11-16
CIK 900017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                          5221 NORTH O'CONNOR BOULEVARD
                                    SUITE 500
                              IRVING, TX 75039-3714
          (Address of principal executive offices, including zip code)

                                 (972) 869-3400
              (Registrant's telephone number, including area code)

                                   -----------

                          5215 NORTH O'CONNOR BOULEVARD
                                   SUITE 2500
                              IRVING, TX 75039-3714
    (Former name, former address and former fiscal year, if changed since last report)

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

         As of October 30, 1998 the following number of shares of the registrant's stock were outstanding:

          Common Stock                                                4,868,238
          Class B Common Stock                                           22,989
                                                                      ---------
               Total                                                  4,891,227
                                                                      =========

                               THOMAS GROUP, INC.

PART I - FINANCIAL INFORMATION
                                                                                                                        PAGE NO.
                                                                                                                        --------
Item 1 -   Financial Statements
         Consolidated Balance Sheets, September 30, 1998 and December 31, 1997........................................      3
         Consolidated Statements of Operations for the Three Months and Nine Months Ended
             September 30, 1998 and 1997..............................................................................      4
         Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997..................      5
         Notes to Consolidated Financial Statements...................................................................      7
Item 2 -   Management's Discussion and Analysis of Financial Condition and Results of Operations......................     11



PART II - OTHER INFORMATION

Item 6 -   Exhibits and Reports on Form 8-K...........................................................................     16

ITEM I - FINANCIAL STATEMENTS

                               THOMAS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                              SEPTEMBER 30,        DECEMBER 31,
                                            ASSETS                                1998                 1997
                                                                             ---------------      ---------------
Current Assets
   Cash and cash equivalents ...........................................     $         2,641      $        11,254
   Trade accounts receivable, net of allowances of $450 and $341 .......               8,290               10,278
   Unbilled receivables ................................................               3,599                2,083
   Accounts and notes receivable - affiliates ..........................                  --                2,274
   Deferred tax asset ..................................................               3,150                  745
   Other assets ........................................................                 543                  800
                                                                             ---------------      ---------------
      Total Current Assets .............................................              18,223               27,434
Property and equipment, net ............................................               3,825                8,326
Capitalized software development costs, net ............................                  --                  888
Deferred tax asset .....................................................               3,074                  400
Other assets ...........................................................               4,523                7,338
                                                                             ===============      ===============
                                                                             $        29,645      $        44,386
                                                                             ===============      ===============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued liabilities ............................     $         7,346      $         4,716
   Income taxes payable ................................................                 866                1,356
   Advance payments ....................................................                 162                  320
   Current maturities of long-term obligation ..........................                 322                  304
                                                                             ---------------      ---------------
      Total Current Liabilities ........................................               8,696                6,696
Long-Term Obligations ..................................................               2,752                2,982
                                                                             ---------------      ---------------
      Total Liabilities ................................................              11,448                9,678
                                                                             ---------------      ---------------

Commitments and Contingencies

Stockholders' Equity
   Common Stock, $.01 par value; 25,000,000 shares authorized;
      6,470,501 and 6,282,391 shares issued and outstanding ............                  65                   63
   Class B Common Stock, $.01 par value; 1,200,000 shares authorized;
      22,989 and 176,594 shares issued and outstanding .................                  --                    2
   Additional paid-in capital ..........................................              22,065               21,597
   Retained earnings ...................................................              11,193               17,996
    Accumulated other comprehensive income .............................                (402)                (531)
   Treasury stock, 1,590,018 and 312,391 shares of Common, at cost .....             (14,724)              (4,419)
                                                                             ---------------      ---------------
      Total Stockholders' Equity .......................................              18,197               34,708
                                                                             ===============      ===============
                                                                             $        29,645      $        44,386
                                                                             ===============      ===============


          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                 ----------------------------      ----------------------------
                                                    1998             1997             1998             1997
                                                 -----------      -----------      -----------      -----------
Revenues ...................................     $    17,439      $    18,457      $    49,650      $    52,468
      Cost of Sales ........................           9,621           10,161           29,422           29,815
                                                 -----------      -----------      -----------      -----------
Gross Margin ...............................           7,818            8,296           20,228           22,653
      Selling, General and Administrative ..           4,668            4,819           23,979           13,571
                                                 -----------      -----------      -----------      -----------
Operating Income (Loss) ....................           3,150            3,477           (3,751)           9,082
Interest Income (Expense), Net .............             (70)              35             (131)             103
                                                 -----------      -----------      -----------      -----------
Income (Loss) from Continuing Operations
Before Income Taxes ........................           3,080            3,512           (3,882)           9,185
Income Taxes (Benefit) .....................           1,124            1,423           (1,156)           3,691
                                                 -----------      -----------      -----------      -----------
Income (Loss) from Continuing Operations ...           1,956            2,089           (2,726)           5,494
                                                 -----------      -----------      -----------      -----------
Discontinued Operations:
Loss from Operations, net of income tax ....              --             (788)            (993)          (1,984)
Loss on disposal, net of income tax ........            (435)              --           (3,084)              --
                                                 ===========      ===========      ===========      ===========
Net Income .................................     $     1,521      $     1,301      $    (6,803)     $     3,510
                                                 ===========      ===========      ===========      ===========


Earnings (Loss) per common share:
Basic:
Income from Continuing Operations ..........     $      0.40      $      0.34      $     (0.51)     $      0.90
Discontinued Operations:
  Loss from Operations .....................              --            (0.13)           (0.18)           (0.32)
  Loss on Disposal .........................           (0.09)              --            (0.57)              --
                                                 ===========      ===========      ===========      ===========
Net Income (Loss) ..........................     $      0.31      $      0.21      $     (1.26)     $      0.58
                                                 ===========      ===========      ===========      ===========

Diluted:
Income from Continuing Operations ..........     $      0.39      $      0.32               --      $      0.87
Discontinued Operations:
  Loss from Operations .....................              --            (0.12)              --            (0.31)
  Loss on Disposal .........................           (0.09)              --               --               --
                                                 ===========      ===========      ===========      ===========
Net Income (Loss) ..........................     $      0.30      $      0.20               --      $      0.56
                                                 ===========      ===========      ===========      ===========

Weighted average shares:
Basic ......................................       4,946,380        6,102,643        5,403,607        6,085,812
Diluted ....................................       5,055,283        6,435,390               --        6,304,487


          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                         NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                                   ----------------------------
                                                                                                      1998              1997
                                                                                                   -----------      -----------
Cash Flows From Operating Activities:
    Net income (loss) from continuing operations .............................................     $    (2,726)     $     5,494
           Adjustments to reconcile net income (loss) to net cash from operating activities
              Depreciation and amortization ..................................................           1,119            1,562
              Allowance for doubtful accounts ................................................             109               --
              Provision for expatriate costs .................................................              --              190
              Provision for write-down of assets .............................................           3,625               --
              Other ..........................................................................             219               --
              Collection of income tax refund ................................................              --            1,800
              Gain (loss) on disposal of property ............................................              37              (29)
              Deferred taxes .................................................................          (4,264)            (839)
              Change in operating assets and liabilities
                   (Increase) decrease in trade accounts receivable ..........................           1,291           (2,700)
                   (Increase) decrease in unbilled receivables ...............................          (1,516)            (498)
                   (Increase) decrease in other assets .......................................           1,468             (455)
                   Increase (decrease) in accounts payable and accrued liabilities ...........           1,793            1,709
                   Increase (decrease) in advance payments ...................................            (178)              --
                   Increase (decrease) in income taxes payable ...............................            (471)           2,814
                                                                                                   -----------      -----------
                        Net Cash Provided By (Used In) Operating Activities ..................             506            9,048

Cash Flows From Investing Activities:
    Capital expenditures .....................................................................            (790)          (2,482)
                                                                                                   -----------      -----------
                        Net Cash Used In Investing Activities ................................            (790)          (2,482)

Cash Flows From Financing Activities:
    Purchase of treasury stock ...............................................................         (10,605)            (186)
    Proceeds from exercise of stock options ..................................................             547             (206)
    Other long-term obligations ..............................................................            (134)              --
    Advances - line of credit ................................................................          32,508              894
    Repayment - line of credit ...............................................................         (32,508)              --
    Net repayments from (advances to) affiliates .............................................           2,274               --
                                                                                                   -----------      -----------
                        Net Cash Provided By (Used In) Financing Activities ..................          (7,918)            (502)




          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                     ----------------------------
                                                                        1998             1997
                                                                     -----------      -----------
Effect of Exchange Rate Changes on Cash ........................             (41)            (169)
                                                                     -----------      -----------
Net cash provided by (used in) continuing operations ...........          (8,243)           3,614
    Discontinued Operations:
          Net cash used in operating activities ................            (370)          (2,175)
          Net cash used in investing activities ................              --           (1,183)
          Net cash provided by (used in) financing activities ..              --               15
                                                                     -----------      -----------
                   Net Cash (Used In) Discontinued Operations ..            (370)          (3,343)

Net increase (decrease) in cash and cash equivalents ...........          (8,613)           3,556

    Cash and Cash Equivalents:
          Beginning of period ..................................          11,254            5,711
                                                                     -----------      -----------
          End of period ........................................     $     2,641      $     9,267
                                                                     ===========      ===========

         Supplemental Disclosure of Cash Flow Information

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                               -------------------------------
                                                                    1998            1997
                                                               --------------- ---------------
Interest paid.................................................. $   169         $   110
Income taxes paid.............................................. $ 1,965         $ 1,160



          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         1. The unaudited financial statements of Thomas Group, Inc. (the "Company") include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1997 Annual Report to Stockholders. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results of operations for the entire year ending December 31, 1998. Certain items have been reclassified from previously reported amounts in order to conform to the current presentation.

         2. Discontinued Operations - On May 6, 1998, the Company announced its plan to dispose of its Information Technologies business segment. The Company recorded an after tax charge of approximately $2.6 million as the estimated loss on disposal of the segment, including estimated operating losses during the phase-out period, in the second quarter of 1998. The sale of the majority of the assets of Thomas Group Information Technologies closed on August 31, 1998. No proceeds were received in the transaction. In exchange, the Company was relieved of the liabilities related to extended service contracts. Terms of the sale required a revision to the estimated loss on disposal and an additional $0.4 million after tax charge was recorded in the third quarter of 1998.

The net loss from operations of Information Technologies prior to May 6, 1998 is as follows:

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      SEPTEMBER 30                SEPTEMBER 30
                                                 -----------------------     ------------------------
                                                    1998          1997          1998           1997
                                                 ---------     ---------     ---------      ---------
      Revenues .............................            --            --     $   2,040      $   4,604
      (Loss) before income taxes ...........            --            --     $  (1,562)     $  (3,171)
      Income tax benefit ...................            --            --           569          1,187
      (Loss) from discontinued operations ..            --            --     $    (993)     $  (1,984)

Other required disclosure is as follows:

                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                   -----------------------     -----------------------
                                                      1998          1997          1998          1997
                                                   ---------     ---------     ---------     ---------
      Tax benefit from Loss on Disposal ......     $     256            --     $   1,560            --
      Provision for estimated losses through
      estimated disposal date ................            --            --     $   1,655            --

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

         4. Significant Clients - The Company recorded revenue in the amount of $5.9 million, or 33.9% of total revenues, and $13.2 million, or 26.7% of total revenues, from one client during the three and nine months ended September 30, 1998, respectively. The Company earned $1.7 million or 11.2% of revenues from the same client during the three month period ended September 30, 1997. There was no client from which the Company earned in excess of 10% of its total revenues in the nine-month period ended September 30, 1997.

                               THOMAS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         5. Earnings Per Share - Basic earnings per share is based on the weighted average shares outstanding without regard for common stock equivalents such as options and warrants. Diluted earnings per share includes the effect of common stock equivalents. Earnings per share for the three and nine months ended September 30, 1997 have been restated to reflect The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                            Income (Loss)           Shares             Per Share
THREE MONTHS ENDED:                                          (Numerator)        (Denominator)            Amount
                                                          ---------------------------------------------------------
   SEPTEMBER 30, 1998
      Basic EPS
         Income available to common stockholders          $         1,521            4,946,380      $          0.31
      Effect of Dilutive Securities
         Common stock options                                                          108,903      $         (0.01)
                                                                               ---------------      ---------------
      Diluted EPS
         Income available to common stockholders plus
         assumed conversions                              $         1,521            5,055,283      $          0.30
                                                          ===============      ===============      ===============
   SEPTEMBER 30, 1997
      Basic EPS
         Income available to common stockholders          $         1,301            6,102,643      $          0.21
      Effect of Dilutive Securities
         Common stock options                                                          332,747      $         (0.01)
                                                                               ---------------      ---------------
      Diluted EPS
         Income available to common stockholders plus
         assumed conversions                              $         1,301            6,435,390      $          0.20
                                                          ===============      ===============      ===============

NINE MONTHS ENDED:
   SEPTEMBER 30, 1998
      Basic EPS
         Net Loss                                         $        (6,803)           5,403,607      $         (1.26)
                                                          ===============      ===============      ===============
   SEPTEMBER 30, 1997
      Basic EPS
         Income available to common stockholders          $         3,510            6,085,812      $          0.58
      Effect of Dilutive Securities
         Common stock options                                                          218,675                (0.02)
                                                                               ---------------      ---------------
      Diluted EPS
         Income available to common stockholders plus
         assumed conversions                              $         3,510            6,304,487      $          0.56
                                                          ===============      ===============      ===============

Due to the net loss incurred in the nine months ended September 30, 1998, diluted earnings per share and diluted weighted average shares are not presented. Including common stock equivalents such as options and warrants would result in antidilutive adjustments to basic earnings per share and basic weighted average shares.

                               THOMAS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         6.   Summary of Significant Accounting Policies

              Recent Accounting Standards - In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income. Comprehensive income includes all changes in equity (foreign currency translation adjustments) except those resulting from investments by stockholders and distributions to stockholders.


                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                               -----------------------     ------------------------
                                                 1998          1997          1998           1997
                                               ---------     ---------     ---------      ---------
 Net income                                    $   1,521     $   1,301     $  (6,803)     $   3,510
 Increase in other comprehensive income              248            14           129            385
                                               ---------     ---------     ---------      ---------
 Comprehensive income (loss)                   $   1,769     $   1,315     $  (6,674)     $   3,895
                                               =========     =========     =========      =========

              Stockholder Rights Plan - On July 9, 1998, the Company announced the adoption of a Stockholder Rights Plan, intended to protect from unfair or coercive takeover attempts. The grant of the rights was made to stockholders of record as of July 20, 1998.

              Capital Structure - At the 1998 Annual Stockholders' meeting, the stockholders voted to increase the number of authorized shares of the Company's common stock from 12,500,000 to 25,000,000.

         7. Deferred Taxes - As a result of the restructuring charges and losses from discontinued operations recognized in the second quarter, the Company maintains a $6.2 million deferred tax asset. The $3.1 million current asset and an additional $3.1 million long-term deferred tax asset are to be applied against tax liabilities resulting from taxable net income in the current and future periods, respectively. No deferred tax valuation adjustment is deemed necessary as a result of management's evaluation of the likelihood that all of the deferred tax assets will more likely than not be realized in the future. Approximately $0.6 million of deferred tax benefit was realized in the third quarter of 1998. The Company has no operating loss carryforwards prior to 1998. The Company will continue in future periods to evaluate the realizability of the deferred tax asset and make necessary adjustments through charges to expense should projected future taxable income be insufficient to realize the benefit of the deferred tax asset. The following pro forma table sets forth the results of operations of the Company excluding the results of discontinued operations and restructuring charges in the second quarter and other non-recurring charges of $0.8 million in the first quarter of 1998.

                                     NINE MONTHS ENDED                   FISCAL YEARS ENDED
                                     -----------------    -------------------------------------------------
                                       SEPTEMBER 30,          1997              1996             1995
                                          1998
                                       -------------      -------------     -------------     -------------
Revenues .........................     $      49,650      $      69,620     $      65,011     $      63,392
   Cost of Sales .................            29,422             40,302            41,429            39,813
                                       -------------      -------------     -------------     -------------
Gross Margin .....................            20,228             29,318            23,582            23,579
   Selling, General and ..........            13,543             18,257            17,753            13,370
   Administrative
                                       -------------      -------------     -------------     -------------
Operating Income .................             6,685             11,061             5,829            10,209
Interest Income (Expense), net ...              (132)               159               252               524
                                       -------------      -------------     -------------     -------------
Income Before Taxes ..............             6,553             11,220             6,081            10,733
Income Taxes .....................             2,379              4,487             2,433             4,203
                                       =============      =============     =============     =============
Net Income .......................     $       4,174      $       6,733     $       3,648     $       6,530
                                       =============      =============     =============     =============

                               THOMAS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         8. Revolving Credit Agreement - The Company maintains a $20 million revolving credit agreement with Comerica Bank. This agreement expires in December 2003 and includes a call option in December 2001. Additionally, terms of the agreement provide for a $1 million per quarter reduction in any outstanding balances after the first two years. Loans under this agreement bear interest at the prime rate or other similar interest options. The Company utilized the credit line during the first nine months of 1998 for working capital requirements, but maintained no outstanding balance at September 30, 1998. At November 6, 1998 the balance outstanding was $1.2 million. During the first three quarters of 1998, the average daily balance outstanding under the credit line was $3.0 million and total interest paid, at an annual rate of 8.5%, was $0.2 million.

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

The following table sets forth the percentages which items in the Statement of Operations bear to revenues.

                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                           ------------------------      ------------------------
                                                              1998           1997           1998           1997
                                                           ---------      ---------      ---------      ---------
Revenues .............................................         100.0          100.0          100.0          100.0
      Cost of Sales ..................................          55.2           55.1           59.3           56.8
                                                           ---------      ---------      ---------      ---------
Gross Margin .........................................          44.8           44.9           40.7           43.2
      Selling, General and ...........................          26.7           26.1           27.3           25.9
Administrative
      Restructuring costs and non-recurring charges
                                                                  --             --           21.0             --
                                                           ---------      ---------      ---------      ---------
Operating Income (Loss) ..............................          18.1           18.8           (7.6)          17.3
Interest Income (Expense), Net .......................          (0.4)           0.2           (0.2)           0.2
                                                           ---------      ---------      ---------      ---------
Income (Loss) from Continuing Operations Before ......          17.7           19.0           (7.8)          17.5
Income Taxes
Income Taxes (Benefit) ...............................           6.5            7.7           (2.3)           7.0
                                                           ---------      ---------      ---------      ---------
Income (Loss) from Continuing Operations .............          11.2           11.3           (5.5)          10.5
Discontinued Operations:
Loss from Operations, net of income tax ..............            --           (4.3)          (2.0)          (3.8)
(Loss) on disposal, net of income tax ................          (2.5)            --           (6.2)            --
                                                           ---------      ---------      ---------      ---------
Net Income ...........................................           8.7            7.0          (13.7)           6.7
                                                           =========      =========      =========      =========

The following table sets forth the Company's revenues by geographic distribution:

                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                  -----------------------------     -----------------------------
                                      1998             1997             1998             1997
                                  ------------     ------------     ------------     ------------
Business Improvement Programs
   United States                  $     12,568     $     13,005     $     34,265     $     38,682
   Europe                                3,972            3,908           12,697           10,556
   Asia/Pacific                            899            1,544            2,688            3,230
                                  ============     ============     ============     ============
Total Revenue                     $     17,439     $     18,457     $     49,650     $     52,468
                                  ============     ============     ============     ============

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUE - Revenue from continuing operations decreased 5.5% in the third quarter of 1998 from the third quarter of 1997 primarily due to a lag in the replacement of contracts.

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The overall revenue decrease resulted from a $1.7 million increase in fixed fee revenue and a $2.7 million decrease in incentive revenue. Fixed fee and incentive revenue represent 80.3% and 19.7% of revenues, respectively, for the third quarter of 1998 and 66.4% and 33.6% of revenues, respectively, for the third quarter of 1997. The Company continues to move toward more fixed fee contracts.

Asia/Pacific revenue decreased 41.8% due to the economic situation in Asia, which has also affected the Company's ability to generate new business. Although Asia/Pacific revenues are diminished, profit margins remain in the range of the United States and European margins.

GROSS PROFIT - Gross profit was 44.8% of revenues in the third quarter of 1998 compared to 44.9% of revenues in the third quarter of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - Selling, general and administrative expense, as a percentage of total revenue, increased to 26.8% in the third quarter of 1998 from 26.1% in the third quarter of 1997, but decreased by $0.2 million on an absolute basis. The increase in percentage is primarily due to decreased revenue.

OTHER - The Company's effective tax rate was 36.5% in the third quarter of 1998, as compared to the 40.5% rate in the third quarter of 1997. The decrease is attributable to certain adjustments made to accommodate the restructuring charge and discontinued operations discussed in the next section, combined with the replacement of contracts in European countries with comparatively lower tax rates.

RESULTS OF OPERATIONS - Net income in the third quarter of 1998 was $2.0 million, or $0.39 per share ($0.40 basic), a decrease of $0.1 million compared to net income of $2.1 million, or $0.32 per share ($0.34 basic), in the third quarter of 1997.

DISCONTINUED OPERATIONS - Sale of the Company's Information Technologies business segment was completed in the third quarter of 1998. Based upon the terms of the final sales agreement the Company recorded an additional loss on disposal of $0.4 million net of income tax.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUE - Revenue decreased approximately 5.4% in the first nine months of 1998 as compared to the first nine months of 1997 primarily due to the failure to replace contract completions and previously announced contract cancellations. The decrease consisted primarily of a $3.6 million decrease in incentive revenue, offset partially by a $1.3 million increase in fixed fee revenue. Fixed fee and incentive revenues represent 79.0% and 21.0%, respectively, of revenue in the first nine months of 1998 and 73.2% and 26.8% of revenue, respectively, in the first nine months of 1997. The Company continues to move toward more fixed fee contracts.

The United States component of revenue decreased 11.4%, primarily as a result of contract cancellations. European revenue increased 20.2% due to the addition of a significant contract. Asia/Pacific revenue decreased 16.8% for the comparable period due to economic conditions in the region, which have affected the Company's ability to generate new business. Although Asia/Pacific revenues are diminished, profit margins remain in the range of the United States and European margins.

GROSS PROFIT - Gross profit was 40.7% of revenues in the first nine months of 1998 compared to 43.2% of revenues in the first nine months of 1997. This decrease was primarily the result of reduced revenue and the associated fixed component of cost of sales.

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - In the nine months ended September 30, 1998, selling, general and administrative expenses include restructuring costs.

Selling, general and administrative expense, excluding the restructuring charge, as a percentage of total revenue increased to 27.3% in the first nine months of 1998 from 25.9% in the first nine months of 1997. Restructuring costs of $9.7 million recorded in the second quarter of 1998 included approximately $3.0 million in personnel reduction costs and $6.7 million for the write-down of leasehold improvements and other costs associated with underutilized and unnecessary facilities.

OTHER - The Company's effective tax rate was 29.8% in the first nine months of 1998, as compared to the 40.2% rate in the first nine months of 1997. The decrease is attributable to certain adjustments made to accommodate the restructuring charge and discontinued operations, combined with the replacement of contracts in European countries with comparatively lower tax rates.

RESULTS OF OPERATIONS - The net loss in the first nine months of 1998 was $2.7 million, or $0.51 per share, a decrease of $8.2 million compared to net income of $5.5 million, or $0.87 per share ($0.90 basic), in the first nine months of 1997.

DISCONTINUED OPERATIONS - Loss from discontinued operations prior to the measurement date of May 6, 1998 decreased to $1.0 million as compared to $2.0 million for the nine month period of the prior year, primarily due to the inclusion of only four months of operations for 1998. The loss on disposal of discontinued operations totaled $3.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $8.6 million in the first nine months of 1998 compared to a $3.6 million increase in the first nine months of 1997. The major components of these changes are discussed below:

CASH FLOWS FROM OPERATING ACTIVITIES - Operating activities provided cash of $0.5 million in the first nine months of 1998 compared to $9.0 million in the first nine months of 1997. Accounts receivable balances more than 30 days past due were $3.7 million at September 30, 1998, compared to $2.6 million at December 31, 1997 and $3.1 million at September 30, 1997. Days sales outstanding increased from 41 days at December 31, 1997 to 49 days at September 30, 1998.

CASH FLOWS FROM INVESTING ACTIVITIES - Cash flows used in investing activities totaled $0.8 million in the first nine months of 1998 and were allocable to the purchase of computers and network computing equipment.

CASH FLOWS FROM FINANCING ACTIVITIES - Cash flows used in financing activities in the first nine months of 1998 were primarily for the purchase of outstanding stock of the Company from the former chief executive officer of the Company, discussed in the following paragraph.

In February 1998, the Company entered into a stock purchase agreement with Mr. Philip R. Thomas, former Chairman and Chief Executive Officer, to repurchase shares of common stock of the Company for $8.3 million in cash and satisfaction of a $2.3 million debt to the Company. At the close of the market on April 24, 1998, the end of the ninety day valuation period, the number of shares to be purchased was determined to be approximately 1.3 million shares.

The Company maintains a $20 million revolving credit agreement with Comerica Bank. This agreement expires in

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

December 2003 and includes a call option in December 2001. Additionally, terms of the agreement provide for a $1 million per quarter reduction in any outstanding balances after the first two years. Loans under this agreement bear interest at the prime rate or other similar interest options. The Company utilized the credit line during the first nine months of 1998 for working capital requirements, but maintained no outstanding balance at September 30, 1998. At November 6, 1998 the balance outstanding was $1.2 million. During the first three quarters of 1998, the average daily balance outstanding under the credit line was $3.0 million and total interest paid, at an annual rate of 8.5%, was $0.2 million.

CASH FLOWS FROM DISCONTINUED OPERATIONS - Cash used in discontinued operations in the first nine months of 1998 totaled $0.3 million as compared to $3.3 million in the first nine months of 1997.

DEFERRED TAXES - As a result of the restructuring charges and losses from discontinued operations recognized in the second quarter, the Company maintains a $6.2 million deferred tax asset. The $3.1 million current asset and an additional $3.1 million long-term deferred tax asset are to be applied against tax liabilities resulting from taxable net income in the current and future periods, respectively. No deferred tax valuation adjustment is deemed necessary as a result of management's evaluation of the likelihood that all of the deferred tax assets will more likely than not be realized in the future. Approximately $0.6 million of deferred tax benefit was realized in the third quarter of 1998. The Company has no operating loss carryforwards prior to 1998. The Company will continue in future periods to evaluate the realizability of the deferred tax asset and make necessary adjustments through charges to expense should projected future taxable income be insufficient to realize the benefit of the deferred tax asset. The following pro forma table sets forth the results of operations of the Company excluding the results of discontinued operations and restructuring charges in the second quarter and other non-recurring charges of $0.8 million in the first quarter of 1998.

                                    NINE MONTHS ENDED               FISCAL YEARS ENDED
                                    -----------------   -------------------------------------------
                                       SEPTEMBER 30,       1997             1996            1995
                                          1998
                                       -----------      -----------     -----------     -----------
Revenues .........................     $    49,650      $    69,620     $    65,011     $    63,392
   Cost of Sales .................          29,422           40,302          41,429          39,813
                                       -----------      -----------     -----------     -----------
Gross Margin .....................          20,228           29,318          23,582          23,579
   Selling, General and ..........          13,543           18,257          17,753          13,370
   Administrative
                                       -----------      -----------     -----------     -----------
Operating Income .................           6,685           11,061           5,829          10,209
Interest Income (Expense), net ...            (132)             159             252             524
                                       -----------      -----------     -----------     -----------
Income Before Taxes ..............           6,553           11,220           6,081          10,733
Income Taxes .....................           2,379            4,487           2,433           4,203
                                       ===========      ===========     ===========     ===========
Net Income .......................     $     4,174      $     6,733     $     3,648     $     6,530
                                       ===========      ===========     ===========     ===========

FINANCIAL CONDITION - The Company believes that its financial condition remains strong and that it has the financial resources necessary to meet its needs. Cash provided by operating activities and the Company's credit facility should be sufficient to meet short and long-term operational needs.

YEAR 2000 ISSUES - The Company's internal business information systems are primarily comprised of commercial application software products offered for license by Microsoft Corporation and other recognized providers. Because these providers products are widely distributed commercially developed applications, the Company anticipates these applications have been or will be brought into compliance by the manufacturers. At the time of this filing, the Company has purchased and is in process of implementing new accounting and financial reporting software. The reasons for such purchase include the assurance of Year 2000 compliance. The Company anticipates this new software to be fully operational January 1, 1999.

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company does not anticipate any Year 2000 compliance issues to arise related to its primary internal business information systems. Thomas Group is not aware of any further material operational issues or costs associated with preparing internal systems for the Year 2000. However, the Company utilizes other third party network equipment, telecommunication products, and other third party software products that may or may not be Year 2000 compliant. Although the Company is currently taking steps to address the impact, if any, of the Year 2000 issue surrounding such third party products, failure of any critical technology to operate properly in the Year 2000 may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

OUTLOOK - The Company is in the process of completing its 1999 Business Plan. Management expects annual revenues to exceed those recorded in any previous year since the Company's inception. However, the Company has learned of one contract cancellation as of December 31, 1998 (three months prior to the contractual conclusion of the agreement) which will diminish first quarter 1999 projected revenues by approximately $0.8 million if the contract cannot be replaced.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT - Statements in this report that are not strictly historical are "forward looking" statements which should be considered as subject to the many uncertainties that exist in the Company's operations and business environment. These uncertainties, which include economic and business conditions that may impact clients and the Company's performance-oriented fees, timing of contracts and revenue recognition, competitive and cost factors, and the like, are set forth in the Thomas Group, Inc. Form 10-K for the 1997 fiscal year.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THOMAS GROUP, INC.
                               ------------------
                                   Registrant

 November 13, 1998                        /s/ J. Thomas Williams
 ----------------                         ----------------------
        Date                                J. Thomas Williams
                                          Chief Executive Officer

 November 13, 1998                        /s/ Leland L. Grubb, Jr.
 ----------------                         ------------------------
        Date                               Leland L. Grubb, Jr.
                           Vice President, Chief Financial Officer and Treasurer
                               (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
  NO.             DESCRIPTION
-------           -----------
  27              Financial Data Schedule