Form 10-Q/A
period 1998-09-30
THOMAS GROUP INC
filed 1999-03-01
CIK 900017

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

                               THOMAS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                 ----------------------------      ----------------------------
                                                    1998             1997             1998             1997
                                                 -----------      -----------      -----------      -----------
Revenues ...................................     $    17,439      $    18,457      $    49,650      $    52,468
      Cost of Sales ........................           9,621           10,161           29,422           29,815
                                                 -----------      -----------      -----------      -----------
Gross Margin ...............................           7,818            8,296           20,228           22,653
      Selling, General and Administrative ..           4,668            4,819           23,979           13,571
                                                 -----------      -----------      -----------      -----------
Operating Income (Loss) ....................           3,150            3,477           (3,751)           9,082
Interest Income (Expense), Net .............             (70)              35             (131)             103
                                                 -----------      -----------      -----------      -----------
Income (Loss) from Continuing Operations
Before Income Taxes ........................           3,080            3,512           (3,882)           9,185
Income Taxes (Benefit) .....................           1,064            1,423           (1,512)           3,691
                                                 -----------      -----------      -----------      -----------
Income (Loss) from Continuing Operations ...           2,016            2,089           (2,370)           5,494
                                                 -----------      -----------      -----------      -----------
Discontinued Operations:
Loss from Operations, net of income tax ....              --             (788)          (1,092)          (1,984)
Loss on disposal, net of income tax ........            (495)              --           (3,341)              --
                                                 ===========      ===========      ===========      ===========
Net Income .................................     $     1,521      $     1,301      $    (6,803)     $     3,510
                                                 ===========      ===========      ===========      ===========


Earnings (Loss) per common share:
Basic:
Income from Continuing Operations ..........     $      0.41      $      0.34      $     (0.44)     $      0.90
Discontinued Operations:
  Loss from Operations .....................              --            (0.13)           (0.20)           (0.32)
  Loss on Disposal .........................           (0.10)              --            (0.62)              --
                                                 ===========      ===========      ===========      ===========
Net Income (Loss) ..........................     $      0.31      $      0.21      $     (1.26)     $      0.58
                                                 ===========      ===========      ===========      ===========

Diluted:
Income from Continuing Operations ..........     $      0.39      $      0.32               --      $      0.87
Discontinued Operations:
  Loss from Operations .....................              --            (0.12)              --            (0.31)
  Loss on Disposal .........................           (0.09)              --               --               --
                                                 ===========      ===========      ===========      ===========
Net Income (Loss) ..........................     $      0.30      $      0.20               --      $      0.56
                                                 ===========      ===========      ===========      ===========

Weighted average shares:
Basic ......................................       4,946,380        6,102,643        5,403,607        6,085,812
Diluted ....................................       5,055,283        6,435,390               --        6,304,487


          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                         NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                                   ----------------------------
                                                                                                      1998              1997
                                                                                                   -----------      -----------
Cash Flows From Operating Activities:
    Net income (loss) from continuing operations .............................................     $    (2,370)     $     5,494
           Adjustments to reconcile net income (loss) to net cash from operating activities
              Depreciation and amortization ..................................................           1,143            1,562
              Allowance for doubtful accounts ................................................             101               --
              Provision for expatriate costs .................................................              --              190
              Provision for write-down of assets .............................................           3,602               --
              Other ..........................................................................             219               --
              Collection of income tax refund ................................................              --            1,800
              Gain (loss) on disposal of property ............................................              37              (29)
              Deferred taxes .................................................................          (2,491)            (839)
              Change in operating assets and liabilities
                   (Increase) decrease in trade accounts receivable ..........................           1,305           (2,700)
                   (Increase) decrease in unbilled receivables ...............................          (1,516)            (498)
                   (Increase) decrease in other assets .......................................           1,468             (455)
                   Increase (decrease) in accounts payable and accrued liabilities ...........           1,422            1,709
                   Increase (decrease) in advance payments ...................................             175               --
                   Increase (decrease) in income taxes payable ...............................            (366)           2,814
                                                                                                   -----------      -----------
                        Net Cash Provided By (Used In) Operating Activities ..................           2,729            9,048

Cash Flows From Investing Activities:
    Capital expenditures .....................................................................            (781)          (2,482)
                                                                                                   -----------      -----------
                        Net Cash Used In Investing Activities ................................            (781)          (2,482)

Cash Flows From Financing Activities:
    Purchase of treasury stock ...............................................................         (10,605)            (186)
    Proceeds from exercise of stock options ..................................................             547             (206)
    Other long-term obligations ..............................................................            (228)              --
    Advances - line of credit ................................................................          32,508              894
    Repayment - line of credit ...............................................................         (32,508)              --
    Net repayments from (advances to) affiliates .............................................           2,274               --
                                                                                                   -----------      -----------
                        Net Cash Provided By (Used In) Financing Activities ..................          (8,012)            (502)




          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                     ----------------------------
                                                                        1998             1997
                                                                     -----------      -----------
Effect of Exchange Rate Changes on Cash ........................             (41)            (169)
                                                                     -----------      -----------
Net cash provided by (used in) continuing operations ...........          (6,105)           3,614
    Discontinued Operations:
          Net cash used in operating activities ................          (2,508)          (2,175)
          Net cash used in investing activities ................              --           (1,183)
          Net cash provided by (used in) financing activities ..              --               15
                                                                     -----------      -----------
                   Net Cash (Used In) Discontinued Operations ..          (2,508)          (3,343)

Net increase (decrease) in cash and cash equivalents ...........          (8,613)           3,556

    Cash and Cash Equivalents:
          Beginning of period ..................................          11,254            5,711
                                                                     -----------      -----------
          End of period ........................................     $     2,641      $     9,267
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

The net loss from operations of Information Technologies prior to May 6, 1998 is as follows:

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      SEPTEMBER 30                SEPTEMBER 30
                                                 -----------------------     ------------------------
                                                    1998          1997          1998           1997
                                                 ---------     ---------     ---------      ---------
      Revenues .............................            --        1,037      $   2,040      $   4,604
      (Loss) before income taxes ...........            --       (1,314)     $  (1,761)     $  (3,171)
      Income tax benefit ...................            --          526            669          1,187
      (Loss) from discontinued operations ..            --         (788)     $  (1,092)     $  (1,984)

Other required disclosure is as follows:

                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                   -----------------------     -----------------------
                                                      1998          1997          1998          1997
                                                   ---------     ---------     ---------     ---------
      Tax benefit from Loss on Disposal ......     $     195            --     $   1,302            --
      Provision for estimated losses through
      estimated disposal date ................           495            --     $   1,655            --

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

The following table sets forth the percentages which items in the Statement of Operations bear to revenues.

                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                           ------------------------      ------------------------
                                                              1998           1997           1998           1997
                                                           ---------      ---------      ---------      ---------
Revenues .............................................         100.0          100.0          100.0          100.0
      Cost of Sales ..................................          55.2           55.1           59.3           56.8
                                                           ---------      ---------      ---------      ---------
Gross Margin .........................................          44.8           44.9           40.7           43.2
      Selling, General and ...........................          26.7           26.1           27.3           25.9
Administrative
      Restructuring costs and non-recurring charges
                                                                  --             --           21.0             --
                                                           ---------      ---------      ---------      ---------
Operating Income (Loss) ..............................          18.1           18.8           (7.6)          17.3
Interest Income (Expense), Net .......................          (0.4)           0.2           (0.2)           0.2
                                                           ---------      ---------      ---------      ---------
Income (Loss) from Continuing Operations Before ......          17.7           19.0           (7.8)          17.5
Income Taxes
Income Taxes (Benefit) ...............................           6.1            7.7           (2.3)           7.0
                                                           ---------      ---------      ---------      ---------
Income (Loss) from Continuing Operations .............          11.6           11.3           (4.8)          10.5
Discontinued Operations:
Loss from Operations, net of income tax ..............            --           (4.3)          (2.2)          (3.8)
(Loss) on disposal, net of income tax ................          (2.9)            --           (6.7)            --
                                                           ---------      ---------      ---------      ---------
Net Income ...........................................           8.7            7.0          (13.7)           6.7
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

OTHER - The Company's effective tax rate was 34.5% in the third quarter of 1998, as compared to the 40.5% rate in the third quarter of 1997. The decrease is attributable to certain adjustments made to accommodate the restructuring charge and discontinued operations discussed in the next section, combined with the replacement of contracts in European countries with comparatively lower tax rates.

RESULTS OF OPERATIONS - Net income in the third quarter of 1998 was $2.0 million, or $0.39 per share ($0.41 basic), a decrease of $0.1 million compared to net income of $2.1 million, or $0.32 per share ($0.34 basic), in the third quarter of 1997.

DISCONTINUED OPERATIONS - Sale of the Company's Information Technologies business segment was completed in the third quarter of 1998. Based upon the terms of the final sales agreement the Company recorded an additional loss on disposal of $0.5 million net of income tax.

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

OTHER - The Company's effective tax rate was 38.9% in the first nine months of 1998, as compared to the 40.2% rate in the first nine months of 1997. The decrease is attributable to certain adjustments made to accommodate the restructuring charge and discontinued operations, combined with the replacement of contracts in European countries with comparatively lower tax rates.

RESULTS OF OPERATIONS - The net loss in the first nine months of 1998 was $2.4 million, or $0.44 per share, a decrease of $7.9 million compared to net income of $5.5 million, or $0.87 per share ($0.90 basic), in the first nine months of 1997.

DISCONTINUED OPERATIONS - Loss from discontinued operations prior to the measurement date of May 6, 1998 decreased to $1.1 million as compared to $2.0 million for the nine month period of the prior year, primarily due to the inclusion of only four months of operations for 1998. The loss on disposal of discontinued operations totaled $3.3 million.

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

                               THOMAS GROUP, INC.
                               ------------------
                                   Registrant

  March 1, 1999                           /s/ J. Thomas Williams
 ---------------                          ----------------------
       Date                                J. Thomas Williams
                                          Chief Executive Officer

  March 1, 1999                           /s/ Leland L. Grubb, Jr.
 ---------------                          ------------------------
        Date                               Leland L. Grubb, Jr.
                           Vice President, Chief Financial Officer and Treasurer
                               (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
  NO.             DESCRIPTION
-------           -----------
  27              Financial Data Schedule