Form 10-Q/A
period 1998-06-30
THOMAS GROUP INC
filed 1999-03-02
CIK 900017

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

                               THOMAS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             JUNE 30,                           JUNE 30,
                                                   ----------------------------      ----------------------------
                                                      1998             1997             1998             1997
                                                   -----------      -----------      -----------      -----------
Revenues ........................................  $    16,565      $    18,564      $    32,211      $    34,012
      Cost of Sales .............................       10,076           10,383           19,801           19,654
                                                   -----------      -----------      -----------      -----------
Gross Margin ....................................        6,489            8,181           12,410           14,358
      Selling, General and Administrative .......       14,035            4,719           19,311            8,752
                                                   -----------      -----------      -----------      -----------
Operating Income (Loss) .........................       (7,546)           3,462           (6,901)           5,606
Interest Income (Expense), Net ..................          (90)              60              (61)              68
                                                   -----------      -----------      -----------      -----------
Income (Loss)from Continuing Operations Before
      Income Taxes ..............................       (7,636)           3,522           (6,962)           5,674
Income Taxes (Benefit) ..........................       (2,905)           1,408           (2,635)           2,269
                                                   -----------      -----------      -----------      -----------
Income (Loss) from Continuing Operations ........       (4,731)           2,114           (4,327)           3,405
                                                   -----------      -----------      -----------      -----------
Discontinued Operations:
Loss from Operations, net of income tax .........         (350)            (517)          (1,092)          (1,196)
Estimated (Loss) on disposal, including
      provision for operating losses through
      disposal date, net of income tax ..........       (2,905)              --           (2,905)              --
                                                   -----------      -----------      -----------      -----------
Net Income ......................................  $    (7,986)     $     1,597      $    (8,324)     $     2,209
                                                   ===========      ===========      ===========      ===========


Earnings (Loss) per common share:
Basic:
Income from Continuing Operations ...............  $     (0.94)     $      0.35      $     (0.77)     $      0.56
Discontinued Operations:
  Loss from Operations ..........................        (0.07)           (0.09)           (0.19)           (0.20)
  Estimated Loss on Disposal ....................        (0.58)              --            (0.52)              --
                                                   -----------      -----------      -----------      -----------
Net Income (Loss) ...............................  $     (1.59)     $      0.26      $     (1.48)     $      0.36
                                                   ===========      ===========      ===========      ===========


Diluted:
Income from Continuing Operations ...............           --      $      0.34               --      $      0.54
Discontinued Operations:
  Loss from Operations ..........................           --            (0.08)              --            (0.19)
  Estimated Loss on Disposal ....................           --               --               --               --
                                                   -----------      -----------      -----------      -----------
Net Income (Loss) ...............................           --      $      0.26               --      $      0.35
                                                   ===========      ===========      ===========      ===========

Weighted average shares:
Basic ...........................................    5,031,498        6,080,673        5,634,525        6,080,748

Diluted .........................................           --        6,247,362               --        6,234,530



          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                               ----------------------
                                                                                                 1998          1997
                                                                                               --------      --------
Cash Flows From Operating Activities:
    Net income (loss) from continuing operations ............................................  $ (4,327)     $  3,405
          Adjustments to reconcile net income (loss) to net cash from operating activities
              Depreciation and amortization .................................................       785         1,344
              Provision for expatriate costs ................................................        --           100
              Provision for write-down of assets ............................................     3,602            --
              Other .........................................................................       146           (29)
              Collection of income tax refund ...............................................        --         1,800
              Gain (loss) on disposal of property ...........................................        36            --
              Deferred taxes ................................................................    (3,384)         (404)
              Change in operating assets and liabilities
                   (Increase) decrease in trade accounts receivable .........................    (3,505)       (4,637)
                   (Increase) decrease in unbilled receivables ..............................       835        (1,265)
                   (Increase) decrease in other assets ......................................     1,371           458
                   Increase (decrease) in accounts payable and accrued liabilities ..........     2,897            43
                   Increase (decrease) in income taxes payable ..............................      (761)          264
                                                                                               --------      --------
                        Net Cash Provided By (Used In) Operating Activities .................    (2,305)        1,079

Cash Flows From Investing Activities:
    Capital expenditures ....................................................................      (402)       (1,436)
    Capitalization of software development costs ............................................        --          (839)
      Other .................................................................................        --           (45)
                                                                                               --------      --------
                        Net Cash Used In Investing Activities ...............................      (402)       (2,320)

Cash Flows From Financing Activities:
    Purchase of treasury stock ..............................................................   (10,605)         (186)
    Proceeds from exercise of stock options .................................................       350           151
    Other long-term obligations .............................................................       (81)           13
    Advances - line of credit ...............................................................    22,589         5,200
    Repayment - line of credit ..............................................................   (19,408)       (4,400)
    Net repayments from (advances to) affiliates ............................................     2,274          (713)
                                                                                               --------      --------
                        Net Cash Provided By (Used In) Financing Activities .................    (4,881)           65




          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                                     SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                  ----------------------
                                                                    1998          1997
                                                                  --------      --------
Effect of Exchange Rate Changes on Cash ........................       (78)         (151)
                                                                  --------      --------
Net cash used in continuing operations .........................    (7,666)       (1,327)
    Discontinued Operations:
          Net cash used in operating activities ................    (1,238)       (2,138)
          Net cash used in investing activities ................        --          (677)
          Net cash provided by (used in) financing activities ..        --           901
                                                                  --------      --------
                   Net Cash (Used In) Discontinued Operations ..    (1,238)       (1,914)

Net decrease in cash and cash equivalents ......................    (8,904)       (3,241)

    Cash and Cash Equivalents:
          Beginning of period ..................................    11,254         5,711
                                                                  --------      --------
          End of period ........................................  $  2,350      $  2,470
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

The assets and liabilities of Information Technologies consisted of the following at June 30, 1998 (000's omitted):

Accounts receivable ............................  $ 774
Other ..........................................      5
                                                  -----
  Total assets of Information Technologies .....    779
                                                  -----
Accounts payable and accrued expenses ..........    580
Advance payments ...............................    393
                                                  -----
Total liabilities of Information Technologies ..    973
                                                  -----

  Net assets of Information Technologies .......  $(194)
                                                  =====

The net loss from operations of Information Technologies prior to May 6, 1998 is as follows:

                                      THREE MONTHS ENDED JUNE 30, SIX MONTHS ENDED JUNE 30,
                                      --------------------------  ------------------------
                                         1998         1997         1998         1997
                                        -------      -------      -------      -------
Revenues ..........................     $   957      $ 2,098      $ 2,040      $ 3,526
(Loss) before income taxes ........        (352)        (861)     $(1,562)     $(1,993)
Income tax benefit ................           2          344          470          797
(Loss) from discontinued operations        (350)        (517)     $(1,092)     $(1,196)

Other required disclosure is as follows:

                                       THREE MONTHS ENDED JUNE 30, SIX MONTHS ENDED JUNE 30,
                                       --------------------------  ------------------------
                                            1998         1997         1998         1997
                                           -------      -------      -------      -------
Tax benefit from Loss on Disposal ......    $1,047         --         $1,047          --
Provision for estimated losses through
estimated disposal date ................    $1,655         --         $1,655          --

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

The following table sets forth the percentages which items in the statement of operations bear to revenues.

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                            JUNE 30,               JUNE 30,
                                                      ------------------      ------------------
                                                       1998        1997        1998        1997
                                                      ------      ------      ------      ------
 Revenues ..........................................   100.0       100.0       100.0       100.0
      Cost of Sales ................................    60.8        55.9        61.5        57.8
                                                      ------      ------      ------      ------
Gross Margin .......................................    39.2        44.1        38.5        42.2
      Selling, General and Administrative ..........    26.3        25.4        29.9        25.7
      Restructuring costs ..........................    58.4          --        30.0          --
                                                      ------      ------      ------      ------
 Operating Income (Loss) ...........................   (45.6)       18.6       (21.4)       16.5
 Interest Income (Expense), Net ....................    (0.5)         .3        (0.2)         .2
                                                      ------      ------      ------      ------
Income (Loss) from Continuing Operations
Before Income Taxes ................................   (46.1)       19.0       (21.6)       16.7
Income Taxes (Benefit) .............................   (17.5)        7.6        (8.2)        6.7
                                                      ------      ------      ------      ------
Income (Loss) from Continuing Operations ...........   (28.6)       11.4       (13.4)       10.0
Discontinued Operations:
Income (Loss) from Operations ......................    (2.1)       (2.8)       (3.4)       (3.5)
Estimated (Loss) on disposal, including provision
for operating losses through disposal ..............   (17.5)         --        (9.0)         --
                                                      ------      ------      ------      ------
Net Income .........................................   (48.2)        8.6       (25.8)        6.5
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

OTHER - The Company's effective tax rate was 38% in the second quarter of 1998, as compared to the 40% rate in the second quarter of 1997. The decrease is attributable to certain adjustments made to accommodate the restructuring charge and discontinued operations.

RESULTS OF OPERATIONS - Net loss in the second quarter of 1998 was $4.7 million, or $0.94 per share, a decrease of $6.8 million compared to net income of $2.1 million, or $0.35 per share, in the second quarter of 1997.

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

OTHER - The Company's effective tax rate was 38% in the first half of 1998, as compared to the 40% rate in the first half of 1997. The decrease is attributable to certain adjustments made to accommodate the restructuring charge and discontinued operations.

RESULTS OF OPERATIONS - The net loss in the first half of 1998 was $4.3 million, or $0.77 per share, a decrease of $7.9 million compared to net income of $3.4 million, or $0.56 per share ($0.54 diluted), in the first half of 1997.

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

CASH FLOWS FROM DISCONTINUED OPERATIONS - Cash used in discontinued operations in the first half of 1998 totaled $1.2 million as compared to $1.9 million in the first half of 1997.

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