Form 10-K405
period 1998-12-31
THOMAS GROUP INC
filed 1999-03-12
CIK 900017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] FOR THE YEAR ENDED DECEMBER 31, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission file number 0-22010

                               THOMAS GROUP, INC.
             (Exact name of registrant as specified in its charter)


                       DELAWARE                                                        72-0843540
(State or other jurisdiction of incorporation or organization)            (I.R.S.  Employer Identification No.)


5221 NORTH O'CONNOR BOULEVARD, SUITE 500, IRVING, TEXAS                                    75039-3714
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes / No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 26, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $44,809,000, based on the NASDAQ-NMS closing price.

As of February 26, 1999, the following number of shares of the registrant's stock were outstanding:

               Common Stock                              4,988,519
               Class B Common Stock                         14,345
                                                    --------------
               Total                                     5,002,864
                                                    ==============

                      DOCUMENTS INCORPORATED BY REFERENCE.

(a) Portions of the 1998 Annual Report to Shareholders are herein incorporated by reference into Part III.

(b) Portions of the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III.


                               TABLE OF CONTENTS

PART I                                                                                                   PAGE
                                                                                                         ----
     Item 1.            Business                                                                           1
     Item 2.            Properties                                                                         6
     Item 3.            Legal Proceedings                                                                  6
     Item 4.            Submission of Matters to a Vote of Security Holders                                7

PART II

     Item 5             Market for Registrant's Common Equity and Related Stockholder Matters              8
     Item 6             Selected Financial Data                                                            9
     Item 7             Management's Discussion and Analysis of Financial Condition and Results
                           Of Operations                                                                  10
     Item 7a            Quantitative and Qualitative Disclosure About Market Risk                         17
     Item 8             Financial Statements and Supplementary Data                                       17
     Item 9             Changes in and Disagreements with Accountants on Accounting and                   17
                           Financial Disclosure

PART III

     Item 10            Directors and Executive Officers of the Company                                   18
     Item 11            Executive Compensation                                                            18
     Item 12            Security Ownership of Certain Beneficial Owners and Management                    18
     Item 13            Certain Relationships and Related Transactions                                    18

PART IV

     Item 14            Exhibits, Financial Statement Schedules, and Reports on Form 8-K                  19
                        Signatures                                                                        21

Index to Consolidated Financial Statements                                                               F-1

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         The Company, established in 1978, provides management consulting services designed to improve the competitiveness and profitability of the Company's clients. The Company's specific methodology, known as Total Cycle Time, focuses on reducing the time spent on revenue production, product development and administrative processes. By accelerating these processes using Total Cycle Time methodology, clients are able to improve responsiveness to customers, accelerate new product design and introduction and increase quality and productivity, thereby resulting in improvements in financial performance. The Company's clients are typically large companies, many of which are included in the Fortune 1000.

         In February 1998, the Company announced the appointment of J. Thomas Williams, the former President of the European Business Unit, as President and Chief Operating Officer of the Company. Alexander Young, the former President and Chief Operating Officer became President of the Services Business Unit. In May 1998, the Board of Directors elected Mr. Williams as Chief Executive Officer and as a director of the Company. General John T. Chain, Jr., a member of the Company's Board of Directors since May 1995, was elected as Chairman of the Board. Philip R. Thomas, founder and former Chairman and Chief Executive Officer, retired but remained an outside director of the Company until the Annual Meeting of Stockholders in July 1998.

         The need for the Company's Total Cycle Time services arises from growing competitive pressures that affect most industries worldwide and require companies to respond with faster development and supply of goods and services. The Company believes this change has been caused by several factors, including shorter product life cycles, higher quality standards and technological innovation. Burdened by slow, bureaucratic operations, many companies risk deteriorating margins, product obsolescence and loss of market share. Past competitive advantages such as size, market position and reputation are often no longer sufficient to maintain a leading competitive position. As a result, traditional management techniques, which often focus on individual departments or functional units of a business, rather than processes, may lessen a company's ability to respond to market opportunities.

        Utilizing Total Cycle Time methodology, the Company analyzes a client's business, determines potential performance improvements, trains the client's senior management and employees, and works to implement actions to improve operating performance. Total Cycle Time services are designed to enable the Company's clients to achieve quantifiable results, such as improved profitability, greater productivity, more effective asset utilization and reduced time in developing and delivering new products to market, thereby making clients more competitive. Due to the Company's prior success with and confidence in Total Cycle Time services, the Company is generally willing to accept a combination of fixed fees and incentive fees based on measurable improvements in a client's business operations.

        As part of a restructuring of the Company in the second quarter of 1998, the Company exited its software business segment, wrote down underutilized assets and incurred personnel charges to focus on its core competency - business process improvement.

        TOTAL CYCLE TIME

        The Total Cycle Time methodology developed and employed by the Company is used to analyze and re-engineer a client's business into components of three basic processes: the development of new products and services; the production and delivery of goods and services; and the definition and implementation of strategies to capitalize on fast response. By defining such processes, the Company is able to quantify a client's existing performance levels using measures of time, productivity, asset utilization, cost and quality. These measurements are then used to establish operating and financial improvements the Company believes can be obtained by a client using existing or reduced resources. Total Cycle Time implementation programs typically span one to three years, although new, more targeted products can be implemented in three to six months.

        The Company's activities begin with the assessment of a potential client's existing level of performance. This assessment typically includes site visits, interaction with management and an analysis of historical performance. The

Company uses the results of this assessment to determine the estimated operating and financial improvements that can be obtained by the client using existing or reduced resources through the implementation of Total Cycle Time. The Company then analyzes whether a Total Cycle Time program or shorter-term products will generate sufficient benefits to the client prior to proceeding with a proposal.

        The Company believes that results from the implementation of Total Cycle Time programs will be obtained only if the senior executives of a client are committed to change. Consequently, the Company may provide a client's chief executive officer (or chief operating officer of a business unit) and senior managers a CEO workshop tailored exclusively for the client. The CEO workshop is generally conducted at a site selected by the client or at the Company's CEO Center, a remote facility located near Baton Rouge, Louisiana. At the concentrated workshop, a client will gain exposure to Total Cycle Time tools, help define what the client's business is capable of achieving, identify the critical processes/high leverage areas within the client's company, identify appropriate measurements for each of the critical processes and learn how the improvement of critical processes will lead to tangible results. A key objective of the workshop is to build a business team commitment to improve performance using Total Cycle Time as the driver for process improvement. See "Business Facilities." If a full CEO workshop is not relevant due to the length of the selected Thomas Group program then the Company's methodology is introduced and trained in an integrated manner along with the implementation of fast process improvements at the client.

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

        During implementation of a Total Cycle Time program, the Company transfers its methodology to a client. The Company works with a client to internalize Total Cycle Time in order to sustain a change in a client's culture after the company's personnel complete the bulk of the program. The Company grants its clients a limited license to use Total Cycle Time rights internally following completion of a program. See "Intellectual Property."

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

        Emphasize Results. The Company may enter into incentive fee contracts, which make the Company's revenue from a particular program partially contingent upon certain results. The Company offers incentive fee contracts in cases where the client may doubt the ability of Thomas Group to extract change. This willingness differentiates Thomas Group from competitors, who generally charge fees based on time expended regardless of results. These incentive fee contracts demonstrate the Company's confidence that its programs will positively enhance the businesses of its clients.

        Targets Large Clients and Multiple Program Opportunities. The Company has focused its marketing efforts on companies with annual revenues ranging from $500 million to $50 billion, preferably with sequential program opportunities, in the specific industry business units the Company has identified. The Company believes larger clients provide greater revenue opportunities because such clients are likely to realize greater economic benefit from the Company's services.

        Active Involvement and Method for Continuous Improvement. By implementing Total Cycle Time throughout a complete business or business unit in cooperation with a client's management, the Company believes it can more effectively influence business culture and processes and provide clients with the methodology necessary for continuous improvement. In contrast, traditional consulting firms often provide only isolated expertise in the form of written assessments or reports that focus on discrete functions or an isolated segment of a business.

        Experienced Professional Staff. The Company employs professionals with extensive business management experience. Traditional consulting firms often hire recent business school graduates with expertise in a particular subject rather than expertise in business management.

        Program Focus. The Company focuses on cultural and business process barriers rather than on subject matter barriers and functional units, which the Company believes have less impact on improving a client's performance.

        CLIENTS

        The Company's clients are typically large, well-established manufacturing, project and service companies, or distinct business units of such companies, in the United States, Europe, and the Asia/Pacific region. Many of the Company's clients are Fortune 1000 companies (or equivalent size non-U.S. companies) or units thereof. The Company has worked for over 250 clients, including the following:

DOMESTIC CLIENTS:


American Microsystems                         Pinnacle Automation
Bell Packaging                                Polaroid
Chief Auto Parts                              Rohm and Haas
Coleman Outdoor Products                      Skychefs Caterair
Cypress Semiconductor                         Signetics
Cyprus Amax                                   Tastemaker
Delco Electronics                             Teledyne
Detroit Diesel                                Texas Instruments
Dresser Industries                            W.W.  Grainger
DSC Communications                            Wacker Chemtronic
Douglas Aircraft                              Western Digital
Dover
Dresser Industries                            INTERNATIONAL CLIENTS:
Electronic Data Systems                       ABB Asea Brown Boveri
General Electric                              Bosch Blaupunkt
General Motors                                Greuguet
GTS                                           Euclid Hitachi
Graphic Controls                              Gemplus
Gulfstream Aerospace                          Hilti
Hillenbrand Industries                        Philco Tatuapa Radio & Televisao
ITT                                           Philips N.V.
Moore Business Forms                          Saab
Motorola                                      Schindler
National Semiconductor                        SGS Thomson  Microelectronics
Olivetti                                      Siemens
Osram Sylvania                                Johnson Electric
Pawnee Industries

         There can be no assurance that in the future the Company will perform services for any of the companies listed above. In order to maintain and increase its revenues, the Company will need to add new clients or expand existing client relationships to include additional divisions or business units of such clients.

The Company operates in one operating segment, but conducts its business primarily in three geographic areas, the United States, Europe and Asia. Information regarding these areas follows:


In thousands of dollars        United States   Europe      Asia     Corporate     Total
---------------------------------------------------------------------------------------------
Year ended December 31, 1998:
Sales to unaffiliated clients     $48,027     $16,764     $ 3,570     $  --       $68,361
Long-lived assets                 $ 3,420     $   572     $    54     $ 6,494     $10,540

Year ended December 31, 1997:
Sales to unaffiliated clients     $49,747     $14,903     $ 4,970     $  --       $69,620
Long-lived assets                 $10,850     $   829     $    81     $ 5,191     $16,951

Year ended December 31, 1996:
Sales to unaffiliated clients     $45,445     $18,357     $ 1,209     $  --       $65,011
Long-lived assets                 $13,001     $ 1,109     $    40     $ 3,318     $17,468

         In 1998, one client, General Motors, accounted for an aggregate of 30% of the Company's total revenues. In 1997, two clients, LSG Skychefs and General Motors, accounted for an aggregate of 20% of the Company's total revenues. In 1996, three clients, LSG Skychefs, Siemens and Moore Business Forms, accounted for an aggregate of 34% of the Company's total revenues

SALES AND MARKETING

         In addition to direct sales efforts, the Company's services are marketed using several methods, including:

         References and Referrals. The Company believes that references and referrals from clients are its most powerful sales tool. Even without a direct referral, clients are frequently contacted for their evaluation of the Company and its services. In addition, the Company believes that each Total Cycle Time program holds the potential for added revenues by exposing the Company and its programs to other business units, customers and suppliers of each client.

         Lectures and Publications. The Company also markets its services through lectures and publications. Five books provide an introduction to the value of implementing Total Cycle Time. These five books are Competitiveness Through Total Cycle Time, Getting Competitive, Time Warrior, Quality Alone is Not Enough and Survival at Nodulex. In addition, the Company promotes the publication in periodical and business journals, of articles about time-based management generally and Total Cycle Time specifically. Company personnel also lecture to chambers of commerce, trade associations, and business symposia on the subject of achieving competitiveness through the application of Total Cycle Time.

CONTRACTUAL ARRANGEMENTS

         The Company performs Total Cycle Time services for clients pursuant to contracts generally with terms of one to three years or targeted process improvement programs that could last from three to six months. Clients compensate the Company for its services in the form of fixed fees or a combination of both fixed and incentive fees (based on client improvements achieved). The Company's fee structure is based on a client's size, which defines the magnitude of anticipated results, the complexity and geographic deployment of a client's business, and the total level of improvement opportunity available to a client and certain other factors.

         Fixed fees are recognized as revenues monthly over the term of a program. Incentive fees are generally based on objective measures, such as cycle time reduction, inventory reduction, accounts receivable reduction, profit improvement or other quantifiable objectives and are recognized as revenues as earned under the terms of the relevant contract. Factors such as a client's commitment to Total Cycle Time, general business and economic cycles, and a client's product position in the marketplace will affect the performance of the Company's clients, thus affecting the Company's revenues from incentive fee compensation. In 1998, 1997 and 1996, approximately 21%, 25% and 27%, respectively, of the Company's revenues were attributable to incentive fees.

         The Company includes in its business under commitment (backlog) signed client contracts with terms generally ranging from 12 to 18 months. Business under commitment was $50 million at December 31, 1998 of which approximately $11 million is not expected to be realized within fiscal 1999.

PROFESSIONAL STAFF

         The Company's staff of business professionals who apply Total Cycle Time methodology are referred to by the Company as "Resultants." For its Resultant work force, the Company employs individuals with significant problem-solving and managerial skills from fields including manufacturing, engineering and finance. The Company's Resultants typically have 15 to 20 years of business management and specific industry experience. The Company provides computer-based, classroom, textbook and videotape training for all new Resultants. The Company historically has experienced less than 10% voluntary annual turnover of its Resultants, reflecting the stable nature of its workforce. The Company provides its Resultants with the opportunity to share in the Company's profits and achieve significant bonuses through results-oriented compensation such as the Company's stock option and bonus plans.

COMPETITION

         Traditional consulting firms provide services similar in some respects to the services provided by the Company. Providers of such services include A.T. Kearney, Inc., Boston Consulting Group, McKinsey & Co. and major international accounting firms, as well as several small firms that primarily focus on time-based management services. Many of the Company's competitors have greater personnel, financial, technical and marketing resources than the Company, and there can be no assurance that the Company will be able to compete successfully with its existing competitors or with any new competitors.

         The Company believes that the competitive factors most important to its business are the unique quality of its Total Cycle Time methodology, the quality of its professional staff, its willingness to be compensated on an incentive basis, its reputation for achieving targeted results, and its dedication to selling results. The Company believes that no significant competitor offers their clients the opportunity to base fees on the results achieved.

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

         Because the Total Cycle Time methodology or related shorter-term products are not capable of being patented, there can be no assurance that the Company will not be subject to competition from others using substantially similar methodologies. However, the Company believes that its base of knowledge, experience and clients provide it with a competitive advantage.

INTELLECTUAL PROPERTY

         The Company has secured federal registration for the service marks "Total Cycle Time", "TCT(R)", "5 I's Process" and "Cycles of Learning." These registrations expire from August 2002 to January 2003. The Company has filed an application for federal service mark registration for "Resultants." "AIP Management," "AIP's(SM)," "Actions-In-Process" and "Speed Driven Results." The Company has also made appropriate filings in several European countries to secure protection of its marks in those countries. The Company considers each of these service marks or trademarks to be significant to the Company's business.

         The Company's proprietary methodologies have been developed over 20 years at great expense, have required considerable effort on the part of skilled professionals, are not generally known and are considered trade secrets. Although the Company's services necessarily incorporate trade secrets, the Company maintains its trade secrets in strict confidence and as part of its standard engagement grants clients a limited license to make internal use of certain of the Company's proprietary methodologies following completion of a program.

         The Company has entered into nondisclosure and non-compete agreements with substantially all of its current and former employees. There can be no assurance that such agreements will deter any employee of the Company from disclosing confidential information to third parties or from using such information to compete with the Company in the future.

FACILITIES

         The Company moved from its 25,000 square feet principal executive office on the 25th floor of an office tower in Irving, Texas to the 5th floor of the same office complex. The Company leases approximately 22,000 square feet of office space under leases that expire in August, 2001 and December, 2002. The Company also leases space for its offices in Troy, Michigan; Frankfurt, Germany, and Singapore. The Company believes that these facilities are adequate for its current needs.

         The Company has entered into 25 year lease agreements with Philip Thomas, founder and former Chief Executive Officer, for land on which an executive training facility is situated and a separate Residential Facilities Usage Agreement for guest accommodations situated on Mr. Thomas' adjacent property. The land is leased pursuant to two 25-year leases entered into in December, 1991 and January, 1994. The annual rentals on these leases is $6,000 each, one of which has been prepaid through the year 2016. The Residential Facilities Usage Agreement on the guest accommodations provides for monthly payments of $12,960 through November 30, 2016. On December 31, 1995, the Company prepaid the Residential Facilities Usage Agreement lease in its entirety at a negotiated discount to future payments.

EMPLOYEES

         At January 31, 1999, the Company had a total of 255 employees, consisting of 142 full-time Resultants(SM), 44 part-time Resultants(SM), and 69 sales and administrative employees. The Company's employees are not represented by a labor union nor are they subject to any collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES.

         The Company's principal executive office is located in Irving, Texas. The Company also leases space its offices in Troy, Michigan; Frankfurt, Germany, and Singapore. The Company currently leases 60 acres of land near Baton Rouge, Louisiana, on which the Company conducts seminars when the customer has not selected an alternate location. The Company considers these properties to be adequate for their business purposes.

ITEM 3. LEGAL PROCEEDINGS.

         The Company has become subject to various claims and other legal matters, described below, in the course of conducting its business. The Company believes that neither such claims and other legal matters nor the cost of prosecuting and/or defending such claims and other legal matters should have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows.

         The Company is party to a legal action styled Creative Dimensions in Management, Inc. v. Thomas Group, Inc., filed September 17, 1996 in the U.S. District Court for the Eastern District of Pennsylvania. This matter arises out of disputes under two agreements between the Company and Creative Dimensions in Management, Inc. ("CDM"), a small private Company with whom the Company had an alliance. The Company is contesting CDM's claims and is pursuing its counterclaims vigorously. The matter is currently set for trial in March, 1999.

         In the case of Thomas Group, Inc. v. Blevins, et al., filed May 19, 1997 in the U.S. District Court for the Northern District of Texas, and in the case styled Blevins, et al. v. Thomas Group, Inc., et al., filed June 9, 1997 in the U.S. District Court for the Northern District of Ohio, each party has asserted claims arising out of the purchase agreement and consulting agreement in connection with the Company's purchase of Interlink Technologies ("Interlink"). As a result of losses sustained by its subsidiary, the Company asserted claims in the Texas action against Ron Blevins and Mike Smith, the former owners of Interlink, for breach of contract and fraudulent misrepresentation. The Texas federal action was transferred to Ohio and consolidated with the Ohio federal action. The trial date has been set for July

27, 1999. The Company believes the former owners' claims have no merit, and it is the Company's intention to vigorously pursue its own claims against the former owners of Interlink, as well as vigorously defend against the former owners' claims.

         The Company is party to a legal action styled Philip R. Thomas and Wayne Heirtzler Thomas v. Thomas Group, Inc., before the U.S. District Court, Middle District of Louisiana, consolidated with another action styled Thomas Group of Louisiana, Inc. v. Philip R. Thomas and Wayne Heirtzler Thomas. Mr. and Mrs. Thomas are seeking to "enforce leases" and have seized, under a writ of sequestration, movable assets at the Company's CEO Center in Louisiana. No damages are alleged by Mr. and Mrs. Thomas. The second suit was filed against Mr. and Mrs. Thomas by a subsidiary of the Company, seeking to dissolve the writ of sequestration and asserting a claim for damages. A hearing was held on February 2, 1999 on the motions of the Company and its subsidiary to dissolve the writ of sequestration, and the court has lifted the sequestration order.

         The Company is party to a legal proceeding with the former Chairman and CEO of the Company, styled Thomas Group, Inc. v. Philip Thomas. The Company timely paid Mr. Thomas all benefits due him under his written employment agreement, including a $1.8 million severance payment, yet Mr. Thomas has demanded additional compensation and retirement benefits. On December 18, 1998, the Company initiated this proceeding before the American Arbitration Association in Dallas, Texas pursuant to an arbitration clause in Mr. Thomas' employment agreement. On December 31, 1998, Mr. Thomas filed suit in Dallas County District Court in an action styled Philip R. Thomas v. Thomas Group, Inc. The Company believes Mr. Thomas' claims have no merit, vigorously contests Mr. Thomas' claims, has moved to stay the litigation based on the parties' written agreement to arbitrate, and is seeking a determination that Mr. Thomas is owed nothing further as a result of his employment relationship with the Company.

The Company has become subject to various other claims and other legal matters, such as collection matters initiated by the Company, in the course of conducting its business. The Company believes that neither such claims and other legal matters nor the cost of prosecuting and/or defending such claims and other legal matters should have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR REGISTRANT'S COMMON EQUITY

         The Company's Common Stock is traded on the over the counter market on the NASDAQ National Market System under the symbol TGIS. The stock prices set forth represent the highest and lowest sales prices per share of the Company's Common Stock as reported by the NASDAQ National Market System. The prices reported in the following table by the NASDAQ National Market System reflect inter-dealer prices without retail mark-up, markdown or commissions.

              Quarter Ended                 High             Low
              -------------                 ----             ---
March 31, 1997                             $11.50          $ 6.63
June 30, 1997                              $12.50          $ 7.00
September 30, 1997                         $14.00          $10.50
December 31, 1997                          $13.00          $10.00
March 31, 1998                             $ 9.00          $ 8.81
June 30, 1998                              $10.75          $10.50
September 30, 1998                         $ 9.06          $ 9.06
December 31, 1998                          $10.50          $ 9.00

         There is no established public market for the Company's Class B Common Stock.

HOLDERS OF RECORD

         As of January 31, 1999 there were approximately 130 holders of record of the Company's Common Stock.

DIVIDENDS

         The Company has not paid cash dividends on its Common Stock. The Company intends to retain future earnings in order to provide funds for use in the operation and expansion of the business, and, accordingly, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6.       SELECTED FINANCIAL DATA.

         The following table sets forth selected historical financial information regarding the Company. This historical financial information has been derived from the audited financial statements of the Company and is adjusted for the elimination of results from operations of discontinued operations. This information should be read in conjunction with, and is qualified by, the consolidated financial statements and notes thereto included in this Annual Report to Stockholders.

                                                                   Year ended December 31,
In thousands, except per share data          1998            1997             1996             1995           1994
-----------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Revenues from continuing operations     $    68,361      $    69,620      $    65,012      $    63,392     $    52,460
Operating Expenses                           68,069           58,625           59,604           53,183          52,899
                                        -------------------------------------------------------------------------------
Operating Income (Loss)                         292           10,995            5,408           10,209            (439)
Net gain on securities sale                    --               --               --               --               479
Interest income (expense)                      (164)             159              252              524             105
                                        -------------------------------------------------------------------------------
Income from continuing operations
  before Income Taxes                           128           11,154            5,660           10,733             145
   Income Taxes                                  37            4,461            2,264            4,203              99
                                        -------------------------------------------------------------------------------
Income from continuing operations                91            6,693            3,396            6,530              46
Discontinued operations:
Loss from operations, net of tax             (1,092)          (4,267)          (1,571)             225            --
Loss on disposal, net of tax                 (3,341)            --               --               --              --
                                        -------------------------------------------------------------------------------
Net Income (Loss)                       $    (4,342)     $     2,426      $     1,825      $     6,755     $        46
                                        ===============================================================================

Earnings (loss) per share
Basic
Income from continuing operations       $      0.02      $      1.10      $      0.57      $      1.09     $      0.01
Loss from discontinued operations             (0.84)           (0.70)           (0.26)            0.04            --
                                        -------------------------------------------------------------------------------
Net income (loss)                        $   ( 0.82)     $      0.40      $      0.31      $      1.13     $      0.01
                                        ===============================================================================

Diluted
Income from continuing operations       $      0.02      $      1.06      $      0.54      $      1.04     $      0.01
Loss on discontinued operations               (0.82)           (0.68)           (0.25)            0.04            --
                                        -------------------------------------------------------------------------------
Net income (loss)                       $     (0.80)     $      0.38      $      0.29      $      1.08     $      0.01
                                        ===============================================================================

Weighted average shares
  Basic                                   5,304,882        6,097,782        5,963,394        5,998,009       5,792,333
  Diluted                                 5,433,707        6,327,484        6,309,970        6,282,036       6,127,332

BALANCE SHEET - YEAR END
Working Capital                         $    13,600      $    20,738      $    15,705      $    20,001     $    15,248
Total Assets                                 31,631           44,386           38,890           40,157          27,567
Long-term Obligations, Including
   Current Maturities                         3,257            3,286            1,661            1,128           1,131
Total Stockholders'
   Equity                                    21,212           34,708           31,512           31,051          22,277

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company derives the majority of its revenues from monthly fixed and incentive fees for the implementation of Total Cycle Time and other business improvement programs. Incentive fees are tied to improvements in a variety of client performance measures typically involving response time, asset utilization, productivity and profitability. Due to the Company's use of incentive fee contracts, variations in revenue levels may cause fluctuations in quarterly results. Factors such as a client's commitment to a Total Cycle Time program, general economic and industry conditions, and other issues could affect a client's business performance, thereby affecting the Company's incentive fee revenues and quarterly earnings. Quarterly revenue and earnings of the Company may also be impacted by the size of individual contracts relative to the annual revenues of the Company.

In February 1998, the Company announced the appointment of J. Thomas Williams, the former President of the European Business Unit, as President and Chief Operating Officer of the Company. Alexander Young, the former President and Chief Operating Officer, became President of the Services business unit. In May 1998, Philip R. Thomas retired as Chairman of the Board and Chief Executive Officer. The Board of Directors elected Mr. Williams as Chief Executive Officer and as a director of the Company. General John T. Chain, Jr., a member of the Company's Board of Directors since May 1995, was elected as Chairman of the Board.

On May 6, 1998, the Company announced a plan to realign its corporate structure. The restructuring charges include approximately $3.0 million for personnel reduction costs, a reserve totaling $5.9 million which was established against the value of certain leasehold improvements and other underutilized and unnecessary facilities, and miscellaneous other charges of approximately $0.8 million. The Company also recorded a non-recurring charge of $0.8 million in the first quarter of 1998 associated with the departure of three senior level managers.

Prior to May 1998, the Company, through its Information Technologies business unit, provided software solutions for certain business processes through the sale of software licenses, services and maintenance, and computer hardware. These services were provided through subsidiary companies purchased in August 1995 and July 1996, which each experienced several quarters of operating losses. On May 6, 1998, the Company announced its plan to dispose of its Information Technologies business unit. In connection with this decision, the Company took an after tax charge of approximately $2.9 million as the estimated loss on disposal of the segment, including estimated operating losses during the phase-out period and up to the anticipated date of sale.

The sale of the Thomas Group Information Technologies assets closed on August 31, 1998. No proceeds were received at the time of the transaction, but the agreements included potential earn-outs over the next five years. In exchange, the Company was relieved of the liabilities related to extended service contracts. Terms of the sale required a revision to the estimated loss on disposal and an additional $0.4 million after tax charge was recorded in the third quarter of 1998.

With the 1998 management and organizational changes completed, the Company's focus will be on future revenue growth. Management is currently evaluating several options for increasing revenue, including establishing strategic partnerships, acquisitions of small consulting companies, and leveraging past and current client relationships.

In addition to its domestic operations, the Company has operations and contracts in Europe and the Asia/Pacific region. Contracts in these regions traditionally have been denominated in the local currency of the client for which the service is performed; therefore, the Company is exposed to currency fluctuation risks.

UNLESS OTHERWISE STATED, THE DISCUSSION THAT FOLLOWS PERTAINS TO CONTINUING OPERATIONS ONLY.

                                                             PERCENTAGE OF REVENUES
                                                          FOR YEAR ENDED DECEMBER 31,
                                                   1998                1997                1996
                                               ------------        -------------       -------------
Revenues from continuing operations              100.0%               100.0%             100.0%
Cost of Sales                                     58.0%                57.9%              63.7%
                                               -----------------------------------------------------
Gross Margin                                      42.0%                42.1%              36.3%
Selling, General and Administrative               41.6%                26.2%              28.0%
                                               -----------------------------------------------------
Operating Income                                   0.4%                15.9%               8.3%
Interest Income (Expense), net                    (0.2)%                0.2%               0.4%
                                               -----------------------------------------------------
Income from continuing operations                  0.2%                16.1%               8.7%
before income taxes
Income taxes                                       0.1%                 6.4%               3.5%
                                               -----------------------------------------------------
Income from continuing operations                  0.1%                 9.7%               5.2%
                                               =====================================================

RESULTS OF OPERATIONS

Years Ended December 31, 1998 and December 31, 1997

Revenues

Revenue decreased $1.2 million, or 2% from $69.6 million in 1997 to $68.4 million in 1998; however, the number of active programs in 1998 increased. Also, in 1998 the Company had fewer incentive programs and consequently, less revenue volatility. Incentive revenues in 1998 were $14.0 million or 21% of total revenues a decrease from $18.6 million or 27% of revenue in 1997.

United States revenues decreased $1.7 million, or 3%, from $49.7 million in 1997 to $48.0 million in 1998. The revenue mix reflects a strong increase in the operations of the Company's Aviation and Automotive business units combined with a decrease in Electronics business unit and Consumer and Industrial Products' business unit operations in 1998. This decline is partially due to a reduction in the number of semiconductor clients. Effective January 1, 1999, the Company has realigned itself along what it believes are the industry and geographic areas with the highest growth potential in the near future. In this realignment the Electronics and Consumer and Industrial Products business units were merged into other business units. The Company's current business units are Aviation, Automotive, Business Solutions, Service, Telecommunications, Europe and Asia/Pacific. Two new business units, Business Solutions and Telecommunications, re expected to generate revenue almost immediately, as the Company already is recognizable as experienced in these industries.

Also affecting 1998 revenue was the decrease in the Company's Asia/Pacific business unit where revenues decreased to $3.6 million in 1998 from a high in 1997 of $5.0 million. The Company anticipates that revenues for this business unit will have limited growth until companies and the general economy in this region regain financial stability. The Company continues to work closely with its existing and potential clients on structuring fees that are compatible with the continuing Asian economic situation.

European revenues increased $1.9 million, to $16.8 million in 1998 from $14.9 million in 1997. The primary source of this increase is the addition of a large contract in Sweden and two additional significant contracts through the Company's Switzerland operations. European revenue may decline in 1999 due to the completion of several programs in late 1998 that have not yet been replaced.

Gross Profit

Gross profit for 1998 decreased slightly to $28.7 million in 1998 from $29.3 million in 1997. As a percentage of sales, gross margin remained steady at 42% from 1997 to 1998. In 1998, the Company increased the use of part-time Resultants(SM) who are compensated only when they are working on client assignments. This use of part-time employees is designed to reduce the volatility of the Company's profit margin in the event of a reduction in the number of active contracts.

Selling, General and Administrative

Selling, general and administrative expenses increased significantly due to a $9.7 million restructuring charge in the second quarter of 1998. On May 6, 1998, the Company announced a plan to realign its corporate structure. The restructuring charges include approximately $3.0 million for personnel reduction costs, a reserve totaling $5.9 million which was established against the value of certain leasehold improvements and other underutilized and unnecessary facilities, and miscellaneous other charges of approximately $0.8 million. The Company also recorded a non-recurring charge of $0.8 million in the first quarter of 1998 associated with the departure of three senior level managers.

Excluding the effect of the restructuring and non-recurring charges, selling, general and administrative expenses decreased slightly to $17.9 million in 1998 from $18.3 million in 1997. Significant cost savings in personnel costs, rent expense and sales and marketing expenses obtained as a result of restructuring in the second quarter of 1998 were offset by increased employee bonuses and $1.0 million in increased legal costs. The Company anticipates that the legal issues temporarily increasing legal expenses will conclude in 1999. Additionally, costs related to telephone and internet connectivity increased as the Company developed it's own intranet and increased its use of teleconferencing in order to reduce travel expense. Additionally, the Company increased its technology expenditures by approximately $0.6 million as it continued to upgrade its systems, networks, and general support for travelling ResultantsSM.

Income Taxes

The Company's effective tax rate in 1998 was 29%, compared to 40% in 1997. The tax rate has been significantly affected by issues related to the restructuring charge in the second quarter of 1998 and the allowance that has been established against the deferred tax asset related to deferred tax assets on foreign operations and includes the Asian net operating loss, the foreign tax credit carryover and certain temporary differences related to foreign operations. The Company has deferred tax assets of $4.9 million at December 31, 1998. Management believes that current and future levels of taxable income will be sufficient to realize the benefits of the deferred tax assets.

Income from Continuing Operations

As a result of the foregoing, the income from continuing operations for 1998 was $0.1 million compared to $6.7 million for 1997. Earnings per share for continuing operations decreased from $1.06 per diluted share in 1997 to $0.02 per diluted share in 1998. Affecting the per share results for the Company is the April 1998 purchase of 1.3 million shares of common stock into treasury. This purchase into treasury reduced the weighted average shares outstanding used in the calculation of per share results from 6.3 million diluted shares at December 31, 1997 to 5.4 million shares at December 31, 1998.

Discontinued Operations

The Company's loss on the Information Technologies business segment, discontinued May 1998, decreased from $4.3 million in 1997 to $1.1 million in 1998. This decrease in loss is due primarily to inclusion of only five months of operations in 1998.

Years Ended December 31, 1997 and December 31, 1996

Revenues

Revenues for 1997 increased by $4.6 million or 7% to $69.6 million from $65.0 million for 1996. Revenue increased due to increases in the number of Asia/Pacific programs combined with the new programs in the Automotive and Aviation Business Units. Fixed fee and incentive based revenues were 73% and 27%, respectively, of revenues for 1997 compared to 70% and 30%, respectively, in 1996.

United States revenues increased $4.3 million or 10% in 1997 to $49.7 million from $45.4 million in 1996 due to additional contracts, particularly in the Automotive and Aviation business units. European revenues decreased $3.5 million or 19% to $14.9 million from $18.4 million in 1996. European revenues decreased primarily due to a weakening of the Swiss Franc and German Mark against the U.S. dollar. Since most of the Company's European contracts are in the local currency of the programs, exchange rate fluctuation in 1997 reduced the converted U.S. dollar revenues.

Asia/Pacific revenues were $5 million in 1997, an increase of $3.8 million or 311% over revenues of $1.2 million in 1996. Revenues in this region increased in 1997 as the Company increased its visibility and number of active programs since entering the market in 1996.

Gross Profit

Gross profit for 1997 increased by $5.7 million or 24% to $29.3 million from $23.6 million for 1996. As a percentage of sales, gross margin for 1997 increased to 42% from 36% for 1996. The increase in gross profit was the result of improved cost control measures combined with ResultantSM work force reductions made in late 1996. Cost control measures included the closing of the Company's Princeton, New Jersey and San Jose, California offices.

Selling, General and Administrative

Selling, general and administrative expenses for 1997 increased by $0.5 million or 3% to $18.3 million from $17.8 million for 1996. As a percentage of sales, the Company's selling, general and administrative expenses for 1997 decreased to 36% from 28% for 1996.

Increases in selling, general and administrative expenses were due primarily to business development initiatives started in the second half of 1996 and continued throughout 1997. Sales and marketing expenses increased $0.4 million due primarily to headcount increases and investments in improving market visibility through advertisements and other initiatives.

Additionally contributing to the increase in selling, general and administrative expense was the officers' incentive compensation of $0.8 million earned in 1997. No incentive compensation was earned in 1996.

The above-mentioned increases were partially offset by cost control measures implemented throughout the Company, resulting in reduced travel and utilities expenses.

Income Taxes

The Company's effective tax rate in 1997 and 1996 was 40%. The Company reported a deferred tax asset of $2.6 million at December 31, 1997.

Income from Continuing Operations

Income from continuing operations for 1997 increased by $3.3 million or 85% to $6.7 million from $3.4 million for 1996. Earnings per share on a diluted basis increased by $0.52 or 83% to $1.06 from $0.54 for 1996.

Discontinued Operations

The Company's loss on the Information Technologies business segment, discontinued in May 1998, was due primarily to reduced revenues in 1997 combined with a fourth quarter 1997 goodwill impairment charge of $0.7 million.
Margins declined in 1997 to a negative 28% compared to a positive 1% in 1996.

Quarterly Results - The following table sets forth certain unaudited operating results for each of the four quarters in the two years ended December 31, 1998. The information has been prepared on the same basis as the audited financial statements and, in the opinion of the Company, includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented.


In Thousands,Except Per                            1998                                                 1997
Share Data                               FOR THE THREE MONTHS ENDED                          FOR THE THREE MONTHS ENDED
                          --------------------------------------------------------------------------------------------------------
                           MAR 31    JUNE 30   SEPT. 30   DEC. 31     YTD     MAR. 31  JUNE 30    SEPT. 30    DEC. 31      YTD
                          --------------------------------------------------------------------------------------------------------
Revenues                  $15,646   $16,565    $17,439    $18,711   $68,361   $15,421   $18,564   $ 18,456   $ 17,179   $ 69,620

Operating Income (Loss)       645    (7,546)     3,150      4,043       292     2,117     3,462      3,477      1,939     10,995
Income (Loss) before
   Income Taxes               674    (7,636)     3,080      4,010       128     2,125     3,522      3,512      1,995     11,154
Net Income (Loss)             405    (4,731)     1,956      2,462        91     1,275     2,114      2,078      1,226      6,693
Earnings (Loss) per share
  Basic                   $  0.07   ($ 0.94)   $  0.40    $  0.48   $  0.02   $  0.21   $  0.35   $   0.34   $   0.20   $   1.10
  Diluted                 $  0.06       --     $  0.39    $  0.47   $  0.02   $  0.21   $  0.34   $   0.32   $   0.19   $   1.06
Weighted average shares
   And share equivalents
  Basic                     6,152     5,031      4,946      5,116     5,305     6,079     6,081      6,102      6,131      6,097
  Diluted                   6,257       --       5,055      5,258     5,434     6,220     6,247      6,435      6,391      6,327
STOCK PRICE (1)
High                      $ 13.00   $ 12.06    $ 11.38    $ 13.00   $ 13.00   $ 11.50   $ 12.50   $  14.00   $  13.00   $  14.00
Low                       $  7.00   $  7.75    $  8.00    $  7.25   $  7.00   $  6.63   $  7.00   $  10.50   $  10.00   $   6.63
Close                     $  9.00   $ 10.63    $  9.06    $ 10.25   $ 10.25   $  9.75   $ 11.75   $  12.75   $  12.50   $  12.50


(1) The stock prices set forth represent the highest and lowest sales prices per share of the Company's common stock as reported by NASDAQ. The prices reported by NASDAQ reflect inter-dealer prices without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

Quarter ended December 31, 1998

Revenue increased $1.5 million, or 9%, in the fourth quarter of 1998 compared to the fourth quarter of 1997. Net income increased 108% from $1.2 million in the fourth quarter of 1997 to $2.5 million in the fourth quarter of 1998. Diluted earnings per share increased 135% from $0.19 in the fourth quarter of 1997 to $0.47 in the fourth quarter of 1998. Management does not guarantee that this trend will continue into subsequent quarters. Earnings per share were affected by a 1998 repurchase of treasury shares which reduced the diluted weighted average shares and share equivalents outstanding by 16% to 5.4 million shares in the fourth quarter of 1998 from 6.4 million in the fourth quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity is cash flow from operations, periodically supplemented by borrowings under a bank line of credit.

Operations provided cash of $7.1 million in 1998, as compared to $12.6 million in 1997. Significant items positively affecting operating activities cash flow include: net income of $0.1 million; depreciation and amortization of $1.6 million; reserves established against certain fixed assets of $3.9 million; increases in accounts payable and accrued liabilities of $1.1 million; and decreases in other assets of $1.8 million. The principal item negatively affecting cash flow is a $2.4 million increase in trade accounts receivable and an increase in the deferred tax asset of $1.1 million. Due to a significant client whose payment terms are 45 to 60 days, days sales outstanding have eroded from 32 days at December 31, 1997 from 53 days at December 31, 1998.

Capital expenditures and subsidiary acquisitions have historically been the Company's largest investing activities. Capital expenditures in 1998 related primarily to office enhancement related to the relocation of the Company's corporate offices, additional computer and network upgrades and office infrastructure enhancements in 1997, and conference center capacity expansion and computer hardware upgrades in 1996. In 1996 the Company used $2.3 million of cash to acquire Bermac Communications.

Cash flows used in financing activities in 1998, 1997 and 1996 were for the purchase of the Company's stock for $10.6 million, $0.2 million and $3.3 million, respectively. Additionally in 1996, cash flows from financing activities included the settlement of 1995 amounts due to affiliates, including a payment of $1.0 million to a former officer of the Company for the purchase of a suite at Texas Stadium and for prepaid rent for its CEO Center facility, and certain advances to affiliates.

In February 1998, the Company entered into a stock purchase agreement with Mr. Philip R. Thomas, former Chairman and Chief Executive Officer, to repurchase shares of common stock of the Company for $8.3 million in cash and satisfaction of a $2.3 million debt to the Company. At the close of the market on April 24, 1998, the end of the ninety-day valuation period, the number of shares to be purchased was determined to be approximately 1.3 million shares.

In 1994, the Board of Directors approved a stock repurchase plan for up to 250,000 shares. The Company purchased 7,000 shares at an average price of $10.71 in 1994 and 226,600 shares at an average price per share of $14.74 in 1996. The Company completed the purchase of the remaining 16,400 shares in the second quarter of 1997, at an average price per share of $11.37.

In January 1999, the Board of Directors approved another stock repurchase plan for up to 250,000 shares. Through February 26, 1999, the Company had not purchased any shares of stock under this newly approved plan.

On December 4, 1996 the Company entered into a $20 million revolving credit facility with Comerica Bank - Texas. This facility expires in December 2003 and includes a call option in December 2001. Additionally, the terms provide for a $1 million per quarter reduction in any outstanding balances after the first two years. Loans under this agreement bear interest at the prime rate or other options. The Company also has a $1.0 million credit facility with Comerica Bank
- Leasing for the purchase of computer equipment. The Company made draws of $0.9 million on this facility during 1997 to purchase computer equipment.

DEFERRED TAXES

As a result of the restructuring charges and losses from discontinued operations recognized in the second quarter, the Company maintains a $4.9 million deferred tax asset. Utilization of the deferred tax asset is dependent on future taxable profits.

Although there was a reported loss for the year ended December 31, 1998, the asset has been recognized because management believes it is more likely than not that the deferred tax asset will be utilized in future years. This conclusion is based on the belief that current and future levels of taxable income will be sufficient to realize the benefits of the deferred tax asset on domestic operations. The Company has not historically realized losses on its Business Improvement Services. (See "Selected Historical Financial Data") Unprofitable operations were sold in 1998. At a tax rate of 38% the Company needs to realize pre-tax income of $12.9 million in the next five years to fully realize the benefit of the $4.9 million deferred tax asset. Assuming margins remain equivalent to historical levels, business under commitment (backlog) at December 31, 1998 should produce income before taxes of approximately $8.8 million in the next two years. Management believes that closing additional $4.1 million of revenue in this period is highly likely.

Included in the $4.9 million deferred tax asset is a $1.5 million valuation allowance. The valuation allowance is related to deferred tax assets on foreign operations and includes the Asian net operating loss, the foreign tax credit carryover and certain temporary differences related to foreign operations. The Company will continue in future periods to evaluate the realizability of the deferred tax asset and make necessary adjustments through charges to expense should projected future taxable income be insufficient to realize the benefit of the deferred tax asset. (See also Note 8 to the Consolidated Financial Statements of the Company.)

INFLATION

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the years ended December 31, 1998.

FINANCIAL CONDITION

The Company believes that its financial condition remains strong and that it has the financial resources necessary to meet its needs. Cash provided by operating activities and the Company's credit facility should be sufficient to meet short and long-term operational needs.

YEAR 2000 ISSUES

The Company's internal business information systems are primarily comprised of commercial application software products offered for license by Microsoft Corporation and other recognized providers. Because these provider's products are widely distributed, commercially developed applications, the Company anticipates these applications have been or will be brought into compliance by the manufacturers. On January 1, 1999 the Company began using its new accounting and financial reporting software implemented during 1998. The reasons for such purchase included the assurance of Year 2000 compliance. Costs incurred specifically related to Year 2000 issues have totaled less than $0.5 million as of December 31, 1998.

The Company does not anticipate any Year 2000 compliance issues to arise related to its primary internal business information systems. Thomas Group is not aware of any further material operational issues or costs associated with preparing internal systems for the Year 2000. However, the Company utilizes other third party network equipment, telecommunications products, and other third party software products that may or may not be Year 2000 compliant. Although the Company is currently taking steps to address the impact, if any, of the Year 2000 issue surrounding such third party products, failure of any critical technology to operate properly in the Year 2000 may have an adverse impact on business operations or financial results.

The Company can not anticipate the impact of Year 2000 compliance on its clients at this time. The Company is unaware of any client who may be impacted by the Year 2000 issue. A failure of a client to appropriately handle issues related to the Year 2000 might have an adverse impact on the financial results of the Company.

RECENT ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of hedged asset or liabilities that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The statement is effective for all fiscal quarters for all fiscal years beginning after June 15, 1999, with early application encouraged, and shall not be applied retroactively to financial statements of prior periods. Adoption of SFAS 133 is expected to have no effect on the Company's financial statements.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT:

With the exception of historical information, the matters discussed in this report are "forward looking statements" as that term is defined in Section 21E of the Securities Exchange Act of 1934.

While the Company believes that its strategic plan is on target and the business outlook remains strong, several important factors have been identified, which could cause actual results to differ materially from those predicted. By way of example:

o The competitive nature of the management consulting industry, in light of new entrants into the industry and the difficulty of differentiating the services offered to potential clients.

o The time required by prospective clients to fully understand the value and complexity of a typical Total Cycle Time (TCT) program may result in an extended lead time to close new business.

o Performance-oriented fees are earned upon the achievement of improvements in a client's business. The client's commitment to a TCT program and general economic/industry conditions could impact a client's business performance and consequently the Company's ability to forecast the timing and ultimate realization of performance-oriented fees.

o The ability of the Company to productively re-deploy personnel during program transition periods.

o The ability of the Company to create alliances and make acquisitions that are accretive to earnings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's credit agreement provides for borrowings which bear interest at variable rates based on either the prime rate or other options. The Company had borrowings on this credit facility from time to time during 1998, but had no outstanding borrowings at December 31, 1998 or through February 26, 1999. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Consolidated Financial Statements on page F-1. Supplementary quarterly financial information for the Company is included in
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information relating to the Company's directors and nominees for election as directors, and the information relating to executive officers of the Company, is incorporated herein by reference from the Company's Proxy Statement (herein so called) for its 1999 Annual Meeting of Stockholders. It is currently anticipated that the Proxy Statement will be publicly available and mailed to stockholders in May 1999.

ITEM 11. EXECUTIVE COMPENSATION.

         The discussion under "Executive Compensation" in the Company's Proxy Statement for its 1999 Annual Meeting is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The discussion under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 1999 Annual Meeting is incorporated herein by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The discussion under "Certain Transactions" in the Company's Proxy Statement for its 1999 Annual Meeting is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this report.

                EXHIBIT
                 NUMBER                     DESCRIPTION
                --------                    -----------
                  *3.1 Amended and Restated Certificate of Incorporation of the Company.

                  *3.2     Amended and Restated By-Laws

                   4.1 Specimen Certificate evidencing Common Stock (filed as Exhibit 4.1 to the Company's 1993 Form S-1 (File No. 33-64492) and incorporated herein by reference).

                  *4.2 Form of Warrant Certificate for the Purchase of Shares (SRG & Associates, Ltd.)

                  *4.3 Form of Warrant Certificate for the Purchase of Shares (Lyon Securities, Inc.)

                  *4.4     Amendment No. 1 to Rights Agreement dated March 1,
                           1999

                 *10.1     Employment Agreement between the Company and Leland
                           L. Grubb, Jr.

                 *10.2     Amended and Restated 1988 Stock Option Plan

                 *10.3     Amended and Restated 1992 Stock Option Plan

                 *10.4     Amended and Restated 1997 Stock Option Plan

                 *10.5     401(k) Plan

                 *10.6 First Amended and Restated Revolving Credit Loan Agreement dated December 4, 1996 between Comerica Bank-Texas and the Company.

                 *10.7 Commercial lease dated December 31, 1991 between Philip R. Thomas and Wayne Heirtzler Thomas, as owners, and the Company, as lessee

                 *10.8 Amendment No. 1 to Commercial Lease between Philip R. Thomas and Wayne Heirtzler Thomas, as owners, and the Company, as lessee, dated February 8, 1992

                 *10.9 Amendment No. 2 to Commercial Lease between Philip R. Thomas and Wayne Heirtzler Thomas, as owners, and the Company, as lessee, dated February 1, 1993

                *10.10 Amendment No. 3 to Commercial Lease between Philip R. Thomas and Wayne Heirtzler Thomas, as owners, and the Company, as lessee

                *10.11     Agreement re: Pre-Payment of rent

                *10.12     Non-Employee Director Retainer Fee Plan

                *10.13 Commercial Lease dated February 8, 1994 between Philip R. Thomas and Wayne Heirtzler Thomas, as owners, and the Company, as lessee

                   *13     1997 Annual Report to Stockholders. (Filed as
                           Exhibit 13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K") and incorporated herein by reference.)


                   *21     Subsidiaries of the Company.

                    24 Power of Attorney (set forth on the signature page of this Form 10-K).

                   *27     Financial Data Schedule
             ---------------

             * Filed herewith.

(b)      Reports on Form 8-K.

         Current reports on Form 8-K.  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, State of Texas, on March 9, 1999.
                                           THOMAS GROUP, INC.

                                           By:  /s/ J. THOMAS WILLIAMS
                                                -----------------------------
                                                    J. Thomas Williams
                                                    Chief Executive Officer

                                POWER OF ATTORNEY

         Each individual whose signature appears below constitutes and appoints
J. Thomas Williams such person's true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for such person and in such person's name, place, and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


       SIGNATURE                                             CAPACITY                                     DATE
       ---------                                             --------                                     ----
/s/ J. THOMAS  WILLIAMS
-------------------------------         Chief Executive Officer, President, Chief Operating Officer    March 9, 1999
J.  Thomas Williams                     and Director


/s/ LELAND L. GRUBB, JR.
-------------------------------         Vice President, Chief Financial Officer and Treasurer          March 9, 1999
Leland L. Grubb, Jr.                    (Principal Financial and Accounting Officer)


/s/ JOHN T. CHAIN, JR.
-------------------------------         Chairman of the Board                                          March 9, 1999
John T. Chain, Jr.

/s/JAMES E. DYKES
-------------------------------         Director                                                       March 9, 1999
James E. Dykes

/s/RICHARD A. FREYTAG
-------------------------------         Director                                                       March 9, 1999
Richard A. Freytag

/s/ DAVID B. MATHIS
-------------------------------         Director                                                       March 9, 1999
David B. Mathis

                               THOMAS GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Thomas Group, Inc. are included in response to Item 8:


Independent Auditors' Report                                                                               F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997                                               F-3

Consolidated Statements of Operations for the fiscal years ended December 31, 1998, 1997 and               F-4
1996

Consolidated Statements of Stockholders' Equity for the fiscal years ended December 31, 1998,              F-5
1997 and 1996

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 1998, 1997 and 1996          F-6

Notes to Consolidated Financial Statements                                                                 F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Thomas Group, Inc.
Irving, Texas

We have audited the accompanying consolidated balance sheets of Thomas Group, Inc. as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thomas Group, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                 BDO SEIDMAN, LLP

Dallas, Texas
February 12, 1999

THOMAS GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS


In thousands, except share data                                                                 December 31,
-------------------------------
ASSETS                                                                                   ---------------------------
                                                                                             1998           1997
                                                                                         ---------------------------
Current Assets
   Cash and cash equivalents                                                                 $  6,376      $ 11,254
   Trade accounts receivable, net of allowances of $396 and $341                               11,239        10,278
   Unbilled receivables                                                                           740         2,083
   Accounts and notes receivable - affiliates                                                    --           2,274
   Deferred tax asset                                                                           2,331           745
   Other assets                                                                                   405           800
                                                                                         ---------------------------
      Total Current Assets                                                                     21,091        27,434
                                                                                         ---------------------------
Property and equipment, net                                                                     3,627         8,326
Capitalized software development costs, net                                                      --             888
Deferred tax asset                                                                              2,519         1,826
Other assets                                                                                    4,394         5,912
                                                                                         ---------------------------
                                                                                             $ 31,631      $ 44,386
                                                                                         ===========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued liabilities                                                  $  6,028      $  4,716
   Income taxes payable                                                                           602         1,356
   Advance payments                                                                               532           320
   Current maturities of long-term obligation                                                     329           304
                                                                                         ---------------------------
      Total Current Liabilities                                                                 7,491         6,696
Long-Term Obligations                                                                           2,928         2,982
                                                                                         ---------------------------
      Total Liabilities                                                                        10,419         9,678
                                                                                         ---------------------------

Commitments and Contingencies

Stockholders' Equity
   Common Stock, $.01 par value; 25,000,000 shares authorized; 6,536,416 and 6,282,391
   shares issued                                                                                   65            63
   Class B Common Stock, $.01 par value; 1,200,000 shares authorized; 22,989 and 176,594
   shares issued and outstanding                                                                 --               2
   Additional paid-in capital                                                                  22,699        21,597
   Retained earnings                                                                           13,654        17,996
Accumulated other comprehensive losses                                                           (482)         (531)
   Treasury stock, 1,558,849 and 312,391 shares of Common, at cost                            (14,724)       (4,419)
                                                                                         ---------------------------
      Total Stockholders' Equity                                                               21,212        34,708
                                                                                         ---------------------------
                                                                                             $ 31,631      $ 44,386
                                                                                         ===========================


See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                      Year Ended December 31,
In thousands, except share data                                               1998              1997             1996
-------------------------------
                                                                        -----------------------------------------------------
Revenues                                                                   $    68,361       $    69,620      $    65,012
Cost of sales                                                                   39,625            40,302           41,429
                                                                        -----------------------------------------------------
Gross Profit                                                                    28,736            29,318           23,583
Selling, general and administrative                                             28,444            18,323           18,175
                                                                        -----------------------------------------------------
Operating Income                                                                   292            10,995            5,408
Interest income (expense), net                                                    (164)              159              252
                                                                        -----------------------------------------------------
Income before Income Taxes                                                         128            11,154            5,660
Income taxes                                                                        37             4,461            2,264
                                                                        -----------------------------------------------------
Income from continuing operations                                                   91             6,693            3,396

Discontinued Operations:
Loss from operations, net of income tax benefit of $471 in 1998,
$2,844 in 1997 and $1,047 in 1996                                               (1,092)           (4,267)          (1,571)
Loss on disposal, net of income tax benefit of $1,302                           (3,341)               -                -
                                                                        -----------------------------------------------------
Net Income (Loss)                                                          $    (4,342)      $     2,426      $     1,825
                                                                        =====================================================

Earnings (Loss) per common share Basic:
Income from continuing operations                                          $      0.02        $     1.10       $     0.57
Loss from discontinued operations                                                (0.84)            (0.70)           (0.26)
                                                                        -----------------------------------------------------
Net Income (Loss)                                                          $     (0.82)       $     0.40       $     0.31
                                                                        =====================================================

Diluted:
Income from continuing operations                                          $      0.02        $     1.06       $     0.54
Loss from discontinued operations                                                (0.82)            (0.68)           (0.25)
                                                                        =====================================================
Net Income (Loss)                                                          $     (0.80)       $     0.38       $     0.29
                                                                        =====================================================

Weighted average shares:
Basic                                                                        5,304,882         6,097,782        5,963,394
Diluted                                                                      5,433,707         6,327,484        6,309,970


See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




In thousands, except share data                    Class B     Additional                    Other
-------------------------------          Common     Common      Paid-In-      Retained   Comprehensive  Treasury
                                          Stock      Stock       Capital      Earnings   Income (Loss)    Stock         Total
---------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 1995             $ 60         $ 2    $  18,094     $ 13,745      $   283     $ (1,133)    $  31,051
---------------------------------------------------------------------------------------------------------------------------------
Issuance of 195,949 and 180,622 shares         2           2        3,288            -                         -         3,292
  of Common Stock and of Class B
Tax benefit of non-qualified  stock            -           -          619            -            -            -           619
  option exercises
Redemption of 146,966 shares of                -          (2)      (2,181)           -            -            -        (2,183)
  Class B
Purchase of 226,600 shares of Common           -           -            -            -            -       (3,340)       (3,340)
  Stock
Reissuance of 19,742 shares of treasury        -           -           52            -            -          240           292
  stock through 401(k) plan, at cost
Discounted common stock options                -           -          271            -            -            -           271
  issued under employee stock option
  plans
Foreign currency translation adjustment        -           -            -            -         (315)           -          (315)
Net Income                                     -           -            -        1,825            -            -         1,825
---------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 1996               62           2       20,143       15,570          (32)      (4,233)       31,512
---------------------------------------------------------------------------------------------------------------------------------
Issuance of 97,632 and 1,378 shares  of        1           -          998            -            -            -           999
  Common Stock and of Class B
Tax benefit of non-qualified  stock            -           -          247            -            -            -           247
  option exercises
Redemption of 9,973 shares of Class B          -           -          (82)           -            -            -           (82)
Purchase of 16,400 shares of  Common           -           -            -            -            -         (186)         (186)
  Stock
Discounted common stock options                -           -          291            -            -            -           291
  issued under employee stock option plans
Foreign currency translation adjustment        -           -            -            -         (499)            -         (499)
Net Income                                     -           -            -        2,426            -             -        2,426
---------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 1997               63           2       21,597       17,996         (531)       (4,419)       4,708
---------------------------------------------------------------------------------------------------------------------------------
Issuance of 100,420 shares of Common           2           -          666            -            -             -          668
  Stock
Purchase of 1,277,627 shares of                -           -            -            -            -       (10,604)     (10,604)
  Common Stock
Tax benefit of non-qualified stock             -           -          146            -            -             -          146
  option exercises
Redemption of 153,605 shares of                -          (2)          (1)           -            -             -           (3)
  Class B
Discounted common stock options                -           -          291            -            -             -          291
  issued under employee stock option
  plans
Reissuance of 31,169 shares of treasury        -           -            -            -            -           299          299
  stock
Foreign currency translation adjustment        -           -            -            -           49             -           49
Net Loss                                       -           -            -       (4,342)           -             -       (4,342)
---------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 1998             $ 65         $ -    $  22,699      $13,654      $  (482)    $ (14,724)    $ 21,212
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              Year Ended December 31,

In thousands, except share data                                                          1998          1997            1996
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Income from continuing operations                                                    $       91    $   6,693      $  3,396
Adjustments to reconcile income from continuing
    operations to net cash provided by operating activities
    Depreciation and amortization                                                         1,635        2,852         2,537
    Write-down of assets                                                                  3,867            -             -
    Allowance for doubtful accounts                                                         250          255           397
    Provision for expatriate costs                                                            -            -          (151)
    Other                                                                                    31          (31)           27
    Deferred taxes                                                                       (1,118)       1,785          (327)
    Amortization of stock option grants                                                     291          291           271
    Change in operating assets and liabilities
        (Increase)/decrease trade accounts receivable                                    (2,463)      (2,076)        4,418
        (Increase)/decrease unbilled receivables                                          1,343         (720)       (1,363)
        (Increase)/decrease other assets                                                  1,752         (289)       (2,901)
        Increase/(decrease) accounts payable and accrued liabilities                      1,137        1,705           668
        Increase/(decrease) advance payments                                                418           58           (82)
        Increase/(decrease) income taxes payable                                           (122)       2,086           847
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Operating Activities                                                 7,112       12,609         7,737
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Acquisition of subsidiary                                                                     -            -        (2,308)
Decrease in short-term receivable                                                             -            -           598
Capital expenditures                                                                     (1,341)      (3,131)       (2,445)
Capitalization of software development costs                                                  -            -          (204)
Other                                                                                         -            -          (250)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                                    (1,341)      (3,131)       (4,609)
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Purchase of treasury stock                                                              (10,604)        (186)       (3,340)
Proceeds from sale of treasury stock                                                        299            -           240
Proceeds from exercise of stock options                                                     146          552           985
Repayment of other long-term obligations                                                   (307)         (71)          (27)
Advances - computer line of credit                                                            -          977             -
Advances -line of credit                                                                 32,508        5,500             -
Repayments -line of credit                                                              (32,508)      (5,500)            -
Repayment of obligations to affiliate                                                         -            -        (4,462)
Net repayments from (advances to) affiliates                                              2,274       (1,881)       (1,700)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Financing Activities                                                    (8,192)        (609)       (8,304)
Effect of Exchange Rate Changes on Cash                                                      51         (311)         (163)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used In) Continuing Operations                                     (2,370)       8,558        (5,339)
-----------------------------------------------------------------------------------------------------------------------------
  Discontinued Operations:
     Net cash used in operating activities                                               (2,508)      (3,296)       (1,476)
     Net cash used in investing activities                                                    -         (784)       (2,119)
     Net cash provided by financing activities                                                -        1,065         3,372
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Discontinued Operations                                                 (2,508)      (3,015)         (223)
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents
    Beginning of year                                                                    11,254        5,711        11,273
-----------------------------------------------------------------------------------------------------------------------------
    End of year                                                                      $    6,376    $  11,254      $  5,711
=============================================================================================================================

See accompanying notes to consolidated financial statements.

                                THOMAS GROUP, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) THE COMPANY - Thomas Group, Inc. (the "Company") was incorporated under the laws of the State of Delaware in June 1978 and provides management services designed to improve the competitiveness and profitability of the Company's clients. The Company's specific methodology in its core product is known as Total Cycle Time and focuses on reducing the time spent on revenue-production, product development and administrative processes, resulting in operational and financial improvements.

(b) BASIS OF PRESENTATION - The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

(c) EARNINGS PER SHARE - Earnings (loss) per common share is presented in accordance with the provisions of the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which requires the presentation of "basic" and "diluted" earnings per share. Basic earnings (loss) per share is based on the weighted average shares outstanding without regard for common stock equivalents such as stock options and warrants. Diluted earnings per share includes the effect of common stock equivalents. Earnings (loss) per share amounts for all periods presented reflects the provisions of SFAS 128. Diluted earnings per share, as restated for the adoption of SFAS 128 is equivalent to previously reported amounts and basic earnings per share is $0.02 higher than reported in 1996.

The following table reconciles basic earnings per share to diluted earnings per share under the provisions of SFAS 128. Diluted earnings per share and diluted weighted shares outstanding for the year ended December 31, 1998 are presented, in accordance with the provisions of SFAS 128, even though inclusion of common stock equivalents in the calculation of loss per share results in antidilutive adjustments to basic loss per share for that period.

                                                           Income       Shares     Per Share
Year Ended December 31, 1998                             (Numerator) (Denominator)   Amount
----------------------------                            ------------  ------------ -----------
Basic earnings (loss) per share:
Income available to common shareholders                    $(4,342)       5,305     $ (0.82)
Effect of dilutive securities:
    Options and warrants                                      --           --           129
                                                           -------      -------
Diluted earnings per share
Income available to common shareholders                    $(4,342)       5,434     $ (0.80)
                                                           =======      =======     =======

Year Ended December 31, 1997 Basic earnings per share:
Income available to common shareholders                    $ 2,426        6,098     $  0.40
Effect of dilutive securities:
    Options and warrants                                      --           --           229
                                                           -------      -------
Diluted earnings per share
Income available to common shareholders                    $ 2,426        6,327     $  0.38
                                                           =======      =======     =======

Year Ended December 31, 1996 Basic earnings per share:
Income available to common shareholders                    $ 1,825        5,963     $  0.31
Effect of dilutive securities:
    Options and warrants                                      --           --           347
                                                           -------      -------
Diluted earnings per share
Income available to common shareholders                    $ 1,825        6,310     $  0.29
                                                           =======      =======     =======


(d) MANAGEMENT'S ESTIMATES AND ASSUMPTIONS - The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date

                               THOMAS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance.

(e) WARRANTS- At December 31, 1997 the Company had 225,000 warrants outstanding to purchase the Company's common stock. During 1998, 175,000 warrants expired. In November, 1998 the remaining 50,000 warrants were repriced at an exercise price of $9.125 per share, the market price on the date of repricing, and extended to expire on October 28, 2003. The warrants are granted to a financial advisor to the Company.

(f) RECLASSIFICATIONS - Certain consolidated financial statement amounts have been reclassified from the previously reported financial statements in order to conform with the current presentation.

(g) PROPERTY AND EQUIPMENT - Property and equipment are stated at cost less accumulated depreciation. The carrying value of property and equipment is evaluated periodically in relation to the operating performance and future undiscounted net cash flows of the related business. Depreciation is provided by accelerated methods over the estimated useful lives of the various assets as follows:

                Furniture and fixtures                   5-7 Years
                Equipment                                3-7 Years
                Leasehold improvements                  5-19 Years

(h) CAPITALIZED SOFTWARE DEVELOPMENT COSTS - The Company was required to capitalize certain software development and production costs once technological feasibility has been achieved. The cost of purchased software is capitalized when related to a product which has achieved technological feasibility or that has an alternative future use. Capitalization of software development costs stops when the product is available for sale. For the years ended December 31, 1997 and 1996, the Company capitalized $0.6 million and $1.7 million, respectively. Software development costs incurred prior to achieving technological feasibility were charged to research and development expense. In 1998 all capitalized software costs were written off in conjunction with the discontinuation of the Information Technologies segment. (See also Note 3 to the Consolidated Financial Statements.)

(i) INTANGIBLES - The Company amortizes costs in excess of net assets acquired on a straight-line basis over the estimated benefit period, generally three to five years. Patents and licenses are generally amortized on a straight-line basis over five years. The carrying value of goodwill and patents and licenses is evaluated periodically in relation to the operating performance and future undiscounted net cash flows of the related business. In 1998 all intangibles were written off in conjunction with the discontinuation of the Information Technologies segment. (See also Note 3 to the Consolidated Financial Statements.)

(j) REVENUES - Business Improvement Program contracts specify fixed fees, or fixed fees plus incentives based on improvements achieved. Incentive (performance-oriented) revenues are based on agreed-upon formulas relating to improvements in customer-specific measures. Improvements are measured at time intervals specified in each contract. Both the Company and the client agree to the measured improvements and the corresponding incentive fees earned by the Company, thereby completing the earnings process. Fixed fees are recognized as revenue when earned, generally on a straight-line basis over the life of the contract. An allowance for doubtful accounts is provided when necessary and is determined periodically on a client-by-client basis.

(k) UNBILLED RECEIVABLES - Fixed fees are recognized when earned, generally on a straight-line basis over the life of the contract. Although fixed fee recognition generally coincides with billings, as an accommodation to its clients the Company may structure fee billings to increase in the latter stages of a program. In such instances, straight-line recognition results in unbilled receivables. Unbilled receivables are reduced as the program proceeds to its latter stages and the cumulative billings more closely approximate aggregate fees recognized.

(l) ADVANCE PAYMENTS - The Company occasionally receives advance payments of a portion of its fees. Advance payments are deferred upon receipt and credited against future revenue earned as specified by the contract.

                               THOMAS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(m) INCOME TAXES - Deferred income taxes are provided for temporary differences between the financial statement and income tax basis of assets and liabilities. Provisions are made for estimated domestic and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of the Company's share of foreign subsidiaries' undistributed earnings.

(n) CASH AND CASH EQUIVALENTS - Cash equivalents consist of highly liquid investments with original maturities of three months or less. At December 31, 1998, the Company had approximately $2.3 million invested in tax-exempt funds and certificates of deposit.

(o) CONCENTRATION OF CREDIT RISK - The Company provides its services primarily to a diverse group of large, well-established companies and does not require collateral on receivable balances. The Company is currently expanding its operations in Asia where severe economic turmoil has resulted in significant fluctuations in the value of certain foreign currencies versus the U.S. dollar. Until the economic situation in this area stabilizes, the Company may experience difficulties expanding its operations or may encounter other collection issues with those customers.

(p) FOREIGN CURRENCY TRANSLATION - All balance sheet accounts of foreign subsidiaries are translated at the current exchange rate as of the end of the accounting period. The resulting translation adjustment is recorded as a separate component of stockholders' equity. Income statement items are translated at average currency exchange rates. Foreign currency fluctuation risks are partially offset because the foreign subsidiaries' costs are denominated in local currency.

(q) COMPREHENSIVE INCOME - In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income. Comprehensive income includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders. At December 31, 1998, the Company recorded comprehensive income (loss) from foreign currency translation as follows:

                                                            Year ended December 31,
                                               --------------------------------------------
    In thousands of dollars
    -----------------------                        1998             1997           1996
                                               --------------------------------------------
    Net income (loss)                          $   (4,342)      $    2,426     $   1,825
    Change in comprehensive income (loss)              49             (499)         (315)
                                               --------------------------------------------
    Comprehensive income (loss)                $   (4,293)      $    1,927     $   1,510
                                               ============================================


(r) Stockholder Rights Plan - On July 9, 1998, the Company announced the adoption of a Stockholder Rights Plan, intended to protect from unfair or coercive takeover attempts. The rights become exercisable only if a tender offer is made. The grant of the rights was made to stockholders of record as of July 20, 1998.

(s) STOCK OPTIONS AND WARRANTS - The Company accounts for stock options and warrants issued to employees in accordance with APB 25, "Accounting for Stock Issued to Employees". For financial statement disclosure purposes and issuance of options and warrants to non-employees for services rendered, the Company follows SFAS Statement 123 "Accounting for Stock-Based compensation". (See also
Note 14 to the Consolidated Financial Statements.)

(t) FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments include notes payable. The carrying value of these notes approximate market value because the borrowing rate is similar to other financial instruments with similar terms.

(u) RECENT ACCOUNTING STANDARDS - In June, 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for

                               THOMAS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of hedged assets or liabilities that are attributable to the hedged risk or, (b) the earnings effect of the hedged transaction. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged, and shall be applied retroactively to financial statements of prior periods. Adoption of SFAS 133 is expected to have no effect on the Company's financial statements.

NOTE 2

DISCONTINUED OPERATIONS

On May 6, 1998, the Company announced its plan to dispose of its Information Technologies business segment. The Company recorded an after tax charge of approximately $2.9 million as the estimated loss on disposal of the segment, including estimated operating losses during the phase-out period, in the second quarter of 1998. The sale of the majority of the assets of Thomas Group Information Technologies closed on August 31, 1998. No proceeds were received at the time of the transaction, but the agreement contains provisions for future payments to the Company if certain revenue thresholds are met. In exchange, the Company was relieved of the liabilities related to extended service contracts. Terms of the sale required a revision to the estimated loss on disposal and an additional $0.4 million after tax charge was recorded in the third quarter of 1998.

The net loss from operations of Information Technologies prior to May 6, 1998 is as follows:


                                                               Year ended December 31,
      In thousands of dollars                     --------------------------------------------------
      -----------------------                          1998              1997              1996
                                                  --------------------------------------------------
      Revenues                                    $    2,040          $  5,504          $  7,018
      (Loss) before income taxes                      (6,206)           (7,111)           (2,618)
      Income tax benefit                                 471             2,844             1,047
                                                  --------------------------------------------------
      (Loss) from discontinued operations             (1,092)           (4,267)           (1,571)
                                                  ==================================================

NOTE 3

RESTRUCTURING CHARGE

 On May 6, 1998, the Company announced its plan to realign its corporate structure, including establishing a reserve against the value of certain facilities and other cost-cutting measures. As a result of these actions, the Company recorded restructuring charges of $9.7 million in the second quarter of 1998. The restructuring charges include approximately $3.0 million for personnel reduction costs. Also included in the restructuring charges is the reserve established against the value of leasehold improvements and other costs associated with underutilized and unnecessary facilities, totaling $ 5.9 million, and miscellaneous other charges of approximately $0.8 million.

                               THOMAS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




NOTE 4

OTHER ASSETS

                                                                         December 31,
        In thousands of dollars                                      1998           1997
        -----------------------                                     ---------------------
        Deferred compensation plan assets                            $ 2,434     $ 2,124
        Cash surrender value of key-man life insurance                   974         820
        Prepaid expenses                                                 385       1,478
        Long-term receivables                                            330         436
        Income tax receivable                                            265          25
        Investment in Texas Stadium Suite, net                           189         489
        Notes receivable, affiliate                                      129         229
        Other                                                             93         364
        Goodwill, net                                                      -         731
        Other intangibles, net                                             -          16
                                                                    --------------------
                                                                       4,799       6,712
        Less current portion                                            (405)       (800)
                                                                    --------------------

                                                                    $  4,394     $ 5,912
                                                                    ====================

NOTE 5

PROPERTY AND EQUIPMENT

                                                                          December 31,
        In thousands of dollars                                        1998        1997
        -----------------------                                      -------------------
        Equipment                                                    $ 6,790     $ 7,985
        Furniture and fixtures                                         2,163       2,943
        Leasehold improvements                                         1,692       5,547
        Equipment under capital leases                                     -         977
        Construction in process                                          411           3
        Automobiles                                                       31         204
                                                                     -------------------
                                                                      11,087      17,659
        Less accumulated depreciation and
           amortization, including $414 and $94
           respectively, relating to capital leases                   (7,460)     (9,333)
                                                                     -------------------
                                                                     $ 3,627     $ 8,326
                                                                     ===================


NOTE 6

LONG-TERM OBLIGATIONS

                                                                         December 31,
        In thousands of dollars                                        1998       1997
        -----------------------                                     --------------------
        Capital lease obligations                                   $    579    $    882
        Deferred compensation plan                                     2,434       2,124
        Other                                                            244         280
                                                                    --------------------
                                                                       3,257       3,286
        Less current portion                                            (329)       (304)
                                                                    --------------------
                                                                    $  2,928    $  2,982
                                                                    ====================

                               THOMAS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)





Minimum lease payments required under non-cancelable lease arrangements subsequent to December 31, 1998, are as follows:

                                                               Operating     Capital
                    In thousands of dollars                       Leases     Leases
                    -----------------------                    --------------------
                    1999                                       $  1,652      $  368
                    2000                                          1,118         256
                    2001                                            886           -
                    2002                                            716           -
                    2003                                            538           -
                    Thereafter                                      143           -
                                                               --------------------

                                                               $  5,053         624
                                                               ========
                    Less amount representing interest                           (45)
                                                                             ------
                                                                             $  579
                                                                             ======

The Company leases office space, vehicles and various types of office equipment. Rent expense related to operating leases totaled $2.1 for 1998, $3.3 million for 1997 and $3.1 million for 1996.

NOTE 7

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                          December 31,
                     In thousands of dollars                             1998       1997
                     -----------------------                          --------------------
                    Accounts payable and accrued liabilities          $  4,789     $ 4,003
                    Accrued payroll and bonuses                          1,116         579
                    Accrued employee benefits                              123         134
                                                                      --------------------
                                                                      $  6,028     $ 4,716
                                                                      ====================

NOTE 8

INCOME TAXES

The domestic and foreign source components of income (loss) before taxes are as follows:

                                                               Year Ended December 31,
                     In thousands of dollars                1998        1997         1996
                     -----------------------             ---------------------------------
                     Domestic sources                    $ (4,894)     $ 9,983     $ 3,602
                     Foreign sources                        5,022        1,171       2,058
                                                         ---------------------------------
                                                              128       11,154       5,660
                     Discontinued operations               (6,206)      (7,111)     (2,618)
                                                         ---------------------------------
                                                         $ (6,078)     $ 4,043     $ 3,042
                                                         =================================


The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows::

                                                                            Year Ended December 31,
                     In thousands of dollars                             1998        1997         1996
                     -----------------------                          ---------------------------------
                     Income taxes at statutory rate                   $     44      $ 3,792     $ 1,924
                     Effect on taxes resulting from:
                       State taxes                                           5          446         226
                       Foreign taxes                                       (16)         129          67
                       Other (primarily permanent differences)               4           94          47
                                                                      ---------------------------------
                                                                      $     37      $ 4,461     $ 2,264
                                                                      =================================

                               THOMAS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)






Federal, state and foreign income tax expense consists of the following:

                                                                            Year Ended December 31,
                     In thousands of dollars                             1998        1997         1996
                     -----------------------                         ----------------------------------
                     Current tax expense:
                      Federal                                        $      -      $ 1,656     $    629
                      State                                                 -          280          253
                      Foreign                                           1,095        1,015          711
                                                                     ----------------------------------
                                                                        1,095        2,951        1,593
                    Deferred tax expense (benefit):
                      Federal                                          (3,589)        (586)        (252)
                      State                                              (422)        (154)        (209)
                      Foreign                                           1,180         (594)          85
                                                                     ----------------------------------
                                                                       (2,831)      (1,334)        (376)
                                                                     ----------------------------------
                                                                     $ (1,736)     $ 1,617     $  1,217
                                                                     ==================================


Income tax expense (benefit) is included in the consolidated financial statements as follows:

                                                                            Year Ended December 31,
                     In thousands of dollars                             1998        1997         1996
                     -----------------------                          ---------------------------------
                     Continuing operations                            $     37      $ 4,461     $ 2,264
                     Discontinued operations                            (1,773)      (2,844)     (1,047)
                                                                      ---------------------------------
                                                                      $ (1,736)     $ 1,617     $ 1,217
                                                                      =================================


Significant components of the Company's net deferred tax assets (liabilities) for federal and state income taxes are as follows:

                                                                                      December 31,
                    In thousands of dollars                                          1998        1997
                    -----------------------                                        --------------------
                    Fixed assets                                                   $   504      $   492
                    Allowance for doubtful accounts                                    135          139
                    Foreign tax credit                                                 569          612
                    Computer software                                                    -          570
                    Restructuring expenses                                           1,721            -
                    Discontinued operations                                            203            -
                    Accrued expenses                                                   267          105
                    Goodwill                                                             -          344
                    Deferred compensation                                              535          322
                    Contributions carryover                                             17          (13)
                    Net operating loss carryforward                                  2,414            -
                                                                                   --------------------
                                                                                     6,365        2,571
                    Valuation allowance                                             (1,515)           -
                                                                                   --------------------
                                                                                   $ 4,850      $ 2,571
                                                                                   ====================

                               THOMAS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




Following is an analysis of the current and long-term portions of the deferred tax asset.

                  In thousands of dollars
                  Current deferred tax assets:                                     1998          1997
                                                                                   ----          ----
                  Allowance for doubtful accounts                                $    135       $   139
                  Deferred compensation                                               535           322
                  Accrued expenses                                                    267           105
                  Discontinued operations                                             203             -
                  Restructuring expenses                                            1,721             -
                  Foreign tax credit                                                  569           179
                  Asian net operating loss carryforward                               410             -
                                                                                 --------       -------
                  Gross deferred income tax assets                                  3,840           745
                  Valuation allowance                                              (1,515)            -
                                                                                 --------       -------
                  Net deferred tax assets - current                              $  2,325       $   745
                                                                                 ========       =======

                  Non-current deferred tax assets:
                  Fixed assets bases differences                                 $    504           492
                  Computer software                                                     -           570
                  Goodwill bases differences                                            -           344
                  Foreign tax credit                                                    -           433
                  Other                                                                (6)          (13)
                  Contributions carryover                                              17             -
                  Net operating loss carryforward                                   2,004             -
                                                                                 --------       -------
                  Net deferred tax assets - noncurrent                           $  2,519       $ 1,826
                                                                                 ========       =======

Utilization of the deferred tax asset is dependent on future taxable profits in excess of profits arising from existing taxable temporary differences. Although there was a reported loss for the year ended December 31, 1998, the asset has been recognized because management believes it is more likely than not that the deferred tax asset will be utilized in future years. This conclusion is based on the belief that current and future levels of taxable income will be sufficient to realize the benefits of the deferred tax asset on domestic operations. The valuation allowance is related to deferred tax assets on foreign operations and includes the Asian net operating loss, the foreign tax credit carryover and certain temporary differences related to foreign operations.

NOTE 9

EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) retirement plan. The Company, at its discretion, matches a portion of the participants' contribution. Participants are vested in the Company's matching contribution after five years of full-time service and may join the plan January 1 and July 1. Matching contribution expense was $0.4 million for 1998, 1997 and 1996.

In 1994, the Company established a non-qualified deferred compensation plan. Participation is limited to officers and key employees. Assets of the plan were $2.4 million and accrued liabilities were $2.4 million at December 31, 1998 and are recorded in the long-term section of the balance sheet.

The Company has incentive compensation plans covering all full-time employees and a separate incentive compensation program for certain key executive officers including Mr. Philip Thomas, former Chairman and Chief Executive Officer. The aggregate incentive compensation paid or advanced under these plans was $1.4 million and $1.5 million in 1997 and 1996, respectively. (See also Note 12 to the Consolidated Financial Statements.)

The Company self-insures its medical costs associated with injury and hospitalization to its employees and their dependents up to a limit of $50,000 per person per plan year. Insurance is purchased for claims in excess of the self-insurance limits. The current program also has contractual caps on the total aggregate claims the Company is obligated to fund in any plan year. The Company had an accrual for outstanding claims of approximately $0.1 million to cover any loss incurred, including those not yet reported, through December 31, 1998.

                               THOMAS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10

LITIGATION

The Company is subject to various claims and other legal matters, described below, in the course of conducting its business. The Company believes that neither such claims and other legal matters nor the cost of prosecuting and/or defending such claims and other legal matters should have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows.

The Company is party to a legal action styled Creative Dimensions in Management, Inc. v. Thomas Group, Inc., filed September 17, 1996 in the U.S. District Court for the Eastern District of Pennsylvania. This matter arises out of disputes under two agreements between the Company and Creative Dimensions in Management, Inc. ("CDM"), a small private company with whom the Company had an alliance. The Company is contesting CDM's claims and is pursuing its counterclaims vigorously. The matter is currently set for trial in March 1999.

In the case of Thomas Group, Inc. v. Blevins, et al., filed May 19, 1997 in the U.S. District Court for the Northern District of Texas, and in the case styled Blevins, et al. v. Thomas Group, Inc., et al., filed June 9, 1997 in the U.S. District Court for the Northern District of Ohio, each party has asserted claims arising out of the purchase agreement and consulting agreement in connection with the Company's purchase of Interlink Technologies ("Interlink"). As a result of losses sustained by its subsidiary, the Company asserted claims in the Texas action against Ron Blevins and Mike Smith, the former owners of Interlink, for breach of contract and fraudulent misrepresentation.

The Texas federal action was transferred to Ohio and consolidated with the Ohio federal action. The trial date has been set for July 27, 1999. The Company believes the former owners' claims have no merit, and it is the Company's intention to vigorously pursue its own claims against the former owners of Interlink, as well as vigorously defend against the former owners' claims.

The Company is party to a legal action styled Philip R. Thomas and Wayne Heirtzler Thomas v. Thomas Group, Inc., before the U.S. District Court, Middle District of Louisiana, consolidated with another action styled Thomas Group of Louisiana, Inc. v. Philip R. Thomas and Wayne Heirtzler Thomas. Mr. and Mrs. Thomas are seeking to "enforce leases" and have seized, under a writ of sequestration, movable assets at the Company's CEO Center in Louisiana. No damages are alleged by Mr. and Mrs. Thomas. The second suit was filed against Mr. and Mrs. Thomas by a subsidiary of the Company, seeking to dissolve the writ of sequestration and asserting a claim for damages. A hearing was held on February 2, 1999 on the motions of the Company and its subsidiary to dissolve the writ of sequestration, and the court has lifted the sequestration order.

The Company is party to a legal proceeding with the former Chairman and CEO of the Company, styled Thomas Group, Inc. v. Philip Thomas. The Company timely paid Mr. Thomas all benefits due him under his written employment agreement, including a $1.8 million severance payment, yet Mr. Thomas has demanded additional compensation and retirement benefits. On December 18, 1998, the Company initiated this proceeding before the American Arbitration Association in Dallas, Texas pursuant to an arbitration clause in Mr. Thomas' employment agreement. On December 31, 1998, Mr. Thomas filed suit in Dallas County District Court in an action styled Philip R. Thomas v. Thomas Group, Inc. The Company believes Mr. Thomas' claims have no merit, vigorously contests Mr. Thomas' claims, has moved to stay the litigation based on the parties' written agreement to arbitrate, and is seeking a determination that Mr. Thomas is owed nothing further as a result of his employment relationship with the Company.

The Company has become subject to various other claims and other legal matters, such as collection matters initiated by the Company, in the course of conducting its business. The Company believes that neither such claims and other legal matters nor the cost of prosecuting and/or defending such claims and other legal matters should have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows.

                               THOMAS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11

SEGMENT DATA AND SALES TO MAJOR CUSTOMERS

The Company operates in one industry segment, but conducts its business primarily in three geographic areas, United States, Europe and Asia. Information regarding these areas follows:


In thousands of dollars          United States  Europe     Asia      Corporate     Total
-----------------------          ---------------------------------------------------------
Year ended December 31, 1998:
Sales to unaffiliated clients     $48,027     $16,764     $ 3,570     $  --       $68,361
Long Lived Assets                   3,420         572          54       6,494      10,540

Year ended December 31, 1997:
Sales to unaffiliated clients     $49,747     $14,903     $ 4,970     $  --       $69,620
Long Lived Assets                  10,850         829          81       5,191      16,951

Year ended December 31, 1996:
Sales to unaffiliated clients     $45,445     $18,357     $ 1,209     $  --       $65,012
Long Lived Assets                  13,001       1,109          40       3,318      17,468


The following table indicates those clients whose revenues were in excess of 10% of consolidated revenues in any of the three years ended December 31, 1998.

                                  United          % of       Europe       % of      Asia         % of
In thousands of dollars           States          Total                   Total                  Total
-----------------------         -------------------------------------------------------------------------
Year ended December 31, 1998:
  Client 1                        $20,466          30%        --          --           --          --

Year Ended December 31, 1997:
  Client 1                        $ 2,297           3%     $ 4,466           6%     $ 1,082           2%
  Client 2                          7,317          10%        --          --           --          --

Year Ended December 31, 1996:
  Client 1                        $ 5,708           8%     $ 1,937           3%        --          --
  Client 2                          7,746          11%        --          --           --          --
  Client 3                          4,068           6%       5,305           7%        --          --

NOTE 12

RELATED PARTY TRANSACTIONS

PHILIP R. THOMAS - Former Chairman and Chief Executive Officer - The Company entered into 25-year lease agreements with Mr. Thomas for land on which the CEO Center is situated and a separate agreement to use guest accommodations situated on Mr. Thomas' adjacent property. The land is leased pursuant to two 25 year leases entered into in December 1991 and January 1994. The annual rentals on these leases is $6,000 each, one of which has been prepaid throughout the year 2016. The agreement for guest accommodations provides for monthly payments of $12,960 through November 30, 2016. This rate was determined by evaluating average occupancy rates and costs of comparable facilities in the area. On December 31, 1995, the Company prepaid the guest accommodations agreement in its entirety. The $0.9 million prepayment represents a discount of $0.6 million (computed on a net present value basis) from the payments to which Mr. Thomas was entitled. The prepayment is included in Other Assets, and is being amortized on a straight-line basis over the term of the agreement.

On December 31, 1995, the Company agreed to purchase Mr. Thomas' interest in a Texas Stadium luxury suite for $0.6 million. The purchase price was established by an independent third party that facilitates similar transactions. In conjunction with the restructuring charge in the second quarter of 1998, the Company determined through outside appraisal the value of

                               THOMAS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the interest in the suite was diminished. (See Note 3 to the Consolidated Financial Statements.) Accordingly the carrying value of the asset was written down to approximately $0.3 million.

The Company employed two sales executives whose focus was acquiring new business through relationships in the investment banking community. Supporting these executives, the Company incurred costs of approximately $0.6 million and $0.5 million in 1996 and 1995, respectively. These executives have an ownership interest in Celerity Partners, a limited partnership (the "Partnership") which invests in companies whose competitiveness within a particular industry may be significantly improved. The general partner of the Partnership is a limited liability Company ("Celerity LLC") in which Mr. Thomas owns a 30% equity interest. The Company's board of directors precluded Mr. Thomas from negotiating or approving contracts with any potential client in which the Partnership holds or is negotiating an ownership interest and from negotiating the Company's agreements with Celerity LLC. During 1997, the Company ended the employment of the two sales executives and entered into a "finder's agreement" with the partnership which would compensate the partnership when it delivered potential clients who ultimately entered into a business improvement program. The Company made advances to Celerity LLC in 1997 in the amount of $0.2 million against future finder's fees.

In 1997, Mr. Thomas earned $0.8 million in incentive compensation and was paid compensation advances of $1.4 million. The excess of $0.6 million was repaid through the tender of shares to the Company, as described in the following paragraph. Mr. Thomas did not earn incentive compensation in 1996 and therefore executed a $1.5 million promissory note, bearing interest at prime plus 1/4% for advances made to him. This note was extended and was paid by Mr. Thomas as a result of the Company's purchase of shares from Mr. Thomas, as described in the following paragraph.

On February 19, 1998, the Company entered into a stock purchase agreement with Mr. Philip R. Thomas, then the Chairman and Chief Executive Officer, for an undetermined number of shares of common stock in exchange for $8.2 million in cash and the satisfaction of a $2.3 million outstanding debt to the Company. The ultimate number of shares to be purchased from Mr. Thomas was determined based on a formula and at a discount to market. The Company utilized an investment banking firm to determine the appropriate discount factor. At the close of the market on April 24, 1998 the number of shares to be purchased was determined to be approximately 1.3 million shares.

OTHER AFFILIATES - In 1996 the Company advanced Mr. Thomas Williams $0.2 million. Mr. Williams executed a promissory note due December 18, 2000. Mr. Williams repaid approximately $0.1 million on the note during 1998.

A summary of current receivables from affiliates follows:

                                                                                       December 31,
                    In thousands of dollars                                           1998       1997
                    -----------------------                                         -------------------
                    Philip R. Thomas - incentive compensation advances              $     -     $ 2,274
                    Other affiliates - long term                                        129         229


A summary of transactions with affiliates follows:

                                                                            Year Ended December 31,
                 In thousands of dollars                                  1998        1997        1996
                 -----------------------                               --------------------------------
                 Philip R. Thomas:
                 Real estate and other rentals paid to Mr. Thomas      $     -      $     6        $262
                 Payments to BERMAC for custom
                   computer software - prior to acquisition                  -            -         388
                 Payments to Celerity - advance against
                   finder's agreement                                        -          200           -
                 Other Affiliates:
                 Loan to Thomas Williams                                   100          200           -

                               THOMAS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13

FINANCING AGREEMENT

At December 31, 1998, the Company maintains a $20 million revolving credit agreement with Comerica Bank Leasing. This agreement expires in December 2003 and includes a call option in December 2001. Additionally, terms of the agreement provide for a $1 million per quarter reduction in any outstanding balances after the first two years. Loans under this agreement bear interest at the prime rate or other similar option. The Company utilized the credit line during 1998 to meet working capital requirements. The average daily balance outstanding under the credit line was $2.3 million and total interest paid, at an annual rate of 8.25%, was $0.2 million. The Company paid commitment fees for the periods for which the Company had no outstanding amounts totaling $67,000, $56,000 and $22,000 for 1998, 1997 and 1996, respectively. The Company did not borrow funds under the revolving line of credit agreement at any time during 1996.

In addition, the Company has a $1.0 million credit facility with Comerica Bank - Leasing for the purchase of portable computer equipment. In 1997 the Company made draws of $0.9 million on this facility to purchase notebook computers. No additional draws were made on this facility during 1998. At December 31, 1998, $0.6 million remained outstanding on the credit facility.

NOTE 14

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

The Company has elected to continue to account for stock options issued to employees in accordance with APB opinion 25, "Accounting for Stock Issued to Employees." In February 1996 the Company granted options to officers and employees at an exercise price lower than the market price of the stock at the date of grant. The total related deferred compensation expense was $0.9 million, which will be recognized as the options vest. The total 1998 compensation cost of $0.2 million was recorded as an increase in equity.

Effective for the year ended December 31, 1996, the Company was required to adopt the disclosure portion of Statement of Financial Accounting Standard No. 123 (SFAS No. 123), "Accounting for Stock Based Compensation." This statement requires the Company to provide pro forma information regarding net income applicable to common stockholders and net income per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value assumptions used for grants in 1998, 1997 and 1996 as follows: dividend yield of 0% for all years; expected volatility of 65%; risk free interest rates ranging from 5% to 7%; and expected lives ranging from 3.84 to 6 years. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                            Year Ended December 31,
                     In thousands of dollars                             1998        1997          1996
                     -----------------------                             ------------------------------
                     Net Income (Loss)
                     As reported                                       $ (4,342)    $2,426       $1,825
                     Pro forma                                         $ (7,308)    $1,513       $1,245

                     Earnings (Loss) Per Share
                         As reported
                          Basic                                        $ (0.82)     $ 0.40       $ 0.31
                          Diluted                                      $ (0.80)     $ 0.38       $ 0.29
                     Pro forma
                          Basic                                        $ (1.38)     $ 0.25       $ 0.21
                          Diluted                                      $ (1.34)     $ 0.24       $ 0.20

                               THOMAS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the status of the Company's stock options to employees as of December 31, 1998, 1997 and 1996 and changes in the years then ended is presented below.


COMMON OPTION SHARES                          1998                        1997                       1996
-------------------------------------------------------------------------------------------------------------------
                                                    Weighted                  Weighted                    Weighted
                                                     Average                   Average                     Average
                                                    Exercise                  Exercise                    Exercise
                                     Shares           Price        Shares       Price         Shares        Price
                                    --------------------------------------------------------------------------------
Outstanding at beginning of year      1,506,818      $ 9.89      1,367,625      $ 9.78        949,597      $10.16
    Granted                           1,334,718       11.37        370,250       10.35        656,415        9.60
    Exercised                          (299,543)      10.45       (104,382)       6.88       (196,120)      11.19
    Forfeited                          (905,639)      11.63       (126,675)      11.90        (42,267)       9.11
                                     -------------------------------------------------------------------------------
Outstanding at end of year            1,636,354       10.52      1,506,818      $ 9.89      1,367,625      $ 9.78
                                     ===============================================================================

Options exercisable at year-end       1,093,274      $10.52        739,848      $10.39        680,761      $10.18
Weighted average fair value of
   options granted during the year                   $11.37                     $10.49                     $ 7.61



COMMON OPTION SHARES                          1998                           1997                            1996
---------------------------------------------------------------------------------------------------------------------------

                                                    Weighted                      Weighted                        Weighted
                                                     Average                       Average                        Average
                                                    Exercise                      Exercise                        Exercise
                                        Shares        Price         Shares          Price            Shares        Price
                                       -----------------------------------------------------------------------------------
Outstanding at beginning of year          9,000      $5.44          12,360          $5.42           203,202        $ 4.47

    Granted                                   -          -               -                                -             -
    Exercised                                 -          -          (3,360)          5.36          (180,622)         4.57
    Forfeited                             9,000      $5.44               -              -           (10,220)         1.57
                                       -----------------------------------------------------------------------------------
Outstanding at end of year                    -          -           9,000          $5.44            12,360        $ 5.42
                                       ===================================================================================

Options exercisable at year-end               -           -          9,000          $5.44            12,360        $ 5.42


The following table summarizes information about stock options outstanding at December 31, 1998.


COMMON OPTIONS                                              Options Outstanding          Options Exercisable
-------------------------------------------------------------------------------------------------------------------
                                                            Weighted
                                                             Average      Weighted                    Weighted
                                                            Remaining     Average                      Average
                                                           Contractual    Exercise                     Exercise
                          Exercise Price     Outstanding   Life (Years)    Price       Exercisable       Price
                          --------------------------------------------------------------------------------------
                          $   0.00 - $   5.44     10,310      7.21        $ 0.16            5,644    $    0.29
                              6.00       7.94    458,864      5.46          7.50          175,856         6.82
                              8.00 -     9.94    447,949      8.90          8.77          276,670         8.77
                             10.00 -    13.75    624,264      7.41         11.96          564,451        11.97
                             14.00 -    16.88     88,267      6.86         15.61           66,026        15.59
                             17.00 -    19.13      6,700      7.48         18.57            4,607        18.58
                          -------------------------------------------------------------------------------------
                          $   0.00 - $  19.13  1,636,354      7.20        $10.02        1,093,274    $   10.39
                          =====================================================================================


                               THOMAS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




NOTE 15

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                               Year Ended December 31,
                  In thousands of dollars                                    1998        1997         1996
                  -----------------------                                -----------------------------------
                  Interest paid                                          $     198      $    98     $      1

                  Income taxes paid                                          1,290        1,310        4,176

                  Non-cash transactions:
                      Receipt of Class B Common Stock in
                      payment of exercise price of Common
                      Stock options                                              1           82        2,181

                      Additional acquisition cost
                      payable in common stock                                    -          300            -

Directors and Executive Officers

J.  Thomas Williams
Chief Executive Officer,
President, and Chief Operating Officer

Leland L. Grubb, Jr.
Vice President,
Chief Financial Officer,
Treasurer, and
President, Automotive Business Unit

Herbert D. Locke
Vice President
President, Asian/Pacific Business Unit

Philip Lovell
Vice President
President, European Business Unit

Alexander W. Young
Vice President
President, Utilities Business Unit
and Director

Roger A. Crabb
Legal Counsel and Secretary

John T. Chain, Jr.
Chairman of the Board of Directors
Retired Executive Vice President
Burlington Northern Railroad

James E. Dykes
Director,
Retired Executive Vice President,
  Corporate Development
Thomas Group, Inc.

Richard A. Freytag
Director
Retired Vice Chairman
Citicorp Banking Corporation

David B. Mathis
Director
Chairman and Chief Executive Officer
Kemper Insurance Companies

Corporate Information

Transfer Agent

Harris Trust and Savings Bank
5050 Renaissance Tower
1201 Elm Street
Dallas, Texas 75270
Telephone: (214) 658-0200
Fax: (214) 658-0222

Legal Counsel

Haynes & Boone, L.L.P.
901 Main Street
3100 NationsBank Plaza
Dallas, Texas 75202-3789

Auditor

BDO Seidman, L.L.P.
2323 Bryan Street
Suite 1800
Dallas, Texas 75201-2628



Form 10-K and Other Financial
Information Requests

A copy of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission and other financial information is available without charge upon written request to Investor Relations, Thomas Group, Inc. 5221 N.
O'Connor Boulevard, Suite 500, Irving, Texas 75039-3714.

Annual Meeting

The Annual Meeting of Stockholders will be held on July 29, 1999 at 9:00 a.m. Central Time in the Company's offices, 5221 N. O'Connor Boulevard, Suite 500, Irving, Texas 75039-3714.

Stock Market Information
and Related Shareholder Matters

The Company's Common Stock trades on the NASDAQ National Market System under the symbol TGIS. At January 31, 1999, the Company had approximately 130 holders of record of its Common Stock. The Company has paid no cash dividends and the Company intends to retain future earnings in order to provide funds for use in the operation and expansion of the business.

                               INDEX TO EXHIBITS


                EXHIBIT
                 NUMBER    DESCRIPTION
                --------   -----------
                  *3.1     Amended and Restated Certificate of Incorporation of
                           the Company.

                  *3.2     Amended and Restated By-Laws

                  *4.1 Specimen Certificate evidencing Common Stock (filed as Exhibit 4.1 to the Company's 1993 Form S-1 (File
                           No. 33-64492) and incorporated herein by reference).

                  *4.2     Form of Warrant Certificate for the Purchase of
                           Shares (SRG & Associates, Ltd.)

                  *4.3     Form of Warrant Certificate for the Purchase of
                           Shares (Lyon Securities, Inc.)

                  *4.4     Amendment No. 1 to Rights Agreement dated March 1,
                           1999

                 *10.1     Employment Agreement between the Company and Leland
                           L. Grubb, Jr.

                 *10.2     Amended and Restated 1988 Stock Option Plan

                 *10.3     Amended and Restated 1992 Stock Option Plan

                 *10.4     Amended and Restated 1997 Stock Option Plan

                 *10.5     401(k) Plan

                 *10.6     First Amended and Restated Revolving Credit Loan
                           Agreement dated December 4, 1996 between Comerica
                           Bank-Texas and the Company.

                 *10.7     Commercial lease dated December 31, 1991 between
                           Philip R. Thomas and Wayne Heirtzler Thomas, as owners, and the Company, as lessee

                 *10.8     Amendment No. 1 to Commercial Lease between Philip R.
                           Thomas and Wayne Heirtzler Thomas, as owners, and the Company, as lessee, dated February 8, 1992

                 *10.9     Amendment No. 2 to Commercial Lease between Philip R.
                           Thomas and Wayne Heirtzler Thomas, as owners, and the Company, as lessee, dated February 1, 1993

                *10.10     Amendment No. 3 to Commercial Lease between Philip R.
                           Thomas and Wayne Heirtzler Thomas, as owners, and the Company, as lessee

                *10.11     Agreement re: Pre-Payment of rent

                *10.12     Non-Employee Director Retainer Fee Plan

                *10.13     Commercial Lease dated February 8, 1994 between
                           Philip R. Thomas and Wayne Heirtzler Thomas, as owners, and the Company, as lessee


                   *13     1997 Annual Report to Stockholders. (Filed as
                           Exhibit 13 to the Company's Annual Report on Form
                           10-K for the year ended December 31, 1997 (the "1997
                           Form 10-K") and incorporated herein by reference.)


                   *21     Subsidiaries of the Company.

                    24 Power of Attorney (set forth on the signature page of this Form 10-K).

                   *27     Financial Data Schedule

             ---------------

             * Filed herewith.