Form 10-Q
period 1999-03-31
THOMAS GROUP INC
filed 1999-05-14
CIK 900017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1999

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

         As of April 30, 1999 the following number of shares of the registrant's stock were outstanding:

        Common Stock                                   4,896,219
        Class B Common Stock                               7,447
                                                       ---------
             Total                                     4,903,666
                                                       =========

                               THOMAS GROUP, INC.

PART I - FINANCIAL INFORMATION
                                                                                                                          PAGE NO.
Item 1 -   Financial Statements
           Consolidated Balance Sheets, March 31, 1999 and December 31, 1998...........................................       3
           Consolidated Statements of Operations for the Three Months Ended March 31, 1999 and 1998....................       4
           Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998....................       5
           Notes to Consolidated Financial Statements..................................................................       6
Item 2 -   Management's Discussion and Analysis of Financial Condition and Results of Operations.......................       9



PART II - OTHER INFORMATION

Item 6 -   Exhibits and Reports on Form 8-K............................................................................      13

ITEM I - FINANCIAL STATEMENTS


                               THOMAS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                      MARCH 31,      DECEMBER 31,
                                    ASSETS                                               1999            1998
                                                                                      ---------      ------------

Current Assets
   Cash and cash equivalents ...................................................       $  9,423        $  6,376
   Trade accounts receivable, net of allowances of $396 and $396 ...............          9,016          11,239
   Unbilled receivables ........................................................            542             740
   Income tax receivable .......................................................          1,427            --
   Deferred tax asset ..........................................................          2,424           2,331
   Other assets ................................................................            609             405
                                                                                       --------        --------
      Total Current Assets .....................................................         23,441          21,091
                                                                                       --------        --------
Property and Equipment, net ....................................................          3,307           3,627
Deferred Tax Asset .............................................................            267           2,519
Other Assets ...................................................................          3,876           4,394
                                                                                       --------        --------
                                                                                       $ 30,891        $ 31,631
                                                                                       ========        ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued liabilities ....................................       $  5,649        $  6,028
   Income taxes payable ........................................................           --               602
   Advance payments ............................................................             97             532
   Current maturities of long-term obligations .................................            312             329
                                                                                       --------        --------
      Total Current Liabilities ................................................          6,058           7,491
Long-Term Obligations ..........................................................          2,993           2,928
                                                                                       --------        --------
      Total Liabilities ........................................................          9,051          10,419
                                                                                       --------        --------

Commitments and Contingencies

Stockholders' Equity
   Common Stock, $.01 par value; 25,000,000 shares authorized;
      6,551,155 and 6,536,416 shares issued and outstanding ....................             65              65
   Additional paid-in capital ..................................................         22,850          22,699
   Retained earnings ...........................................................         14,441          13,654
   Accumulated other comprehensive income ......................................           (700)           (482)
   Treasury stock, 1,568,849 and 1,558,849 shares of Common, at cost ...........        (14,816)        (14,724)
                                                                                       --------        --------
      Total Stockholders' Equity ...............................................         21,840          21,212
                                                                                       --------        --------
                                                                                       $ 30,891        $ 31,631
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

                               THOMAS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                  -----------------------------
                                                                                      1999             1998
                                                                                  -----------       -----------

Revenues ..................................................................       $    14,710       $    15,646
Cost of sales .............................................................             8,859             9,725
                                                                                  -----------       -----------
Gross Profit ..............................................................             5,851             5,921
Selling, general and administrative .......................................             4,577             5,276
                                                                                  -----------       -----------
Operating Income ..........................................................             1,274               645
Interest income (expense), net ............................................                37                29
                                                                                  -----------       -----------
Income before Income Taxes ................................................             1,311               674
Income taxes ..............................................................               524               269
                                                                                  -----------       -----------
Income from continuing operations .........................................               787               405

Discontinued Operations:
Loss from operations, net of income tax benefit of $495 in 1998 ...........              --                (743)
                                                                                  -----------       -----------
Net Income (Loss) .........................................................       $       787       $      (338)
                                                                                  ===========       ===========

Earnings (Loss) per common share Basic:
Income from continuing operations .........................................       $      0.16       $      0.07
Loss from discontinued operations .........................................              --               (0.12)
                                                                                  -----------       -----------
Net Income (Loss) .........................................................       $      0.16       $     (0.05)
                                                                                  ===========       ===========

Diluted:
Income from continuing operations .........................................       $      0.15       $      0.07
Loss from discontinued operations .........................................              --               (0.12)
                                                                                  -----------       -----------
Net Income (Loss) .........................................................       $      0.15       $     (0.05)
                                                                                  ===========       ===========

Weighted average shares:
Basic .....................................................................         5,003,797         6,151,540
Diluted ...................................................................         5,083,908         6,256,634



          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                          THREE MONTHS ENDED
                                                                                                               MARCH 31,
                                                                                                        ------------------------
                                                                                                          1999            1998
                                                                                                        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Income from continuing operations ..............................................................    $    787        $    405
          Adjustments to reconcile income from continuing operations to net cash provided by
          (used in) operating activities
              Depreciation and amortization ........................................................         473             513
              Provision for doubtful accounts ......................................................        --               119
              Other ................................................................................         (10)             44
              Deferred taxes .......................................................................       2,159           1,709
              Amortization of stock option grants ..................................................          73              73
              Change in operating assets and liabilities
                   (Increase) decrease in trade accounts receivable ................................       2,192          (1,800)
                   (Increase) decrease in income tax receivable ....................................      (1,427)           --
                   (Increase) decrease in unbilled receivables .....................................         198             581
                   (Increase) decrease in other assets .............................................         312          (1,965)
                   Increase (decrease) in accounts payable and accrued liabilities .................        (314)           (711)
                   Increase (decrease) in advance payments .........................................        (377)           (149)
                   Increase (decrease) in income taxes payable .....................................        (619)           (669)
                                                                                                        --------        --------
                        Net Cash Provided by (Used In) Operating Activities ........................       3,447          (1,850)

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures ...........................................................................        (151)            (69)
                                                                                                        --------        --------
                        Net Cash Used In Investing Activities ......................................        (151)            (69)

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances to stockholder for treasury stock purchase ............................................        --           (10,604)
    Purchase of treasury stock .....................................................................         (92)           --
    Proceeds from exercise of stock options ........................................................          78              50
    Other long-term obligations ....................................................................         (17)             64
    Advances - line of credit ......................................................................        --             8,850
    Repayment - line of credit .....................................................................        --            (7,095)
    Net repayments from (advances to) affiliates ...................................................        --             2,274
                                                                                                        --------        --------
                       Net Cash Used In Financing Activities .......................................         (31)         (6,461)

Effect of Exchange Rate Changes on Cash ............................................................        (218)            (94)
                                                                                                        --------        --------
Net Cash Provided by Continuing Operations .........................................................       3,047          (8,474)
                                                                                                        --------        --------

DISCONTINUED OPERATIONS
    Net cash used in operating activities ..........................................................        --              (682)
                                                                                                        --------        --------
                       Net Cash Used In Discontinued Operations ....................................        --              (682)
                                                                                                        --------        --------
    Cash and Cash Equivalents:
          Beginning of period ......................................................................       6,376          11,254
                                                                                                        --------        --------
          End of period ............................................................................    $  9,423        $  2,098
                                                                                                        ========        ========


                  See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         1. The unaudited financial statements of Thomas Group, Inc. (the "Company") include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1998 Annual Report to Stockholders. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results of operations for the entire year ending December 31, 1999. Certain consolidated financial statement amounts have been reclassified from the previously reported financial statements in order to conform with the current presentation.

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

         3. Earnings Per Share - Basic earnings per share is based on the number of weighted average shares outstanding. Diluted earnings per share includes the effect of dilutive securities The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                                 THREE MONTHS ENDED MARCH 31, 1999
                                                             -----------------------------------------
                                                               Income          Shares        Per-Share
                                                             (Numerator)   (Denominator)      Amount
                                                             -----------   -------------     ---------

BASIC EPS
      Income available to common stockholders                 $ 787,000       5,003,797       $ 0.16
                                                                                              ======

EFFECT OF DILUTIVE SECURITIES
      Common stock options                                         --            80,111
                                                              ---------       ---------

DILUTED EPS
      Income available to common stockholders
      plus assumed conversions                                $ 787,000       5,083,908       $ 0.15
                                                              =========       =========       ======

                                                                  THREE MONTHS ENDED MARCH 31, 1998
                                                             -----------------------------------------
                                                               Income          Shares        Per-Share
                                                             (Numerator)   (Denominator)      Amount
                                                             -----------   -------------     ---------

BASIC EPS
      Income available to common stockholders                 $ (338,000)        6,151,540       $ (0.05)
                                                                                                 =======

EFFECT OF DILUTIVE SECURITIES
      Common stock options                                          --             105,094
                                                              ----------        ----------
DILUTED EPS
      Income available to common stockholders
      plus assumed conversions                                $ (338,000)        6,256,634       $ (0.05)
                                                              ==========        ==========       =======

                               THOMAS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



         4. Deferred Taxes - As a result of the restructuring charges and losses from discontinued operations recognized in the second quarter of 1998, the Company maintains deferred tax assets of $2.7 million. Utilization of the deferred tax asset and receivable is dependent on future taxable profits in excess of existing taxable temporary differences. The asset has been recognized because management believes it is more likely than not that the deferred tax asset will be utilized in future years. This conclusion is based on the belief that current and future levels of taxable income will be sufficient to realize the benefits of the deferred tax asset on domestic operations.

         5. Significant Clients - The Company recorded revenue in the amount of $5.6 million, or 38% of total revenues, from one client during the three month period ended March 31, 1999 as compared to $2.9 million, or 19% of total revenues from one client during the comparable period of the prior year. There were no other clients whose revenues exceeded 10% of total revenues in the three-month periods ended March 31, 1999 or March 31, 1998.

         6. Comprehensive Income - In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income. Comprehensive income includes all changes in equity (foreign currency translation) except those resulting from investments by owners and distributions to owners.

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                -----------------------------
                In thousands of dollars                                              1999            1998
                -----------------------                                         -------------   -------------
                Net Income                                                      $     787       $    (338)
                Change in other comprehensive income                                 (218)            (74)
                                                                                ---------       ---------
                Comprehensive income (loss)                                     $     569       $    (412)
                                                                                =========       =========

         7. Revolving Credit Agreement - The Company maintains a $19 million revolving credit agreement with Comerica Bank. This agreement expires in December 2003 and includes a call option in December 2001. Additionally, terms of the agreement provide for a $1 million per quarter reduction in available credit after the first two years. Loans under this agreement bear interest at the prime rate or other similar interest options. There has been no utilization of the credit agreement during the first quarter of 1999. At March 31, 1998 the balance due on the agreement was $1.8 million.

         8. Litigation - The Company is subject to various claims and other legal matters, described below, in the course of conducting its business. The Company believes that neither such claims and other legal matters nor the cost of prosecuting and/or defending such claims and other legal matters will have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows.

The Company was party to a legal action styled Creative Dimensions in Management, Inc. v. Thomas Group, Inc., filed September 17, 1996 in the U.S. District Court for the Eastern District of Pennsylvania. This matter arose out of disputes under two agreements between the Company and Creative Dimensions in Management, Inc. ("CDM"), a small private company with whom the Company had an alliance. The Company contested CDM's $50 million claim and pursued its counterclaims vigorously. On April 28, 1999 a judgment was entered in all matters in favor of the Company.

In the case of Thomas Group, Inc. v. Blevins, et al., filed May 19, 1997 in the U.S. District Court for the Northern District of Texas, and in the case styled Blevins, et al. v. Thomas Group, Inc., et al., filed June 9, 1997 in the U.S. District Court for the Northern District of Ohio, each party has asserted claims arising out of the purchase agreement and consulting agreement in connection with the Company's purchase of Interlink Technologies ("Interlink"). As a

                               THOMAS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

The Company is party to a legal action styled Philip R. Thomas and Wayne Heirtzler Thomas v. Thomas Group, Inc., before the U.S. District Court, Middle District of Louisiana, consolidated with another action styled Thomas Group of Louisiana, Inc. v. Philip R. Thomas and Wayne Heirtzler Thomas. Mr. and Mrs. Thomas sought to "enforce leases" and seized, under a writ of sequestration, movable assets at the Company's CEO Center in Louisiana. No damages were alleged by Mr. and Mrs. Thomas. The second suit was filed against Mr. and Mrs. Thomas by a subsidiary of the Company, seeking to dissolve the writ of sequestration and asserting a claim for damages. A hearing was held on February 2, 1999 on the motions of the Company and its subsidiary to dissolve the writ of sequestration, and the court has lifted the sequestration order.

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

         9. Supplemental Disclosure of Cash Flow Information

                                                                                                          THREE MONTHS ENDED
                                                                                                               MARCH 31,
                                                                                                     -----------------------------
                                                                                                      1999                    1998
                                                                                                     -----                   -----
 Interest paid...............................................................................        $  13                   $  42
 Income taxes paid...........................................................................        $ 116                   $ 950

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

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            -----------------------
                                                                                             1999            1998
                                                                                            -------         -------

  Revenues............................................................................       100.0%          100.0%
                                                                                             -----           -----
   Cost of sales......................................................................        60.2            62.2
                                                                                             -----           -----
  Gross Margin........................................................................        39.8            37.8
   Selling, general and administrative................................................        31.1            33.7
                                                                                             -----           -----
  Operating income....................................................................         8.7             4.1
   Interest income (expense), net.....................................................         0.3             0.2
                                                                                             -----           -----
  Income from continuing operations before income taxes...............................         9.0             4.3
   Income taxes.......................................................................         3.6             1.7
                                                                                             -----           -----
  Net income from continuing operations...............................................         5.4%            2.6%
                                                                                             =====           =====

 The Company operates in one industry segment, and conducts its business primarily in three geographic areas, United States, Europe and Asia. Information regarding these areas follows:

                                                                                              THREE MONTHS ENDED
         In thousands of dollars                                                                  MARCH 31,
         -----------------------                                                             ----------------------
                                                                                               1999         1998
                                                                                             --------      --------

          United States...............................................................       $ 10,431      $ 10,655
          Europe......................................................................          2,867         4,113
          Asia/Pacific................................................................          1,412           878
                                                                                             --------      --------
          Total.......................................................................       $ 14,710      $ 15,646
                                                                                             ========      ========


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Revenue - Revenue decreased $0.9 million (6.0%) in the first quarter of 1999 from the first quarter of 1998. This decrease consisted of a $1.1 million (8.8%) increase in fixed fee revenue and a $2.0 million (58.0%) decrease in incentive revenue. Fixed fee and incentive revenues represent 90.1% and 9.9%, respectively, of revenue in the first quarter of 1999 and 77.9% and 22.1%, respectively, of revenue in the first quarter of 1998.

The United States component of revenue decreased 2.1%, primarily as a result of contract completions which exceeded the rate of new contracts being added in the latter quarters of 1998. European revenue decreased 30.3% due to one significant contract cancellation and reduced yield on certain other contracts in the geographic region. Asia/Pacific revenue increased 60.8% for the comparable quarters as a result of several new contracts attained since the

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


first quarter of 1998. Due to economic conditions in the region, management does not anticipate first quarter comparable growth in the Asia/Pacific region to be representative of that which will be attained in subsequent quarters.

GROSS PROFIT - Gross profit was 39.8% of revenues in the first quarter of 1999 compared to 37.8% of revenues in the first quarter of 1998. This increase was primarily the result of the use of part-time Resultants(SM) in 1999 who are compensated only when they are working on client assignments. Average Resultant(SM) headcount decreased from 169 in the first quarter of 1998 to 125 in the first quarter of 1999. The use of part-time professionals is intended to reduce the volatility of the Company's profit margin in the event of a reduction in the number of active contracts.

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

Selling, general and administrative expense as a percentage of total revenue decreased to 31.1% in the first quarter of 1999 from 33.7% in the first quarter of 1998, a $0.7 million quarter to quarter decrease. This decrease was partially due to a $0.8 million charge in the first quarter of 1998 associated with the departure of three senior-level executives. Legal expense for the quarter ended March 31, 1999 increased $0.4 million over the comparable period of the prior year, offset partially by reductions in payroll and other expenses.

DISCONTINUED OPERATIONS - In the second quarter of 1998, the Company announced its plan to dispose of its Information Technologies business segment. The Company recorded an after tax charge of approximately $2.9 million as the estimated loss on disposal of the segment, including estimated operating losses during the phase-out period. Terms of the sale required a revision to the estimated loss on disposal and an additional $0.4 million after tax charge was recorded in the third quarter of 1998. The Company realized a loss of $0.7 million net of tax in the first quarter of 1998 as a result of the operations of the discontinued segment.

OTHER - The Company's effective tax rate was 40% in the first quarters of 1999 and 1998.

As a result of the restructuring charges and losses from discontinued operations recognized in the second quarter of 1998, the Company maintains deferred tax assets of $2.7 million and an income tax receivable of $1.4 million. The income tax receivable is to be applied to current year tax liability. The deferred tax asset is to be applied to future years' tax liabilities. Utilization of the deferred tax asset and receivable is dependent on future taxable profits in excess of existing taxable temporary differences. At a tax rate of 40% the Company needs to realize pre-tax income of $10.3 million in the next five years to fully realize the total tax benefit of $4.1 million. Assuming margins remain equivalent to historical levels, business under commitment (backlog) at March 31, 1999 should produce income before taxes of approximately $6.1 million in the next two years. Management believes that closing sufficient additional revenue to generate $4.2 million of additional income before taxes in the next two years is highly likely. The Company will continue in future periods to evaluate the realizability of the tax assets and make necessary adjustments through charges to expense should projected future taxable income be insufficient to realize the benefit of the tax assets.

RESULTS OF OPERATIONS - Net income in the first quarter of 1999 was $0.8 million, or $0.15 per diluted share ($0.16 per basic share), an increase of $0.4 million compared to net income from continuing operations of $0.4 million, or $0.07 per share, in the first quarter of 1998.

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $3.0 million in the first quarter of 1999 compared to a $9.2 million decrease in the first quarter of 1998. The major components of these changes are discussed below:

CASH FLOWS FROM OPERATING ACTIVITIES - Operating activities provided cash of $3.4 million in the first quarter of 1999 compared to using cash of $1.9 million in the first quarter of 1998. Accounts receivable balances more than 30 days past due were $1.0 million at March 31, 1999, compared to $2.0 million at December 31, 1998 and $1.8 million at March 31, 1998. Days sales outstanding were 49 days at March 31, 1999 compared to 53 days at December 31, 1998.

CASH FLOWS FROM FINANCING ACTIVITIES - Cash flows used in financing activities in the first quarter of 1998 were primarily for the purchase of outstanding stock. In February 1998, the Company entered into a stock purchase agreement with its Chairman and Chief Executive Officer to repurchase shares of common stock for $8.2 million in cash and satisfaction of a $2.3 million debt to the Company. Terms of the agreement called for independent determination of the number of shares to be acquired. In April 1998 the number of shares was determined to be 1.3 million, representing a discount to the market value during the settlement period. Thereafter the Chairman and Chief Executive Officer retired from his position with the Company.

The Company maintains a $19 million revolving credit agreement with Comerica Bank. This agreement expires in December 2003 and includes a call option in December 2001. Additionally, terms of the agreement provide for a $1 million per quarter reduction in available credit in 1999 and 2000. Loans under this agreement bear interest at the prime rate or other similar interest options. There has been no utilization of the credit agreement during the first quarter of 1999. The Company paid less than $0.1 million in the first quarter of 1999 in commitment fees related to this agreement.

In February 1999, the Board of Directors of the Company approved a stock repurchase plan for up to 250,000 shares of Common Stock of the Company. Shares are purchased in the open market. During March 1999, the Company purchased 10,000 shares of stock at an average price of $9.22 per share. During April 1999, 90,000 additional shares were purchased at an average price of $8.73 per share.

FINANCIAL CONDITION

The Company believes that its financial condition remains strong and that it has the financial resources necessary to meet its needs. Cash provided by operating activities and the Company's credit facility should be sufficient to meet short and long-term operational needs.

YEAR 2000 ISSUES

The Company's internal business information systems are primarily comprised of commercial application software products offered for license by Microsoft Corporation and other recognized providers. Because these providers' products are widely distributed commercially developed applications, the Company anticipates these applications have been or will be brought into compliance by the manufacturers. The Company has implemented new accounting and financial reporting software that is Year 2000 compliant.

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

                               THOMAS GROUP, INC.

PART II - OTHER INFORMATION

                                                                                                                      SEQUENTIAL
                                                                                                                       PAGE NO.

Item 6 -  Exhibits and Reports on Form 8-K.........................................................................


          (a)  Exhibits

               Reports on Form 8-K for the Quarter Ending March 31, 1999:

                 The Company filed a current report on Form 8-K dated April 8, 1999 related to the dismissal of its certifying accountants, BDO Seidman, LLP and appointment of its new certifying accountants, Ernst & Young, LLP.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THOMAS GROUP, INC.
                                   Registrant

              May 14, 1999                                    /s/ J. Thomas Williams
             --------------                                   ----------------------
                  Date                                           J.Thomas Williams
                                                              Chief Executive Officer

              May 14, 1999                                   /s/ Leland L. Grubb, Jr.
             -------------                                   ------------------------
                  Date                                         Leland L. Grubb, Jr.
                                               Vice President, Chief Financial Officer and Treasurer
                                                   (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBIT





EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

  27                          Financial Data Schedule