Form 10-Q
period 1999-06-30
THOMAS GROUP INC
filed 1999-08-16
CIK 900017

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                  -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         As of July 30, 1999 the following number of shares of the registrant's stock were outstanding:

        Common Stock                                   4,826,928
        Class B Common Stock                               3,970
                                                       ---------
             Total                                     4,830,898
                                                       =========

                               THOMAS GROUP, INC.


PART I - FINANCIAL INFORMATION

                                                                       PAGE NO.
Item 1 -   Financial Statements (unaudited)
         Consolidated Balance Sheets, June 30, 1999 and
             December 31, 1998.......................................       3
         Consolidated Statements of Operations for the Three Months and
             Six Months Ended June 30, 1999 and 1998.................       4
         Consolidated Statements of Cash Flows for the Six Months Ended
             June 30, 1999 and 1998..................................       5
         Notes to Consolidated Financial Statements..................       6
Item 2 -   Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................       9


PART II - OTHER INFORMATION

Item 6 -   Exhibits and Reports on Form 8-K..........................      15

ITEM I - FINANCIAL STATEMENTS

                               THOMAS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                JUNE 30,   DECEMBER 31,
                                               ASSETS                            1999         1998
                                                                              ---------    ------------
Current Assets
   Cash and cash equivalents .................................................  $  9,610    $  6,376
   Trade accounts receivable, net of allowances of $396 ......................     9,564      11,239
   Unbilled receivables ......................................................       380         740
   Income tax receivable .....................................................     1,793          --
   Deferred tax asset ........................................................     1,973       2,331
   Other assets ..............................................................       675         405
                                                                                --------    --------
      Total Current Assets ...................................................    23,995      21,091
                                                                                --------    --------
Property and Equipment, net ..................................................     3,014       3,627
Deferred Tax Asset ...........................................................       287       2,519
Other Assets .................................................................     3,288       4,394
                                                                                --------    --------
                                                                                $ 30,584    $ 31,631
                                                                                ========    ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued liabilities ..................................  $  5,532    $  6,028
   Income taxes payable ......................................................        --         602
   Advance payments ..........................................................        --         532
   Current maturities of long-term obligations ...............................       199         329
                                                                                --------    --------
      Total Current Liabilities ..............................................     5,731       7,491
Long-Term Obligations ........................................................     3,056       2,928
                                                                                --------    --------
      Total Liabilities ......................................................     8,787      10,419
                                                                                --------    --------

Commitments and Contingencies

Stockholders' Equity
   Common Stock, $.01 par value; 25,000,000 shares authorized;
      6,535,241 and 6,536,416 shares issued and outstanding ..................        65          65
   Additional paid-in capital ................................................    23,020      22,699
   Retained earnings .........................................................    15,802      13,654
   Accumulated other comprehensive income - foreign currency translation .....      (943)       (482)
   Treasury stock, 1,725,349 and 1,558,849 shares of Common, at cost .........   (16,147)    (14,724)
                                                                                --------    --------
      Total Stockholders' Equity .............................................    21,797      21,212
                                                                                --------    --------
                                                                                $ 30,584    $ 31,631
                                                                                ========    ========

         See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30,                JUNE 30,
                                                     -----------------------    ----------------------
                                                        1999         1998          1999        1998
                                                     ----------   ----------    ----------  ----------
Revenue ...........................................  $   15,752   $   16,565    $   30,462   $   32,211
      Cost of Sales ...............................       8,875       10,076        17,734       19,801
                                                     ----------   ----------    ----------   ----------
Gross Margin ......................................       6,877        6,489        12,728       12,410
      Selling, General and Administrative .........       4,640       14,035         9,217       19,311
                                                     ----------   ----------    ----------   ----------
Operating Income (Loss) ...........................       2,237       (7,546)        3,511       (6,901)
Interest Income (Expense), Net ....................          29          (90)           66          (61)
                                                     ----------   ----------    ----------   ----------
Income (Loss) from Continuing Operations Before
      Income Tax ..................................       2,266       (7,636)        3,577       (6,962)
Income Tax (Benefit) ..............................         905       (2,905)        1,429       (2,635)
                                                     ----------   ----------    ----------   ----------
Income (Loss) from Continuing Operations ..........       1,361       (4,731)        2,148       (4,327)
                                                     ----------   ----------    ----------   ----------
Discontinued Operations:
Loss from Operations, net of income tax ...........          --         (350)           --       (1,092)
Estimated (Loss) on disposal, including provision
   for operating losses through disposal date, net
   of income tax ..................................          --       (2,905)           --       (2,905)
                                                     ----------   ----------    ----------   ----------
Net Income (Loss) .................................  $    1,361   $   (7,986)   $    2,148   $   (8,324)
                                                     ==========   ==========    ==========   ==========


Earnings (Loss) per common share:
Basic:
Income (Loss) from Continuing Operations ..........  $     0.28   $    (0.94)   $     0.43   $    (0.77)
Discontinued Operations:
  Loss from Operations ............................          --        (0.07)           --        (0.19)
  Estimated Loss on Disposal ......................          --        (0.58)           --        (0.52)
                                                     ----------   ----------    ----------   ----------
Net Income (Loss) per share .......................  $     0.28   $    (1.59)   $     0.43   $    (1.48)
                                                     ==========   ==========    ==========   ==========

Diluted:
Income from Continuing Operations .................  $     0.28           --    $     0.43           --
Discontinued Operations:
  Loss from Operations ............................          --           --            --           --
  Estimated Loss on Disposal ......................          --           --            --           --
                                                     ----------   ----------    ----------   ----------
Net Income per share ..............................  $     0.28           --    $     0.43           --
                                                     ==========   ==========    ==========   ==========

Weighted average shares:
Basic .............................................   4,895,870    5,031,498     4,950,961    5,634,525
Diluted ...........................................   4,938,479           --     5,008,766           --


         See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

 ------------------------------------------------------------------------------

                                                                                                      SIX MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                                    ---------------------
                                                                                                      1999        1998
                                                                                                    --------    --------
 Cash Flows From Operating Activities:
     Net income (loss) from continuing operations ...............................................   $  2,148    $ (4,327)
           Adjustments to reconcile net income (loss) from continuing operations to net cash from operating activities
               Depreciation and amortization ....................................................        791         785
               Provision for write-down of assets ...............................................         --       3,602
               Deferred taxes ...................................................................      2,877      (3,384)
               Gain (loss) on disposal of property ..............................................         (3)         36
               Other ............................................................................        146         146
               Change in operating assets and liabilities
                    (Increase) decrease in trade accounts receivable ............................      1,557      (3,505)
                    (Increase) decrease in income tax receivable ................................     (1,793)         --
                    (Increase) decrease in unbilled receivables .................................        360         835
                    (Increase) decrease in other assets .........................................        539       1,371
                    Increase (decrease) in accounts payable and accrued liabilities .............       (571)      2,897
                    Increase (decrease) in advance payments .....................................       (532)         --
                    Increase (decrease) in income taxes payable .................................       (606)       (761)
                                                                                                    --------    --------
                         Net Cash Provided By (Used In) Operating Activities ....................      4,913      (2,305)

 Cash Flows From Investing Activities:
     Capital expenditures .......................................................................       (190)       (402)
                                                                                                    --------    --------
                         Net Cash Used In Investing Activities ..................................       (190)       (402)

 Cash Flows From Financing Activities:
     Purchase of treasury stock .................................................................     (1,423)    (10,605)
     Proceeds from exercise of stock options ....................................................        112         350
     Other long-term obligations ................................................................        128         (81)
     Advances - line of credit ..................................................................         --      22,589
     Repayment - line of credit .................................................................         --     (19,408)
     Net repayments from (advances to) affiliates ...............................................         --       2,274
                                                                                                    --------    --------
                         Net Cash Used In Financing Activities ..................................     (1,183)     (4,881)

 Effect of Exchange Rate Changes on Cash ........................................................       (306)        (78)
                                                                                                    --------    --------
 Net cash provided by (used in) continuing operations ...........................................      3,234      (7,666)
 Discontinued Operations:
           Net cash used in operating activities ................................................         --      (1,238)
                                                                                                    --------    --------

 Net increase (decrease) in cash and cash equivalents ...........................................      3,234      (8,904)

 Cash and Cash Equivalents:
     Beginning of period ........................................................................      6,376      11,254
                                                                                                    --------    --------
     End of period ..............................................................................   $  9,610    $  2,350
                                                                                                    ========    ========

         See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         1. The unaudited consolidated financial statements of Thomas Group, Inc. (the "Company") include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1998 Annual Report to Stockholders. The results of operations for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results of operations for the entire year ending December 31, 1999. Certain consolidated financial statement amounts have been reclassified from the previously reported financial statements in order to conform with the current presentation.

         2. Earnings Per Share - Basic earnings per share is based on the number of weighted average shares outstanding. The following table reconciles basic earnings per share to diluted earnings per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                      -------------------    --------------------
In thousands, except per share data                     1999       1998        1999       1998
                                                      --------   --------    --------   --------
NUMERATOR:
     Income (Loss) available to Common
             Stockholders .........................   $  1,361   $(7,986)    $  2,148   $ (8,324)
                                                      ========   ========    ========   ========

DENOMINATOR:
Weighted Average Shares Outstanding:
        Basic .....................................    4,895.9    5,031.5     4,951.0    5,634.5

          Effect of Dilutive Securities:
                Common Stock Options ..............       42.9      150.1        57.8      126.7
                                                      --------   --------    --------   --------

        Diluted ...................................    4,938.7    5,181.6     5,008.8    5,761.2
                                                      ========   ========    ========   ========

EARNINGS (LOSS) PER SHARE:
     Basic ........................................   $   0.28    $(1.59)    $   0.43   $  (1.48)
     Diluted ......................................   $   0.28        --     $   0.43         --

                               THOMAS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

         3. Deferred Taxes - As a result of the restructuring charges and losses from discontinued operations recognized in the second quarter of 1998, the Company maintains deferred tax assets of $2.3 million at June 30, 1999. Utilization of the deferred tax asset is dependent on future taxable income in excess of existing taxable temporary differences. The asset has been recognized because management believes it is more likely than not that the deferred tax asset will be utilized in future years. This conclusion is based on the belief that current and future levels of taxable income will be sufficient to realize the benefits of the deferred tax asset on domestic operations.

         4. Significant Clients - The Company recorded revenue from one client of $4.7 million, or 29.8% of total revenue, and $9.7 million, or 31.8% of total revenue, during the three and six months ended June 30, 1999, respectively. Revenue from the same client totaled $4.4 million, or 26.7% of total revenue, and $7.3 million, or 22.7% of total revenue for the three and six months ended June 30, 1998, respectively. The Company recorded revenue from a second client of $1.8 million, or 11.4% of total revenue during the three months ended June 30, 1999. There was no other client from which revenue exceeded 10% of total revenue in the three or six-month periods ended June 30, 1999 or June 30, 1998.

         5. Comprehensive Income - In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income. Comprehensive income includes all changes in equity (foreign currency translation) except those resulting from investments by owners and distributions to owners.

                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                  JUNE 30,               JUNE 30,
                                             ------------------   -------------------
In thousands of dollars                        1999      1998       1999       1998
Net income ...............................   $ 1,361    $(7,986)   $ 2,148    $(8,324)
Decrease in other comprehensive income ...     (243)       (45)      (461)      (119)
                                             -------    -------    -------    -------
 Comprehensive income (loss) .............   $ 1,118    $(8,031)   $ 1,687    $(8,443)
                                             =======    =======    =======    =======

         6. Revolving Credit Agreement - The Company previously maintained a $20 million revolving credit agreement with Comerica Bank. Terms of the agreement provided for a $1 million per quarter reduction in available credit beginning in 1999. In April 1999 the Company amended the agreement to reduce the maximum available borrowings to $15 million with no quarterly reduction. The agreement is in place to provide funding for potential future operating cash requirements or business expansion purposes. Loans under this agreement bear interest at the prime rate or other similar interest options. There has been no utilization of the credit facility during the first half of 1999.

         7. Litigation - The Company is subject to various claims and other legal matters, described below, in the course of conducting its business. The Company believes that neither such claims and other legal matters nor the cost of prosecuting and/or defending such claims and other legal matters will have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows.

On April 28, 1999 a judgment was entered in all matters in favor of the Company in the legal action Creative Dimensions in Management, Inc. v. Thomas Group, Inc. This manner arose out of disputes under two agreements between the Company and Creative Dimensions in Management, Inc., a small private company with whom the Company had an alliance.

In the case of Thomas Group, Inc. v. Blevins, et al., filed May 19, 1997 in the U.S. District Court for the Northern District of Texas, and in the case styled Blevins, et al. v. Thomas Group, Inc., et al., filed June 9, 1997 in the U.S. District Court for the Northern District of Ohio, each party has asserted claims arising out of the purchase agreement

                               THOMAS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


and consulting agreement in connection with the Company's purchase of Interlink Technologies ("Interlink"). As a result of losses sustained by its subsidiary, the Company asserted claims in the Texas action against Ron Blevins and Mike Smith, the former owners of Interlink, for breach of contract and fraudulent misrepresentation.

The Texas federal action was transferred to Ohio and consolidated with the Ohio federal action. The trial date has been set for October 26, 1999. The Company believes the former owners' claims have no merit, and it is the Company's intention to vigorously pursue its own claims against the former owners of Interlink, as well as vigorously defend against the former owners' claims.

The Company is party to a legal action styled Philip R. Thomas and Wayne Heirtzler Thomas v. Thomas Group, Inc., before the U.S. District Court, Middle District of Louisiana, consolidated with another action styled Thomas Group of Louisiana, Inc. v. Philip R. Thomas and Wayne Heirtzler Thomas. Mr. and Mrs. Thomas sought to "enforce leases" and seized, under a writ of sequestration, movable assets at the Company's CEO Center in Louisiana. No damages were alleged by Mr. and Mrs. Thomas. The second suit was filed against Mr. and Mrs. Thomas by a subsidiary of the Company, seeking to dissolve the writ of sequestration and asserting a claim for damages. A hearing was held on February 2, 1999 on the motions of the Company and its subsidiary to dissolve the writ of sequestration, and the court has lifted the sequestration order. The Company has amended its complaint in this action, to seek a declaratory judgment from the federal court that the Company is not in default under any of the leases relating to the Louisiana property.

The Company is party to an arbitration proceeding with the former Chairman and CEO of the Company, styled Thomas Group, Inc. v. Philip Thomas. The Company timely paid Mr. Thomas all benefits due him under his written employment agreement, including a $1.8 million severance payment, yet Mr. Thomas has demanded additional compensation and retirement benefits. On December 18, 1998, the Company initiated this proceeding before the American Arbitration Association in Dallas, Texas pursuant to an arbitration clause in Mr. Thomas' employment agreement. On December 31, 1998, Mr. Thomas filed suit in Dallas County District Court in an action styled Philip R. Thomas v. Thomas Group, Inc. The Company moved to stay the litigation based on the parties' written agreement to arbitrate, and the litigation has been stayed. The Company believes Mr. Thomas' claims have no merit, vigorously contests Mr. Thomas' claims, and is seeking a determination that Mr. Thomas is owed nothing further as a result of his employment relationship with the Company.

         8.       Supplemental Disclosure of Cash Flow Information


                                                 SIX MONTHS ENDED
                                                     JUNE 30,
                                                ------------------
                                                  1999      1998
                                                --------   ------
Interest paid.............................        $ 22     $  124
Income taxes paid.........................        $658     $1,965

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW

The Company derives the majority of its revenue from monthly fixed and incentive fees for the implementation of Total Cycle Time and other business improvement programs. Incentive fees are tied to improvements in a variety of client performance measures typically involving response time, asset utilization, productivity and profitability. Due to the Company's use of incentive fee contracts, variations in revenue levels may cause fluctuations in quarterly results. Factors such as a client's commitment to a Total Cycle Time program, general economic and industry conditions, and other issues could affect a client's business performance, thereby affecting the Company's incentive fee revenue and quarterly earnings. Quarterly revenue and earnings of the Company may also be impacted by the size and timing of starts and completions of individual contracts.

UNLESS OTHERWISE STATED, THE DISCUSSION THAT FOLLOWS PERTAINS TO CONTINUING OPERATIONS ONLY.

The following table sets forth the percentages which items in the statement of operations bear to revenue:

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                      ------------------     -----------------
                                                        1999      1998        1999       1998
                                                      -------    -------     ------     ------
Revenue ......................................         100.0%     100.0%      100.0%     100.0%
      Cost of Sales ..........................          56.3       60.8        58.2       61.5
                                                       -----     ------      ------      -----
Gross Margin .................................          43.7       39.2        41.8       38.5
      Selling, General and  Administrative ...          29.5       26.3        30.3       29.9
      Restructuring costs ....................          --         58.4        --         30.0
                                                       -----     ------      ------      -----
Operating Income (Loss) ......................          14.2      (45.5)       11.5      (21.4)
Interest Income (Expense), Net ...............           0.2       (0.5)        0.2       (0.2)
                                                       -----     ------      ------      -----
Income (Loss) from Continuing Operations
Before Income Taxes ..........................          14.4      (46.0)       11.7      (21.6)
Income Taxes (Benefit) .......................           5.8      (17.5)        4.7       (8.2)
                                                       -----     ------      ------      -----
Income (Loss) from Continuing Operations .....           8.6%     (28.5)%       7.0%     (13.4)%
                                                       =====     ======      ======      =====

The following table sets forth the Company's revenue by geographic distribution:

                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                             JUNE 30,               JUNE 30,
                                       ------------------     -------------------
                                         1999      1998         1999       1998
                                       -------    -------     -------    --------
Business Improvement Programs
   United States .................     $ 8,834     $11,567     $19,266     $22,222
   Europe ........................       5,287       4,088       8,153       8,200
   Asia/Pacific ..................       1,631         910       3,043       1,789
                                       -------     -------     -------     -------
Total Revenue ....................     $15,752     $16,565     $30,462     $32,211
                                       =======     =======     =======     =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

REVENUE - Revenue from continuing operations decreased 4.9% in the second quarter of 1999 from the second quarter of 1998. This revenue decrease resulted from a $0.6 million decline in fixed fee revenue and a $0.2 million decline in incentive revenue. Fixed fee and incentive revenue represent 78.9% and 21.1% of revenue, respectively, for the second quarter of 1999 and 78.6% and 21.4% of revenue, respectively, for the second quarter of 1998.

The United States component of revenue decreased 23.6% due to contract completions exceeding new contract start-ups. European revenue increased 29.3% due to $1.0 million in incentive fees received from a contract that ended in December 1998. Asia/Pacific revenue increased 79.2% due to new contracts started in 1999.

GROSS PROFIT - Gross profit was 43.7% of revenue in the second quarter of 1999 compared to 39.2% of revenue in the second quarter of 1998. This increase in percentage was primarily the result of the use of part-time Resultants(SM) in 1999 who are compensated only when they are working on client assignments. Average full-time Resultants(SM) headcount decreased from 174 in the second quarter of 1998 to 152 in the second quarter of 1999. The use of part-time professionals is intended to reduce the volatility of the Company's profit margin in the event of a reduction in the number of active contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses consist of all operating expenses not directly associated with the generation of revenue. A significant portion of selling, general and administrative expenses are for corporate personnel (including corporate officers), non-program-related travel and entertainment, corporate facilities costs, and professional and legal costs. In the second quarter of 1998, selling, general and administrative expenses also include restructuring cost of $9.7 million.

Selling, general and administrative expenses, excluding the restructuring charge, as a percentage of total revenue increased to 29.5% in the first quarter of 1999 from 26.3% in the second quarter of 1998. The increase in percentage is primarily due to a $0.5 million increase in legal fees related to three legal issues. In April 1999 the Company received a favorable judgment in one action and the related legal fees have ceased. Management anticipates favorable rulings in the remaining actions. There is also a potential that some of the legal fees may be partially covered by insurance; however, no provision for reimbursement has been recognized at June 30, 1999. The Company is currently in discussion with its liability insurers. The 1998 restructuring costs of $9.7 million included approximately $3.0 million for personnel reduction costs and $6.7 million for the write-down of leasehold improvements and other costs associated with underutilized and unnecessary facilities.

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

OTHER - The Company's effective tax rate was 40% in the second quarter of 1999, as compared to the 38% rate in the second quarter of 1998. The increase is attributable to certain 1998 adjustments made to accommodate the restructuring charge and discontinued operations and a change in the mix of domestic and foreign revenue sources.

RESULTS OF OPERATIONS - Net income in the second quarter of 1999 was $1.4 million, or $0.28 per share, an increase of $6.1 million compared to a net loss of $4.7 million, or $0.94 per share, in the second quarter of 1998. Excluding the restructuring and non-recurring charges, net income in the quarter ended June 30, 1998 was $1.3 million, or $0.24 per share.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REVENUE - Revenue decreased approximately 5.4% in the first half of 1999 compared to the first half of 1998. The decrease consisted of a $0.5 million increase in fixed fee revenue and a $2.3 million decrease in incentive revenue. Fixed fee and incentive revenue represent 84.4% and 15.6%, respectively, of revenue in the first half of 1999 and 78.3% and 21.7% of revenue, respectively, in the first half of 1998.

The United States component of revenue decreased 13.3%, primarily as a result of contract completions in the second half of 1998. Asia/Pacific revenue increased 70.1% for the comparable period due to the increased referenceability of the Company in the region which has been converted to four new contracts since the end of 1998.

GROSS PROFIT - Gross profit was 41.8% of revenue in the first half of 1999 compared to 38.5% of revenue in the first half of 1998. This increase was primarily the result of the use of part-time Resultants(SM) in 1999 who are compensated only when they are working on client assignments. The use of part-time professionals is intended to reduce the volatility of the Company's profit margin in the event of a reduction in the number of active contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - In the six months ended June 30, 1998 selling, general and administrative expenses include restructuring costs and other nonrecurring personnel costs totalling $10.4 million.

Selling, general and administrative expense, excluding the restructuring charge, as a percentage of total revenue increased to 30.3% in the first half of 1999 from 29.9% in the first half of 1998. On an absolute basis, selling, general and administrative expense decreased $0.4 million, primarily the result of costs associated with the departure of three senior level managers in the first quarter of 1998. The full effect of these cost-cutting measures are partially offset by increased legal costs due to various legal actions. (See Litigation later in this discussion.)

DISCONTINUED OPERATIONS - In the second quarter of 1998, the Company announced its plan to dispose of its Information Technologies business segment. The Company recorded an after tax charge of approximately $2.9 million as the estimated loss on disposal of the segment, including estimated operating losses during the phase-out period. Terms of the sale required a revision to the estimated loss on disposal and an additional $0.4 million after tax charge was recorded in the third quarter of 1998 resulting in a total charge of $3.3 million as the estimate loss on disposal of the segment for 1998. The Company realized a loss of $1.1 million net of tax in the first quarter of 1998 as a result of the operations of the discontinued segment.

OTHER - The Company's effective tax rate was 40% in the first half of 1999, as compared to the 38% rate in the first half of 1998. The increase is attributable to certain adjustments made to accommodate the restructuring charge and discontinued operations.

As a result of the restructuring charges and losses from discontinued operations recognized in the second quarter of 1998, the Company maintains deferred tax assets of $2.3 million and an income tax receivable of $1.8 million at June 30, 1999. The income tax receivable is to be applied to current year tax liability. The deferred tax asset will be applied to future tax liabilities. Utilization of the deferred tax asset and receivable is dependent on future taxable profits in excess of existing taxable temporary differences. At a tax rate of 40% the Company needs to realize pre-tax income of $6.8 million in the next five years to fully realize the total tax benefit of $4.1 million. Assuming margins remain equivalent to historical levels, business under commitment (backlog) at June 30, 1999 should produce income before taxes of approximately $6 million in the next two years. Management believes that closing sufficient additional revenue to generate $1 million of additional income before taxes in the next two years is highly likely. The Company will continue in future periods to evaluate the realizability of the tax assets and make necessary adjustments through charges to expense should projected future taxable income be insufficient to realize the benefit of the tax assets.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - Net income in the first half of 1999 was $2.1 million, or $0.43 per share, an increase of $6.5 million from a net loss of $4.3 million, or $0.77 per share, in the first half of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $3.2 million in the first half of 1999 compared to a $8.9 million decrease in the first half of 1998. The major components of these changes are discussed below:

CASH FLOWS FROM OPERATING ACTIVITIES - Operating activities provided cash of $4.9 million in the first half of 1999 compared to a use of cash of $2.3 million in the first half of 1998. Accounts receivable balances more than 30 days past due were $1.6 million at June 30, 1999, compared to $2.0 million at December 31, 1998 and $1.5 million at June 30, 1998. Days sales outstanding in accounts receivable was 53 days at December 31, 1998 and June 30, 1999.

CASH FLOWS FROM INVESTING ACTIVITIES - Cash flows used in investing activities totaled $0.2 million in the first half of 1999 and were attributable to office facilities and miscellaneous equipment. Capital expenditures for the comparable period of the prior year were primarily for the purchase of computers and network computing equipment.

CASH FLOWS FROM FINANCING ACTIVITIES - In February 1999, the Board of Directors of the Company approved a stock repurchase plan for up to 250,000 shares of Common Stock of the Company. Shares are purchased in the open market. During the first half of 1999, the Company purchased 166,000 shares of stock its stock at an average price of approximately $8.57 per share.

Cash flows used in financing activities in the first half of 1998 were primarily for the purchase of outstanding stock. In February 1998, the Company entered into a stock purchase agreement with its then Chairman and Chief Executive Officer to repurchase shares of common stock for $8.2 million in cash and satisfaction of a $2.3 million debt to the Company. Terms of the agreement called for independent determination of the value (and consequently, the number) of shares to be acquired. In April 1998 the number of shares was determined to be approximately 1.3 million, representing a discount to the market value during the settlement period.

The Company previously maintained a $20 million revolving credit agreement with Comerica Bank. Terms of the agreement provided for a $1 million per quarter reduction in available credit beginning in the first quarter of 1999. In April 1999 the Company amended the agreement to reduce maximum allowable borrowings to $15 million with no quarterly reduction. The agreement is in place to provide funding for potential future operating cash requirements or business expansion purposes. Loans under this agreement bear interest at the prime rate or other similar interest options. There has been no utilization of the credit facility during the first half of 1999. At June 30, 1998 the balance due on the agreement was $3.2 million.

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

On April 28, 1999 a judgment was entered in all matters in favor of the Company in the legal action styled Creative Dimensions in Management, Inc. v. Thomas Group, Inc. This manner arose out of disputes under two agreements between the Company and Creative Dimensions in Management, Inc., a small private company with whom the Company had an alliance.

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

The Texas federal action was transferred to Ohio and consolidated with the Ohio federal action. The trial date has been set for October 26, 1999. The Company believes the former owners' claims have no merit, and it is the Company's intention to vigorously pursue its own claims against the former owners of Interlink, as well as vigorously defend against the former owners' claims.

The Company is party to a legal action styled Philip R. Thomas and Wayne Heirtzler Thomas v. Thomas Group, Inc., before the U.S. District Court, Middle District of Louisiana, consolidated with another action styled Thomas Group of Louisiana, Inc. v. Philip R. Thomas and Wayne Heirtzler Thomas. Mr. and Mrs. Thomas sought to "enforce leases" and seized, under a writ of sequestration, movable assets at the Company's CEO Center in Louisiana. No damages were alleged by Mr. and Mrs. Thomas. The second suit was filed against Mr. and Mrs. Thomas by a subsidiary of the Company, seeking to dissolve the writ of sequestration and asserting a claim for damages. A hearing was held on February 2, 1999 on the motions of the Company and its subsidiary to dissolve the writ of sequestration, and the court has lifted the sequestration order. The Company has amended its complaint in this action, to seek a declaratory judgment from the federal court that the Company is not in default under any of the leases relating to the Louisiana property.

The Company is party to an arbitration proceeding with the former Chairman and CEO of the Company, styled Thomas Group, Inc. v. Philip Thomas. The Company timely paid Mr. Thomas all benefits due him under his written employment agreement, including a $1.8 million severance payment, yet Mr. Thomas has demanded additional compensation and retirement benefits. On December 18, 1998, the Company initiated this proceeding before the American Arbitration Association in Dallas, Texas pursuant to an arbitration clause in Mr. Thomas' employment agreement. On December 31, 1998, Mr. Thomas filed suit in Dallas County District Court in an action styled Philip R. Thomas v. Thomas Group, Inc. The Company moved to stay the litigation based on the parties' written agreement to arbitrate, and the litigation has been stayed. The Company believes Mr. Thomas' claims have no merit, vigorously contests Mr. Thomas' claims, and is seeking a determination that Mr. Thomas is owed nothing further as a result of his employment relationship with the Company.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company has implemented new accounting and financial reporting software that is Year 2000 compliant. To be Year 2000 compliant, many of the various software programs utilized by the Company required upgrading. Generally these upgrades were included as part of the licensing for use of the program, and were available at no additional cost. Hardware purchases in the last year have been made in contemplation of the Year 2000, but not specifically for that purpose. As such, the Company estimates the total cost incurred to date specifically for Year 2000 compliance to be less than $0.1 million.

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

While the Company believes that its strategic plan is on target and its business outlook remains strong, several important factors have been identified, which could cause actual results to differ materially from those predicted, included by way of example:

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



                               THOMAS GROUP, INC.

PART II - OTHER INFORMATION


Item 6 -  Exhibits and Reports on Form 8-K

          (a)  Exhibits:

                    3.2   - Amended and Restated Bylaws dated August 9, 1993
                    4.5   - Amendment No. 2 to Rights Agreement dated
                            August 12, 1999
                    10.2  - Employment agreement between the Company and J.
                            Thomas Williams
                    10.14 - Amendment No. 1 to Revolving Credit Loan Agreement
                            dated December 6, 1996 between Comerica Bank-Texas and the Company dated April 1, 1999 27 - Financial Data Schedule


          (b)       Reports on Form 8-K for the Quarter Ending June 30, 1999:
                    none





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THOMAS GROUP, INC.
                                   Registrant


           August 16, 1999                               /s/ J. Thomas Williams
           ---------------                               ----------------------
                 Date                                      J. Thomas Williams
                                                         Chief Executive Officer

           August 16, 1999                               /s/ Leland L. Grubb, Jr.
           ---------------                               ----------------------
                 Date                                     Leland L. Grubb, Jr.
                                          Vice President, Chief Financial Officer and Treasurer
                                              (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3.2           - Amended and Restated Bylaws dated August 9, 1993

 4.5           - Amendment No. 2 to Rights Agreement dated August 12, 1999

10.2           - Employment agreement between the Company and J. Thomas
                 Williams

10.14          - Amendment No. 1 to Revolving Credit Loan Agreement dated
                 December 6, 1996 between Comerica Bank-Texas and the Company dated April 1, 1999

27             - Financial Data Schedule