Form 10-Q
period 1999-09-30
THOMAS GROUP INC
filed 1999-11-15
CIK 900017

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

         As of October 30, 1999 the following number of shares of the registrant's stock were outstanding:

        Common Stock                                                4,833,020
        Class B Common Stock                                            3,970
                                                                    ---------
             Total                                                  4,836,990
                                                                    =========

                               THOMAS GROUP, INC.


PART I - FINANCIAL INFORMATION
                                                                        PAGE NO.
Item 1 -   Financial Statements (unaudited)
         Consolidated Balance Sheets, September 30, 1999 and
             December 31, 1998.........................................       3
         Consolidated Statements of Operations for the Three Months and Nine
             Months Ended September 30, 1999 and 1998..................       4
         Consolidated Statements of Cash Flows for the Nine Months Ended
             September 30, 1999 and 1998...............................       5
         Notes to Consolidated Financial Statements....................       6
Item 2 -   Management's Discussion and Analysis of Financial Condition and
             Results of Operations.....................................       9



PART II - OTHER INFORMATION

Item 6 -   Exhibits and Reports on Form 8-K............................      15

ITEM I - FINANCIAL STATEMENTS


                               THOMAS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                          SEPTEMBER 30, DECEMBER 31,
                                               ASSETS                         1999          1998
                                                                          ------------  ------------
Current Assets
   Cash and cash equivalents ............................................   $ 10,141      $  6,376
   Trade accounts receivable, net of allowances of $396 .................     11,125        11,239
   Unbilled receivables .................................................         72           740
   Income tax receivable ................................................        539            --
   Deferred tax asset ...................................................      4,389         2,331
   Other assets .........................................................      1,146           405
                                                                            --------      --------
      Total Current Assets ..............................................     27,412        21,091
                                                                            --------      --------
Property and Equipment, net .............................................      2,750         3,627
Deferred Tax Asset ......................................................        836         2,519
Other Assets ............................................................      3,116         4,394
                                                                            --------      --------
                                                                            $ 34,114      $ 31,631
                                                                            ========      ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued liabilities .............................   $  7,311      $  6,028
   Income taxes payable .................................................        919           602
   Advance payments .....................................................         --           532
   Current maturities of long-term obligations ..........................        326           329
                                                                            --------      --------
      Total Current Liabilities .........................................      8,556         7,491
Long-Term Obligations ...................................................      4,020         2,928
                                                                            --------      --------
      Total Liabilities .................................................     12,576        10,419
                                                                            --------      --------

Commitments and Contingencies

Stockholders' Equity
   Common Stock, $.01 par value; 25,000,000 shares authorized;
      6,594,931 and 6,536,416 shares issued .............................         66            65
   Additional paid-in capital ...........................................     23,521        22,699
   Retained earnings ....................................................     15,232        13,654
   Accumulated other comprehensive income - foreign
      currency translation ..............................................       (789)         (482)
   Treasury stock, 1,762,399 and 1,558,849 shares of Common, at cost ....    (16,492)      (14,724)
                                                                            --------      --------
      Total Stockholders' Equity ........................................     21,538        21,212
                                                                            --------      --------
                                                                            $ 34,114      $ 31,631
                                                                            ========      ========

         See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                          NINE MONTHS
                                                         THREE MONTHS ENDED                  ENDED
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                    ----------------------------    --------------------------
                                                        1999            1998           1999          1998
                                                    -------------    -----------    -----------    -----------
Revenue ...........................................   $    14,774    $    17,439    $    45,236    $    49,650
      Cost of Sales ...............................         7,971          9,621         25,705         29,422
                                                      -----------    -----------    -----------    -----------
Gross Margin ......................................         6,803          7,818         19,531         20,228
      Selling, General and Administrative .........         4,600          4,668         13,817         23,979
                                                      -----------    -----------    -----------    -----------
Operating Income (Loss) ...........................         2,203          3,150          5,714         (3,751)
Interest Income (Expense), Net ....................            73            (70)           139           (131)
                                                      -----------    -----------    -----------    -----------
Income (Loss)from Continuing Operations Before ....         2,276          3,080          5,853         (3,882)
Income Tax
Income Tax (Benefit) ..............................           831          1,124          2,260         (1,511)
                                                      -----------    -----------    -----------    -----------
Income (Loss) from Continuing Operations ..........         1,445          1,956          3,593         (2,371)
                                                      -----------    -----------    -----------    -----------
Discontinued Operations:
Loss from Operations, net of income tax ...........            --             --             --         (1,092)
Estimated loss on disposal, including provision for
   operating losses through disposal date, net of
   income tax .....................................        (2,015)          (435)        (2,015)        (3,341)
                                                      -----------    -----------    -----------    -----------
Net Income (Loss) .................................   $      (570)   $     1,521    $     1,578    $    (6,804)
                                                      ===========    ===========    ===========    ===========

Earnings (Loss) per common share:
Basic:
Income (Loss) from Continuing Operations ..........   $      0.30    $      0.40    $      0.73    $     (0.44)
Discontinued Operations:
  Loss from Operations ............................            --             --             --          (0.20)
  Estimated Loss on Disposal ......................         (0.42)         (0.09)         (0.41)         (0.62)
                                                      -----------    -----------    -----------    -----------
Net Income (Loss) per share .......................   $     (0.12)   $      0.31    $      0.32    $     (1.26)
                                                      ===========    ===========    ===========    ===========

Diluted:
Income from Continuing Operations .................   $      0.29    $      0.39    $      0.73    $     (0.44)
Discontinued Operations:
  Loss from Operations ............................            --             --             --          (0.20)
  Estimated Loss on Disposal ......................         (0.41)         (0.09)         (0.41)         (0.62)
                                                      -----------    -----------    -----------    -----------
Net Income (Loss) per share .......................   $     (0.12)   $      0.30    $      0.32    $     (1.26)
                                                      ===========    ===========    ===========    ===========

Weighted average shares:
Basic .............................................     4,829,770      4,946,380      4,892,438      5,403,607
Diluted ...........................................     4,899,419      5,055,283      4,952,982      5,403,607

         See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                              ----------------------
                                                                                                 1999        1998
                                                                                              ----------   ---------
 Cash Flows From Operating Activities:
     Net income (loss) from continuing operations ..........................................   $  3,593    $ (2,371)
           Adjustments to reconcile net income (loss) from continuing operations to net cash from operating activities
               Depreciation and amortization ...............................................      1,187       1,143
               Allowance for doubtful accounts .............................................         --         101
               Provision for write-down of assets ..........................................         --       3,602
               Deferred taxes ..............................................................        860      (2,491)
               Gain (loss) on disposal of property .........................................         (3)         37
               Other .......................................................................        218         219
               Change in operating assets and liabilities
                    (Increase) decrease in trade accounts receivable .......................        (85)      1,305
                    (Increase) decrease in income tax receivable ...........................       (539)         --
                    (Increase) decrease in unbilled receivables ............................        668      (1,516)
                    (Increase) decrease in other assets ....................................        816       1,468
                    Increase (decrease) in accounts payable and accrued liabilities ........     (1,009)      1,422
                    Increase (decrease) in advance payments ................................       (532)        175
                    Increase (decrease) in income taxes payable ............................        609        (366)
                                                                                               --------    --------
                         Net Cash Provided By (Used In) Operating Activities ...............      5,783       2,728
 Cash Flows From Investing Activities:
     Capital expenditures ..................................................................       (362)       (781)
                                                                                               --------    --------
                         Net Cash Used In Investing Activities .............................       (362)       (781)
 Cash Flows From Financing Activities:
     Purchase of treasury stock ............................................................     (1,768)    (10,605)
     Proceeds from exercise of stock options ...............................................        315         547
     Other long-term obligations ...........................................................        (58)       (228)
     Advances - line of credit .............................................................         --      32,508
     Repayment - line of credit ............................................................         --     (32,508)
     Net repayments from (advances to) affiliates ..........................................         --       2,274
                                                                                               --------    --------
                         Net Cash Used In Financing Activities .............................     (1,511)     (8,012)

 Effect of Exchange Rate Changes on Cash ...................................................       (145)        (41)
                                                                                               --------    --------
 Net cash provided by (used in) continuing operations ......................................      3,765      (6,106)
Discontinued Operations:
           Net cash used in operating activities ...........................................         --      (2,507)
                                                                                               --------    --------

 Net increase (decrease) in cash and cash equivalents ......................................      3,765      (8,613)

 Cash and Cash Equivalents:
     Beginning of period ...................................................................      6,376      11,254
                                                                                               --------    --------
     End of period .........................................................................   $ 10,141    $  2,641
                                                                                               ========    ========

         See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         1. The unaudited consolidated financial statements of Thomas Group, Inc. (the "Company") include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1998 Annual Report to Stockholders. The results of operations for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results of operations for the entire year ending December 31, 1999. Certain consolidated financial statement amounts have been reclassified from the previously reported financial statements in order to conform with the current presentation.

         2. Earnings Per Share - Basic earnings per share is based on the number of weighted average shares outstanding. The following table reconciles basic earnings per share to diluted earnings per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                              SEPTEMBER 30,       SEPTEMBER 30,
                                          -------------------  -------------------
In thousands, except per share data         1999       1998      1999      1998
                                          --------   --------  ---------  -------
NUMERATOR:
     Net Income (Loss) .................   $  (570)   $ 1,521   $ 1,578   ($6,804)
                                           =======    =======   =======   =======

DENOMINATOR:
Weighted Average Shares Outstanding:
        Basic ..........................     4,830      4,946     4,892     5,403

          Effect of Dilutive Securities:
                Common Stock Options ...        --        109        61        --
                                           -------    -------   -------   -------

        Diluted ........................     4,830      5,055     4,953     5,403
                                           =======    =======   =======   =======

EARNINGS (LOSS) PER SHARE:
     Basic .............................   $ (0.12)   $  0.31   $  0.32   $ (1.26)
     Diluted ...........................   $ (0.12)   $  0.30   $  0.32   $ (1.26)

                               THOMAS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         3. Deferred Taxes - As a result of the restructuring charges and losses from discontinued operations recognized in the second quarter of 1998 and the third quarter of 1999, the Company maintains deferred tax assets of $5.3 million at September 30, 1999. Utilization of the deferred tax asset is dependent on future taxable income in excess of existing taxable temporary differences. The asset has been recognized because management believes it is more likely than not that the deferred tax asset will be utilized in future years. This conclusion is based on the belief that current and future levels of taxable income will be sufficient to realize the benefits of the deferred tax asset on domestic operations.

         4. Significant Clients - The Company recorded revenue from one client of $4.7 million, or 31.9% of total revenue, and $14.4 million, or 31.9% of total revenue, during the three and nine months ended September 30, 1999, respectively. Revenue from the same client totaled $5.9 million, or 33.9% of total revenue, and $13.2 million, or 26.7% of total revenue for the three and nine months ended September 30, 1998, respectively. The Company recorded revenue from a second client of $1.6 million, or 10.6% of total revenue during the three months ended September 30, 1999. There was no other client from which revenue exceeded 10% of total revenue in the three or nine-month periods ended September 30, 1999 or September 30, 1998.

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

                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                       SEPTEMBER 30,       SEPTEMBER 30,
                                                   -------------------  -------------------
       In thousands of dollars                       1999       1998      1999       1998
                                                   ---------  --------  ---------  --------
Net income (loss) ...............................   $  (570)   $ 1,521   $ 1,578    $(6,804)
Increase (Decrease) in other comprehensive income       184        248      (307)       129
                                                    -------    -------   -------    -------
 Comprehensive income (loss) ....................   $  (386)   $ 1,769   $ 1,271    $(6,675)
                                                    =======    =======   =======    =======

         6. Revolving Credit Agreement - The Company previously maintained a $20 million revolving credit agreement with Comerica Bank. Terms of the agreement provided for a $1 million per quarter reduction in available credit beginning in 1999. In April 1999 the Company amended the agreement to reduce the maximum available borrowings to $15 million with no quarterly reduction. The agreement is in place to provide funding for potential future operating cash requirements or business expansion purposes. Loans under this agreement bear interest at the prime rate or other similar interest options. There has been no utilization of the credit facility during the first nine months of 1999.

         7. Litigation - The Company is subject to various claims and other legal matters, described below, in the course of conducting its business. The Company believes that neither such claims and other legal matters will have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows.

On April 28, 1999 a judgment was entered in all matters in favor of the Company in the legal action Creative Dimensions in Management, Inc. v. Thomas Group, Inc. This matter arose out of disputes under two agreements between the Company and Creative Dimensions in Management, Inc., a small private company with whom the Company had an alliance.

                               THOMAS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


The case Thomas Group, Inc. v. Blevins, et al., and the case Blevins, et al. V. Thomas Group, Inc. were settled on October 25, 1999. The cases arose out of the purchase agreements and consulting agreement in connection with the Company's purchase of Interlink Technologies.

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

         8. Supplemental Disclosure of Cash Flow Information

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                -------------------------------
                                                     1999            1998
                                                --------------- ---------------
Interest paid...................................   $ 120         $   169
Income taxes paid...............................   $ 803         $ 1,965

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

UNLESS OTHERWISE STATED, THE DISCUSSION THAT FOLLOWS PERTAINS TO CONTINUING OPERATIONS ONLY.

The following table sets forth the percentages which items in the statement of operations bear to revenue:

                                                                   THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                       SEPTEMBER 30,     SEPTEMBER 30,
                                                                   ------------------  -----------------
                                                                     1999      1998      1999     1998
                                                                   --------  --------  --------  -------
 Revenue .........................................................   100.0%   100.0%    100.0%   100.0%
       Cost of Sales .............................................    54.0     55.2      56.8     59.3
                                                                     -----    -----     -----    -----
 Gross Margin ....................................................    46.0     44.8      43.2     40.7
       Selling, General and ......................................    31.1    ` 26.7     30.5     27.3
 Administrative
       Restructuring costs ......................................       --       --        --     21.0
                                                                     -----    -----     -----    -----
 Operating Income (Loss) .........................................    14.9     18.1      12.7     (7.6)
 Interest Income (Expense), Net ..................................     0.5     (0.4)      0.3     (0.2)
                                                                     -----    -----     -----    -----
 Income (Loss) from Continuing Operations Before .................    15.4     17.7
 Income Taxes ....................................................    13.0     (7.8)
 Income Taxes (Benefit) ..........................................     5.6      6.5       5.0     (3.0)
                                                                     =====    =====     =====    =====
 Income (Loss) from Continuing Operations ........................     9.8%    11.2%      8.0%    (4.8)%
                                                                     =====    =====     =====    =====

The following table sets forth the Company's revenue by geographic distribution:

                     THREE MONTHS ENDED  NINE MONTHS ENDED
                        SEPTEMBER 30,     SEPTEMBER 30,
                     -----------------   ------------------
                       1999     1998      1999      1998
                     -------   -------   -------   -------
United States ....   $ 9,411   $12,568   $28,677   $34,265
Europe ...........     3,877     3,972    12,030    12,697
Asia/Pacific .....     1,486       899     4,529     2,688
                     -------   -------   -------   -------
     Total Revenue   $14,774   $17,439   $45,236   $49,650
                     =======   =======   =======   =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUE - Revenue decreased 15.3% in the third quarter of 1999 from the third quarter of 1998. This revenue decrease resulted from a $0.2 million increase in fixed fee revenue offset by a $2.8 million decline in incentive revenue. Fixed fee and incentive revenue represent 95.8% and 4.2% of revenue, respectively, for the third quarter of 1999 and 80.3% and 19.7% of revenue, respectively, for the third quarter of 1998.

The United States component of revenue decreased 25.1% due to contract completions exceeding new contract start-ups. European revenue decreased 2.4% and is expected to increase in the near future due to new significant contracts in this region. Asia/Pacific revenue increased 65.3% due to new contracts started in 1999.

GROSS PROFIT - Gross profit was 46% of revenue in the third quarter of 1999 compared to 44.8% of revenue in the third quarter of 1998. This increase in percentage was due, in part to the use of part-time ResultantsSM in 1999 who are compensated only when they are working on client assignments. Average full-time ResultantsSM headcount decreased from 130 in the third quarter of 1998 to 124 in the third quarter of 1999. The use of part-time professionals is intended to reduce the volatility of the Company's profit margin in the event of a reduction in the number of active contracts.

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

Selling, general and administrative expenses, as a percentage of total revenue, increased to 31.1% in the third quarter of 1999 from 26.7% in the third quarter of 1998. The increase in percentage is primarily due to the decrease in revenue in these comparable periods.

DISCONTINUED OPERATIONS - In the second quarter of 1998, the Company announced its plan to dispose of its Information Technologies business segment. The Company recorded an after tax charge of approximately $2.9 million as the estimated loss on disposal of the segment, including estimated operating losses during the phase-out period. Terms of the sale required a revision to the estimated loss on disposal and an additional $0.4 million after tax charge was recorded in the third quarter of 1998. Settlement of a lawsuit related to this discontinued segment required another revision to the estimated loss on disposal and an additional $2.0 million after tax charge was recorded in the third quarter of 1999.

OTHER - The Company's effective tax rate was 37% in the third quarter of 1999, as compared to the 36% rate in the third quarter of 1998. The slight increase is attributable to certain 1998 adjustments made to accommodate the restructuring charge and discontinued operations and a change in the mix of domestic and foreign revenue sources.

RESULTS OF OPERATIONS - Income from continuing operations in the third quarter of 1999 was $1.4 million, or $0.29 per diluted share, a decrease of $0.6 million compared to income from continuing operations of $2.0 million, or $0.39 per diluted share, in the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUE - Revenue decreased 8.9% in the first nine months of 1999 compared to the first nine months of 1998. The decrease consisted of a $0.6 million increase in fixed fee revenue and a $5.0 million decrease in incentive revenue. Fixed fee and incentive revenue represent 88.1% and 11.9%, respectively, of revenue in the first nine months of 1999 and 79.0% and 21.0% of revenue, respectively, in the first nine months of 1998.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The United States component of revenue decreased 16.3%, primarily as a result of contract completions in the second half of 1998. Asia/Pacific revenue increased 68.5% for the comparable period due to the increased referenceability of the Company in the region which has been converted to four new contracts since the end of 1998.

GROSS PROFIT - Gross profit was 43.2% of revenue in the first nine months of 1999 compared to 40.7% of revenue in the first nine months of 1998. This increase was primarily the result of the use of part-time ResultantsSM in 1999 who are compensated only when they are working on client assignments. The use of part-time professionals is intended to reduce the volatility of the Company's profit margin in the event of a reduction in the number of active contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - In the nine months ended September 30, 1998 selling, general and admininstrative expenses include restructuring costs and other nonrecurring personnel costs totaling $10.4 million.

Selling, general and administrative expense, excluding the restructuring charge, as a percentage of total revenue increased to 30.5% in the first nine months of 1999 from 27.3% in the first nine months of 1998. On an absolute basis, selling, general and administrative expense increased $0.2 million. The overall increase in selling, general and administrative expense in 1999 versus 1998 is primarily the increased costs of supporting certain litigation in 1999. The cases are, however, being resolved and legal expenses are expected to be lower in the future. (See Litigation later in this discussion.)

DISCONTINUED OPERATIONS - In the second quarter of 1998, the Company announced its plan to dispose of its Information Technologies business segment. The Company recorded an after tax charge of approximately $2.9 million as the estimated loss on disposal of the segment, including estimated operating losses during the phase-out period. Terms of the sale required a revision to the estimated loss on disposal and an additional $0.4 million after tax charge was recorded in the third quarter of 1998 resulting in a total charge of $3.3 million as the estimate loss on disposal of the segment for 1998. Settlement of a lawsuit related to this discontinued segment required another revision to the estimated loss on disposal and an additional $2.0 million after tax charge was recorded in the third quarter of 1999. The Company realized a loss of $1.1 million net of tax in the first quarter of 1998 as a result of the operations of the discontinued segment.

OTHER - The Company's effective tax rate was 39% in the first nine months of 1999, equal to the 39% rate in the first nine months of 1998.

As a result of the restructuring charges and losses from discontinued operations recognized in the second quarter of 1998, the Company maintains deferred tax assets of $5.3 million and an income tax receivable of $0.5 million at September 30, 1999. The income tax receivable is to be applied to current year tax liability. The deferred tax asset will be applied to future tax liabilities. Utilization of the deferred tax asset and receivable is dependent on future taxable profits in excess of existing taxable temporary differences. At a tax rate of 40% the Company needs to realize pre-tax income of $13 million in the next five years to fully realize the total tax benefit of $5.3 million. Assuming margins remain equivalent to historical levels, business under commitment (backlog) at September 30, 1999 should produce income before taxes of approximately $11 million in the next two years. Management believes that closing sufficient additional revenue to generate $2 million of additional income before taxes in the next two years is highly likely. The Company will continue in future periods to evaluate the realizability of the tax assets and make necessary adjustments through charges to expense should projected future taxable income be insufficient to realize the benefit of the tax assets.

RESULTS OF OPERATIONS - Income from continuing operations in the first nine months of 1999 was $3.6 million, or $0.73 per diluted share, an increase of $6.0 million from a loss from continuing operations of $2.4 million, or $0.44 per share, in the first nine months of 1998.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $3.8 million in the first nine months of 1999 compared to a $8.9 million decrease in the first nine months of 1998. The major components of these changes are discussed below:

CASH FLOWS FROM OPERATING ACTIVITIES - Operating activities provided cash of $7.8 million in the nine months ended September 30, 1999 compared to a use of cash of $2.3 million in the first nine months of 1998. Accounts receivable balances more than 30 days past due were $1.7 million at September 30, 1999, compared to $2.0 million at December 31, 1998 and $3.7 million at September 30, 1998. Days sales outstanding in accounts receivable was 62 days at September 30, 1999 and 53 days at December 31, 1998.

CASH FLOWS FROM INVESTING ACTIVITIES - Cash flows used in investing activities totaled $0.4 million in the first nine months of 1999 and were attributable to office facilities and miscellaneous equipment. Capital expenditures for the comparable period of the prior year were primarily for the purchase of computers and network computing equipment.

CASH FLOWS FROM FINANCING ACTIVITIES - In February 1999, the Board of Directors of the Company approved a stock repurchase plan for up to 250,000 shares of Common Stock of the Company. Shares are purchased in the open market. During the first nine months of 1999, the Company purchased 203,550 shares of stock its stock at an average price of approximately $8.67 per share.

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

The Company previously maintained a $20 million revolving credit agreement with Comerica Bank. Terms of the agreement provided for a $1 million per quarter reduction in available credit beginning in the first quarter of 1999. In April 1999 the Company amended the agreement to reduce maximum allowable borrowings to $15 million with no quarterly reduction. The agreement is in place to provide funding for potential future operating cash requirements or business expansion purposes. Loans under this agreement bear interest at the prime rate or other similar interest options. There has been no utilization of the credit facility during the first nine months of 1999.

FINANCIAL CONDITION

The Company believes that its financial condition remains strong and that it has the financial resources necessary to meet its needs. Cash provided by operating activities and the Company's credit facility should be sufficient to meet short and long-term operational needs.

LITIGATION

The Company is subject to various claims and other legal matters, described below, in the course of conducting its business. The Company believes that neither such claims and other legal matters will have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The case of Thomas Group, Inc. v. Blevins, et al., and the case Blevins, et al.
v. Thomas Group, Inc., were settled on October 25, 1999. The cases arose out of the purchase agreement and consulting agreement in connection with the Company's purchase of Interlink Technologies.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                               THOMAS GROUP, INC.

PART II - OTHER INFORMATION

Item 6 -  Exhibits and Reports on Form 8-K

          (a)  Exhibits:
                     27 Financial Data Schedule






          (b)       Reports on Form 8-K for the Quarter Ending September 30,
                    1999: none





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THOMAS GROUP, INC.
                                   Registrant


            November 15, 1999                         /s/ J. Thomas Williams
            -----------------                         ----------------------
                 Date                                   J. Thomas Williams
                                                      Chief Executive Officer

            November 15, 1999                         /s/ Leland L. Grubb, Jr.
            -----------------                         -----------------------
                   Date                                Leland L. Grubb, Jr.
                                       Vice President, Chief Financial Officer and Treasurer
                                           (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27           Financial Data Schedule