Form 10-K405
period 1999-12-31
THOMAS GROUP INC
filed 2000-03-31
CIK 900017

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE YEAR
           ENDED DECEMBER 31, 1999.

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE
           TRANSITION PERIOD FROM              TO              .

COMMISSION FILE NUMBER 0-22010
                            ------------------------

                               THOMAS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                         DELAWARE                                              72-0843540
     (State or other jurisdiction of incorporation or             (I.R.S. Employer Identification No.)
                       organization)

  5221 NORTH O'CONNOR BOULEVARD, SUITE 500, IRVING, TEXAS                      75039-3714
         (Address of principal executive offices)                              (Zip Code)

                      (972) 869-3400
   (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                    TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------------------------------------- ------------------------------------------------
          Common stock, par value $.01 per share                               NASDAQ-NMS

Securities registered pursuant to Section 12(g) of the Act: Rights to purchase common stock
                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 20, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $38,194,000, based on the NASDAQ-NMS closing price.

As of March 20, 2000, the following number of shares of the registrant's stock were outstanding:

Common stock................................................  4,747,601
Class B common stock........................................      3,970
                                                              ---------
Total.......................................................  4,751,571
                                                              =========

                      DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                            --------
PART I

  Item 1.     Business....................................................      3
  Item 2.     Properties..................................................      9
  Item 3.     Legal Proceedings...........................................      9
  Item 4.     Submission of Matters to a Vote of Security Holders.........     10

PART II

  Item 5      Market for Registrant's Common Equity and Related
                Stockholder Matters.......................................     10
  Item 6      Selected Financial Data.....................................     11
  Item 7      Management's Discussion and Analysis of Financial Condition
                and Results Of Operations.................................     12
  Item 7a     Quantitative and Qualitative Disclosure About Market Risk...     19
  Item 8      Financial Statements and Supplementary Data.................     19
  Item 9      Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................     19

PART III

  Item 10     Directors and Executive Officers of the Company.............     19
  Item 11     Executive Compensation......................................     19
  Item 12     Security Ownership of Certain Beneficial Owners and
                Management................................................     20
  Item 13     Certain Relationships and Related Transactions..............     20

PART IV

  Item 14     Exhibits, Financial Statement Schedules, and Reports on Form
                8-K.......................................................     20
              Signatures..................................................     22

Index to Consolidated Financial Statements................................    F-1

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

    The need for the Company's TOTAL CYCLE TIME services arises from growing competitive pressures that affect most industries worldwide and require companies to respond with faster development and supply of goods and services. The Company believes this change has been caused by several factors, including shorter product life cycles, higher quality standards and technological innovation. Many historically competitive companies, which are now burdened by slow, bureaucratic operations, risk deteriorating margins, product obsolescence and loss of market share. Past competitive advantages such as size, market position and reputation are often no longer sufficient to maintain a leading competitive position. As a result, traditional management techniques, which often focus on individual departments or functional units of a business, rather than processes, may lessen a Company's ability to respond to market opportunities.

    Utilizing TOTAL CYCLE TIME methodology, the Company analyzes a client's business, assesses potential performance improvements, trains the client's senior management and employees, and works to implement actions to improve operating performance. TOTAL CYCLE TIME services are designed to enable the Company's clients to achieve quantifiable results, such as improved profitability, greater productivity, more effective asset utilization and reduced time in developing and delivering new products to market, thereby making clients more competitive. Due to the Company's prior success with and confidence in TOTAL CYCLE TIME services, the Company is generally willing to accept a combination of fixed fees and incentive fees based on measurable improvements in a client's business operations.

    During 1999, the Company positioned itself to service new markets by creating regional operating areas in the United States, Europe and Asia. As part of this regional approach the Company is opening a new office in Washington, D.C. which allows for the targeting of businesses operated by the U.S. Government.

    In November 1999, the Company enhanced its ability to service the growing eBusiness market by the formation of a strategic partnership with i2 Technologies, Inc. (i2). i2 is the leading provider of software solutions for supply chain optimization, decision support and intelligent eBusiness solutions. The partnership will allow the Company to combine its expertise of accelerating business processes with i2's decision support software to attain peak operational performance, particularly in an eBusiness environment.

    Historically, Thomas Group has worked on a pure process basis, without offering a direct bridge to technology enhancement. Yet technology enhancement services can often institutionalize process change as well as speed the delivery of required information through the process. Within the last two years, at the request of clients, Thomas Group has started to merge the delivery of process improvement and software enhancement by managing software changes during the implementation of TOTAL CYCLE TIME programs. The Company now offers a full eBusiness environment, starting from the external portal--the web page in commercial situations or the electronic data interchange (EDI) entry point in business to business situations--through the underlying business process and the facility information technology (ERP) infrastructure. Thomas Group, therefore, now offers process improvement enhanced by rapid information delivery through related data delivery systems. This new business approach has in part been made possible by formal partnership arrangements with i2 Technologies, Siebel Systems and Integrated Business Systems and Solutions (IBS&S) as well as informal relationships with other software and technology providers.

    As part of restructuring in the second quarter of 1998, the Company exited its information technologies business segment, wrote down underutilized assets and incurred personnel charges to focus on its core competency--business process improvement.

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

    The Company's activities begin with the assessment of a potential client's existing level of performance. This assessment typically includes site visits, interviews with a diagonal slice of the organization, interaction with management and an analysis of historical performance. The Company uses the results of this assessment to determine the estimated operating and financial improvements that can be obtained by the client through the implementation of TOTAL CYCLE TIME. The Company then analyzes whether a TOTAL CYCLE TIME program or shorter-term products will generate sufficient benefits to the client prior to proceeding with a proposal.

    The Company believes that results from the implementation of TOTAL CYCLE TIME programs will be obtained only if the senior executives of a client are committed to change. Consequently, the Company may provide a client's chief executive officer (or chief operating officer of a business unit) and senior managers a CEO workshop tailored exclusively for the client. The CEO workshop is generally conducted at a site selected by the client or at the Company's CEO Center, a remote facility located near Baton Rouge, Louisiana. At the concentrated workshop, a client will gain exposure to TOTAL CYCLE TIME tools, help define what the client's business is capable of achieving, identify the critical processes/high leverage areas within the client's business, identify appropriate measurements for each of the critical processes and learn how the improvement of critical processes will lead to tangible results. A key objective of the workshop is to build a business team commitment to improve performance using TOTAL CYCLE TIME as the driver for process improvement. See "Business--Facilities." If a full CEO workshop is not relevant due to the length of the selected Thomas Group program then the Company's methodology is introduced and taught in an integrated manner along with the implementation of fast process improvements at the client.

    Frequently, business and cultural "barriers" restrict or hinder a client's operating processes. These barriers may consist of excessive inspections or approval levels, inappropriate lot/batch sizes, improper measures or a client's view of its business as departments or functions rather than integrated processes. Cultural and business process barriers appear in a wide variety of manufacturing, project and service businesses and their removal can have a significant, positive impact on a client's business. Because these barriers are ingrained in a client's business and culture, they may be difficult for a client's management to identify and address without the assistance of experienced outside business professionals.

    At an early stage of a program's implementation, the Company analyzes each of a client's business processes, identifies the business process and cultural barriers restricting a client's business and determines the actions required to remove these barriers. As barriers to improved performance and unnecessary steps in the business processes are removed, cycle times are reduced and activities or actions are more rapidly and efficiently completed. As time is reduced, cost automatically goes down while quality improves. Quality improves because driving with time highlights poor quality and speeds its removal.

    During implementation of a TOTAL CYCLE TIME program, the Company generally transfers its methodology to a client. The Company works with a client to internalize TOTAL CYCLE TIME in order to sustain a change in a client's culture after the Company's personnel complete the bulk of the program. The Company grants its clients a limited license to use TOTAL CYCLE TIME rights internally following completion of a program. See "Intellectual Property."

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

    EMPHASIZE RESULTS. The Company may enter into incentive fee contracts, which make a portion of the Company's revenue from a particular program contingent upon certain results. The Company offers incentive fee contracts in cases where the client may doubt the ability of Thomas Group to extract change or prefers to work on a gain-sharing basis. The Company's competitors generally charge fees based on time expended regardless of results. These incentive fee contracts demonstrate the Company's confidence that its programs will positively enhance the businesses of its clients.

    TARGETS LARGE CLIENTS AND MULTIPLE PROGRAM OPPORTUNITIES. The Company has focused its marketing efforts on companies with annual revenues greater than $500 million, preferably where sequential program opportunities exist. The Company believes larger clients provide greater revenue opportunities because such clients are likely to realize greater economic benefit from the Company's services.

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

    PROGRAM FOCUS. The Company focuses primarily on cultural and business process barriers rather than on subject matter barriers and functional units. The Company believes reductions in cultural and business process barriers have a greater impact on improving a client's performance.

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

DOMESTIC CLIENTS:
Acton Burnell                          Hillenbrand Industries
American Microsystems                  ITT
Bell Packaging                         Moore Business Forms
Boston Scientific                      Motorola
Chief Auto Parts                       National Semiconductor
Coleman Outdoor Products               Olivetti
Cypress Semiconductor                  Osram Sylvania
Cyprus Amax                            Pawnee Industries
Delco Electronics                      Pinnacle Automation
Detroit Diesel                         Polaroid
Dresser Industries                     Rohm and Haas
DSC Communications                     Skychefs Caterair
Douglas Aircraft                       Signetics
Dover                                  Tastemaker
Electronic Data Systems                Teledyne
Gulfstream Aerospace

INTERNATIONAL CLIENTS:
ABB Asea Brown Boveri                  Philco Tatuapa Radio & Televisao
Adam Opel AG                           Philips N.V.
Bosch Blaupunkt                        SAAB
Esquel                                 Schindler
Euclid Hitachi                         SGS Thomson Microelectronics
Gemplus                                Siemens
Greuguet                               Vtech
Hilti                                  Varitronix
Johnson Electric

    There can be no assurance that in the future the Company will perform services for any of the companies listed above. In order to maintain and increase its revenues, the Company will need to add new clients or expand existing client relationships to include additional divisions or business units of such clients.

    The Company operates in one industry segment, but conducts its business primarily in three geographic areas: the United States, Europe and Asia. Information regarding these areas follows:

IN THOUSANDS OF DOLLARS                        UNITED STATES    EUROPE      ASIA     CORPORATE    TOTAL
-----------------------                        -------------   --------   --------   ---------   --------
Year ended December 31, 1999:
Revenue......................................     $39,933      $18,352     $5,521     $   --     $63,806
Long-lived assets............................     $ 3,413      $   680     $   51     $2,773     $ 6,917

Year ended December 31, 1998:
Revenue......................................     $48,027      $16,764     $3,570     $   --     $68,361
Long-lived assets............................     $ 3,420      $   572     $   54     $6,494     $10,540

Year ended December 31, 1997:
Revenue......................................     $49,747      $14,903     $4,970     $   --     $69,620
Long-lived assets............................     $10,850      $   829     $   81     $5,191     $16,951

    In 1999, three clients, General Motors, Bosch and Delphi Delco accounted for 21%, 15% and 12% of the Company's total revenues, respectively. In 1998, one client, General Motors accounted for 30% of the Company's total revenues. In 1997, two clients, LSG Skychefs and General Motors accounted for an aggregate of 20% of the Company's total revenues.

SALES AND MARKETING

    In addition to direct sales efforts, the Company's services are marketed using several methods, including:

    REFERENCES AND REFERRALS. The Company believes references and referrals from clients and technology partners are its most powerful sales tool. Even without a direct referral, clients are frequently contacted for their evaluation of the Company and its services. In addition, the Company believes each TOTAL CYCLE TIME program holds the potential for added revenue by exposing the Company and its programs to other business units, customers and suppliers of each client.

    LECTURES AND PUBLICATIONS. The Company also markets its services through lectures and publications. Five books provide an introduction to the value of implementing TOTAL CYCLE TIME. These five books are COMPETITIVENESS THROUGH TOTAL CYCLE TIME, GETTING COMPETITIVE, TIME WARRIOR, QUALITY ALONE IS NOT ENOUGH and SURVIVAL AT NODULEX. In addition, the Company promotes the publication, in periodical and business journals, of articles about time-based management generally and TOTAL CYCLE TIME specifically. Company personnel also lecture to chambers of commerce, trade associations, and business symposia on the subject of achieving competitiveness through the application of TOTAL CYCLE TIME.

CONTRACTUAL ARRANGEMENTS

    The Company performs TOTAL CYCLE TIME services for clients pursuant to contracts generally with terms of one to three years or targeted process improvement programs that could last from three to six months. Clients compensate the Company for its services in the form of fixed fees or a combination of fixed and incentive fees (based on client improvements achieved). The Company's fee structure is based on a client's size, the complexity and geographic deployment of a client's business, the level of improvement opportunity available to a client and certain other factors.

    Fixed fees are recognized as revenue monthly over the term of a program. Incentive fees are generally based on objective measures, such as cycle time reduction, inventory reduction, accounts receivable reduction, profit improvement or other quantifiable objectives and are recognized as revenue as earned under the terms of the relevant contract. Factors such as a client's commitment to TOTAL CYCLE TIME, general business and economic cycles, and a client's product position in the marketplace will affect the performance of the Company's clients, thus affecting the Company's revenue from incentive fee compensation. In 1999, 1998 and 1997, approximately 10%, 21% and 25%, respectively, of the Company's revenue was attributable to incentive fees.

    The Company includes in its business under commitment (backlog) signed client contracts with terms generally ranging from 12 to 18 months. Business under commitment was $66 million at December 31, 1999, of which approximately $45 million is expected to be realized within fiscal 2000.

PROFESSIONAL STAFF

    The Company's staff of business professionals who apply TOTAL CYCLE TIME methodology are referred to by the Company as "Resultants." For its Resultant work force, the Company employs individuals with significant problem-solving and managerial skills from fields ranging from manufacturing, engineering, logistics, health care, banking and finance. The Company's Resultants typically have 15 to 20 years of business management and specific industry experience. The Company provides computer-based, classroom, textbook and videotape training for all new Resultants. The Company historically has experienced less than 10% voluntary annual turnover of its Resultants, reflecting the stable nature of its workforce. The Company provides its Resultants with the opportunity to share in the Company's profits and achieve bonuses through results-oriented compensation such as the Company's stock option and bonus plans.

COMPETITION

    Traditional consulting firms provide services similar in some respects to the services provided by the Company. Providers of such services include A.T. Kearney, Inc., Boston Consulting Group, McKinsey & Co. and major international accounting firms, as well as several small firms that primarily focus on time-based management services. Many of the Company's competitors have greater personnel, financial, technical and marketing resources than the Company, and there can be no assurance the Company will be able to compete successfully with its existing competitors or with any new competitors.

    The Company believes the competitive factors most important to its business are the unique quality of its TOTAL CYCLE TIME methodology, the quality of its professional staff, its willingness to be compensated on an incentive basis, its reputation for achieving targeted results, and its dedication to selling results. The Company believes that no significant competitors offer their clients the opportunity to base fees on the results achieved.

    The Company believes its most significant "competitor" is the propensity for potential clients to "self-medicate" by attempting to implement changes in their businesses themselves, in the belief they will achieve results comparable to those resulting from the Company's services without the assistance of outside professionals. The Company believes these attempts to self-medicate may result in limited success. However, such attempts may substantially lengthen the Company's sales cycle and may therefore limit its business opportunities.

    Because the TOTAL CYCLE TIME methodology or related shorter term products are not capable of being patented, there can be no assurance the Company will not be subject to competition from others using substantially similar methodologies. However, the Company believes its base of knowledge, experience and clients provide it with a competitive advantage.

INTELLECTUAL PROPERTY

    The Company has secured federal registration for the service marks "TOTAL CYCLE TIME," "TCT-REGISTERED TRADEMARK-, 5 I'S PROCESS" and "CYCLES OF LEARNING." These registrations expire from August 2002 to January 2003. The Company has filed an application for federal service mark registration for several other marks important to its business. The Company has also made appropriate filings in several European countries to secure protection of its marks in those countries. The Company considers each of these service marks to be significant to its business.

    The Company's proprietary methodologies have been developed over 20 years at great expense, have required considerable effort on the part of skilled professionals, are not generally known and are considered trade secrets. Although the Company's services necessarily incorporate trade secrets the Company grants clients a limited license to make internal use of certain of the Company's proprietary methodologies following completion of a program. The Company maintains its trade secrets in strict confidence and as part of its standard engagement.

    The Company has entered into nondisclosure and noncompete agreements with all of its current and former employees. There can be no assurance that such agreements will deter any employee of the Company from disclosing confidential information to third parties or from using such information to compete with the Company in the future.

FACILITIES

    The Company leases approximately 22,000 square feet of office space at its principal executive office under leases that expire in August 2001 and December 2002. The Company also leases space for its offices in Troy, Michigan; Reston, Virginia; Frankfurt, Germany; and Singapore. The Company believes these facilities are adequate for its current needs.

    Near Baton Rouge, Louisiana, the Company has entered into 25 year lease agreements with Philip Thomas, founder and former Chief Executive Officer, for 60 acres of land on which an executive training facility is situated and for guest accommodations on Mr. Thomas' adjacent property. The land is leased pursuant to two 25 year leases entered into in December, 1991 and January, 1994. The annual rental on these leases is $6,000 each, one of which has been prepaid throughout the year 2016. The usage agreement on the guest accommodations had provided for monthly payments of $12,960 through November 30, 2016. On
December 31, 1995, the Company prepaid the guest accommodations usage agreement in its entirety at a substantial discount.

EMPLOYEES

    At February 29, 2000, the Company had a total of 270 employees, consisting of 150 full-time RESULTANTS, 38 part-time RESULTANTS and 82 sales and administrative employees. The Company's employees are not represented by a labor union nor are they subject to any collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES.

    The Company's principal executive office is located in Irving, Texas. The Company also leases space for its offices in Troy, Michigan; Reston, Virginia; Frankfurt, Germany; and Singapore. The Company currently leases 60 acres of land near Baton Rouge, Louisiana, on which the Company conducts seminars when the customer has not selected an alternate location. The Company considers these properties to be adequate for its business purposes.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is party to a legal action styled Philip R. Thomas and Wayne Heirtzler Thomas v. Thomas Group, Inc., before the U.S. District Court, Middle District of Louisiana, consolidated with another action styled Thomas Group of Louisiana, Inc. v. Philip R. Thomas and Wayne Heirtzler Thomas. Mr. and
Mrs. Thomas sought to "enforce leases" and seized, under a writ of sequestration, movable assets at the Company's CEO Center in Louisiana. The second suit was filed against Mr. and Mrs. Thomas by a subsidiary of the Company, seeking to dissolve the writ of sequestration and asserting a claim for damages. A hearing was held on the motions of the Company and its subsidiary to dissolve the writ of sequestration, and the court has lifted the sequestration order. The Company has amended its complaint in this action to seek a declaratory judgment from the Federal Court that the Company is not in default under any of the leases relating to the Louisiana property.

    The Company is party to an arbitration proceeding with the former Chairman and CEO of the Company, styled Thomas Group, Inc. v. Philip Thomas. The Company timely paid Mr. Thomas all benefits due him under his written employment agreement, including a $1.8 million severance payment and full vesting of 375,000 stock options, yet Mr. Thomas has demanded additional compensation and retirement benefits. Consequently, on December 18, 1998 the Company initiated this proceeding before the American

Arbitration Association in Dallas, Texas pursuant to an arbitration clause in Mr. Thomas' employment agreement. In this proceeding Mr. Thomas has asserted claims for actual damages of $9 million to $11 million, plus damages for emotional distress and exemplary damages. The Company believes Mr. Thomas' claims have no merit, and is seeking a determination that Mr. Thomas is owed nothing further as a result of his former employment relationship with the Company. The arbitration hearing was held the week of February 21, 2000. A ruling is expected on or about May 20, 2000.

    In the case of Thomas Group, Inc. v. Blevins, et al., filed May 19, 1997 in the U.S. District Court for the Northern District of Texas, consolidated with the case styled Blevins, et al. v. Thomas Group, Inc., et al., filed June 9, 1997 in the U.S. District Court for the Northern District of Ohio, each party asserted claims arising out of the purchase agreement and consulting agreement in connection with the Company's purchase of Interlink Technologies. In connection with a settlement reached on October 26, 1999, the Company recorded an additional $2.0 million after tax charge to discontinued operations. The settlement agreement also stipulates that the Company make $0.6 million payments in December 2000 and December 2001.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR REGISTRANT'S COMMON EQUITY

    The Company's common stock is traded on the over the counter market on the NASDAQ National Market System under the symbol TGIS. The stock prices set forth below represent the highest and lowest sales prices per share of the Company's common stock as reported by the NASDAQ National Market System. The prices reported in the following table by the NASDAQ National Market System reflect inter-dealer prices without retail mark-up, mark-down or commissions.

QUARTER ENDED                                                HIGH           LOW
-------------                                              --------       --------
March 31, 1998...........................................   $ 9.00         $ 8.81
June 30, 1998............................................   $10.75         $10.50
September 30, 1998.......................................   $ 9.06         $ 9.06
December 31, 1998........................................   $10.50         $ 9.00
March 31, 1999...........................................   $10.50         $ 8.63
June 30, 1999............................................   $ 9.25         $ 7.06
September 30, 1999.......................................   $ 9.94         $ 8.25
December 31, 1999........................................   $11.44         $ 6.31

    There is no established public market for the Company's class B common stock.

HOLDERS OF RECORD

    As of March 1, 2000 there were approximately 140 holders of record of the Company's common stock.

DIVIDENDS

    The Company has not paid cash dividends on its common stock. The Company intends to retain future earnings to provide funds for use in the operation and expansion of the business, and, accordingly, does not anticipate paying regular cash dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following table sets forth selected historical financial information regarding the Company. This historical financial information has been derived from the audited financial statements of the Company and, with respect to data for 1997, 1996 and 1995, is adjusted for the reclassification of discontinued operations. This information should be read in conjunction with, and is qualified by, the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

                                                           YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------
                                            1999        1998        1997        1996        1995
                                          ---------   ---------   ---------   ---------   ---------
                                                     IN THOUSANDS, EXCEPT PER SHARE DATA
STATEMENT OF OPERATIONS DATA:
Revenue from continuing operations......  $  63,806   $  68,361   $  69,620   $  65,012   $  63,392
Operating expenses......................     54,111      68,069      58,625      59,604      53,183
                                          ---------   ---------   ---------   ---------   ---------
Operating income........................      9,695         292      10,995       5,408      10,209
Interest income (expense)...............        214        (164)        159         252         524
                                          ---------   ---------   ---------   ---------   ---------
Income from continuing operations before
  income taxes..........................      9,909         128      11,154       5,660      10,733
Income tax expense......................      3,765          37       4,461       2,264       4,203
                                          ---------   ---------   ---------   ---------   ---------
Income from continuing operations.......      6,144          91       6,693       3,396       6,530
Discontinued operations:
  Income (loss) from operations, net of
    income tax..........................         --      (1,092)     (4,267)     (1,571)        225
  Loss on disposal, net of income tax...     (2,330)     (3,341)         --          --          --
                                          ---------   ---------   ---------   ---------   ---------
Net income (loss).......................  $   3,814   $  (4,342)  $   2,426   $   1,825   $   6,755
                                          =========   =========   =========   =========   =========
Earnings (loss) per share
Basic
  Income from continuing operations.....  $    1.26   $    0.02   $    1.10   $    0.57   $    1.09
  Income (loss) from discontinued
    operations..........................      (0.48)      (0.84)      (0.70)      (0.26)       0.04
                                          ---------   ---------   ---------   ---------   ---------
  Net income (loss).....................  $    0.78   $   (0.82)  $    0.40   $    0.31   $    1.13
                                          =========   =========   =========   =========   =========
Diluted
  Income from continuing operations.....  $    1.25   $    0.02   $    1.06   $    0.54   $    1.04
  Income (loss) on discontinued
    operations..........................      (0.47)      (0.82)      (0.68)      (0.25)       0.04
                                          ---------   ---------   ---------   ---------   ---------
  Net income (loss).....................  $    0.78   $   (0.80)  $    0.38   $    0.29   $    1.08
                                          =========   =========   =========   =========   =========

                                                           YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------
                                            1999        1998        1997        1996        1995
                                          ---------   ---------   ---------   ---------   ---------
                                                     IN THOUSANDS, EXCEPT PER SHARE DATA
Weighted average shares
  Basic.................................  4,862,759   5,304,882   6,097,782   5,963,394   5,998,009
  Diluted...............................  4,917,498   5,433,707   6,327,484   6,309,970   6,282,036

                                                                 DECEMBER 31
                                          ---------------------------------------------------------
                                            1999        1998        1997        1996        1995
                                          ---------   ---------   ---------   ---------   ---------
                                                     IN THOUSANDS, EXCEPT PER SHARE DATA
BALANCE SHEET DATA
Working capital.........................  $  19,359   $  13,600   $  20,738   $  15,705   $  20,001
Total assets............................  $  32,865   $  31,631   $  44,386   $  38,890   $  40,157
Long-term obligations, including current
  maturities............................  $   4,244   $   3,257   $   3,286   $   1,661   $   1,128
Total stockholders' equity..............  $  22,854   $  21,212   $  34,708   $  31,512   $  31,051

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto and the other information included in Item 14(a)(1) and (2) of this Annual Report on Form 10-K.

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

    In 1998, the Company announced its plans to dispose of its Information Technologies business segment. In 1998, the Company recorded an after tax charge of approximately $3.3 million as the estimated loss on disposal of the segment, including estimated operating losses during the phase-out period. The Company realized a loss of $1.1 million net of tax in 1998 as a result of the operations of the discontinued segment.

    The sale of the Thomas Group Information Technologies assets closed on August 31, 1998. No proceeds were received at the time of the transaction, but the agreements included earn-outs that may be earned over the next five years. In exchange, the Company was relieved of the liabilities related to extended service contracts. In 1999, the Company received no earn-outs in relation to this agreement.

    During the third quarter of 1999, the Company recorded a $2.0 million after tax charge to discontinued operations as a result of the settlement of a lawsuit related to the Company's Information Technologies business segment. The settlement agreement specifies that the Company make $0.6 million payments in December 2000 and 2001. In December 1999, the Company recognized a $0.3 million after tax charge to discontinued operations due to additional legal costs.

    In the second quarter of 1998, the Company announced a plan to realign its corporate structure. The restructuring charges include approximately
$3.0 million for personnel reduction costs, a $5.9 million reserve established against the value of certain leasehold improvements and underutilized and unnecessary facilities and miscellaneous other charges of approximately $0.8 million. The Company also recorded a non-recurring charge of $0.8 million in 1998 associated with the departure of three senior level managers.

    With the 1998 management and organizational changes completed, the Company's focus became future revenue growth. Management is currently implementing several strategies for increasing revenue, including establishing strategic partnerships, opening new geographic offices and leveraging past and current client relationships. In addition, the Company is considering the possible acquisitions of other consulting companies as a means of future revenue growth.

    In addition to its domestic operations, the Company has operations and contracts in Europe and Asia. The majority of contracts in these regions have been denominated using the United States dollar. However, some of the Company's contracts are in the local currency of the client; therefore, the Company is exposed to currency fluctuation risks.

    Unless otherwise stated, the discussion that follows pertains to continuing operations only.

                                                                  PERCENTAGE OF REVENUE
                                                               FOR YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1997       1998
                                                              --------   --------   --------
Revenue from continuing operations..........................  100.0%     100.0%     100.0%
Cost of sales...............................................   55.8%      58.0%      57.9%
                                                              -----      -----      -----
Gross profit................................................   44.2%      42.0%      42.1%
Selling, general and administrative.........................   29.0%      41.6%      26.2%
                                                              -----      -----      -----
Operating income............................................   15.2%       0.4%      15.9%
Interest income (expense), net..............................    0.3%      (0.2)%      0.2%
                                                              -----      -----      -----
Income from continuing operations before income taxes.......   15.5%       0.2%      16.1%
Income taxes................................................    5.9%       0.1%       6.4%
                                                              -----      -----      -----
Income from continuing operations...........................    9.6%       0.1%       9.7%
                                                              =====      =====      =====

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

REVENUE

    Revenue decreased $4.6 million, or 7% to $63.8 million in 1999, from $68.4 million in 1998 primarily due to a reduction in incentive programs. Incentive programs as a percentage of revenue decreased from 21% in 1998 to 10% in 1999. Fixed fee contract revenue increased 5% to $57.6 million in 1999 from $54.8 million in 1998.

    United States revenue decreased $8.1 million or 17% to $39.9 million in 1999 from $48.0 million in 1998. This decrease relates to the expiration of contracts associated with the Company's former Electronics and Consumer and Industrial Practices business units. Also the Company's Aviation business unit experienced a decline in revenue due to the early termination of a contract which accounted for 45% of Aviation revenues in 1998. These decreases were offset by revenue in the Company's two new business units, Business Solutions and Telecommunications and a 7% increase in the Automotive business unit when compared to 1998. Despite the decrease in revenue, the number of contracts for the United States region remained relatively unchanged when comparing 1999 to 1998.

    Asia revenue increased by 53% to $5.5 million in 1999 from $3.6 million in 1998. This increase is attributable to new contracts attained during 1999. These results reflect the Company's continued effort to develop and maintain business relationships in the Asia region.

    European revenue increased 10% to $18.4 million in 1999 from $16.8 million in 1998. This increase is attributable to a significant contract, which produced revenue of $9.5 million in 1999 compared to revenue of $3.9 million in 1998. With the stability of the client base in the European region, the Company anticipates revenue growth to continue in 2000.

GROSS PROFIT

    Gross profit for 1999 decreased slightly to $28.2 million from $28.7 million in 1998. Despite this decrease, the Company's gross margin as a percentage of revenue increased to 44% compared to 42% in 1998. This improvement is attributable to the Company's management and organizational restructuring during 1998.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses decreased significantly due to the absence of a $9.7 million restructuring charge and $0.8 million non-recurring charge incurred in 1998. (See Note 3 to the Consolidated Financial Statements of the Company.)

    Excluding the effect of the restructuring and non-recurring charges, selling, general and administrative expenses increased 3% to $18.5 million in 1999 from $18.0 million in 1998. The slight increase is the result of higher advertising and promotion expenses as well as travel costs associated with the Company's expanded marketing effort during 1999. In addition, the Company experienced increased legal costs associated with the conclusion of two lawsuits during 1999.

INCOME TAXES

    The Company's effective tax rate in 1999 was 38%, compared to 29% in 1998. The tax rate has been significantly affected by an increase in foreign source income subject to current U.S. taxation, the Company's intention to repatriate only 1999 and future earnings and profits from its controlled foreign subsidiaries, and a decrease in the Company's valuation allowance related to the utilization of foreign tax credit carryovers. The Company has a net deferred tax asset of $4.7 million at December 31, 1999. Management believes that future levels of U.S. and foreign source taxable income will be sufficient to realize the benefits of the deferred tax asset.

INCOME FROM CONTINUING OPERATIONS

    Income from continuing operations increased to $6.1 million in 1999 compared to $0.1 million in 1998. The increase primarily reflects the benefits in 1999 of the absence of restructuring charges incurred during 1998. Earnings per share from continuing operations increased to $1.25 per diluted share in 1999 from $0.02 per diluted share in 1998. Affecting the per share results for the Company is the purchase of 289,150 shares of common stock into treasury during 1999. These treasury shares reduced the weighted average shares outstanding to
4.9 million in 1999 from 5.4 million in 1998.

DISCONTINUED OPERATIONS

    In 1998, the Company announced its plans to dispose of its Information Technologies business segment. In 1998, the Company recorded an after tax charge of approximately $3.3 million as the estimated loss on disposal of the segment, including estimated operating losses during the phase-out period. The Company realized a loss of $1.1 million net of tax in 1998 as a result of the operations of the discontinued segment.

    During the third quarter of 1999, the Company recorded a $2.0 million after tax charge to discontinued operations as a result of the settlement of a lawsuit related to the Company's Information Technologies business segment. The settlement agreement specifies that the Company make $0.6 million payments in December 2000 and 2001. In December 1999, the Company recognized a
$0.3 million after tax charge to discontinued operations due to additional legal costs.

YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

REVENUE

    Revenue decreased $1.2 million, or 2%, from $69.6 million in 1997 to $68.4 million in 1998; however, the number of active programs in 1998 increased. Also, the Company had fewer incentive programs in 1998 which reduces the revenue volatility. Incentive revenues in 1998 were $14.0 million or 21% of total revenue a decrease from $18.6 million or 27% of revenue in 1997.

    United States revenue decreased $1.7 million, or 3%, from $49.7 million in 1997 to $48.0 million in 1998. The mix of this decrease reflected a strong increase in the operations of the Company's Aviation and Automotive business units combined with a decrease in the Electronics business unit and the Consumer and Industrial Products' business unit operations in 1998. This decline is partially due to a reduction in the number of semiconductor clients.

    Also affecting 1998 revenue was the decrease in the Company's Asia business unit where revenue decreased to $3.6 million in 1998 from $5.0 million in 1997. The Company continues to work closely with its existing and potential clients on structuring fees that are compatible with the continuing Asian economic situation.

    European revenue increased $1.9 million, to $16.8 million in 1998 from $14.9 million in 1997. The primary cause of this increase was the addition of a large contract in Sweden and two additional significant contracts through the Company's Switzerland operations.

GROSS PROFIT

    Gross profit for 1998 decreased slightly to $28.7 million in 1998 from $29.3 million in 1997. As a percentage of revenue, gross margin was 42% for 1997 and 1998. In 1998, the Company increased the use of part-time Resultants who are compensated only when they are working on client assignments. This use of part-time employees is designed to reduce the volatility of the Company's profit margin in the event of a reduction in the number of active contracts.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses increased significantly due to a $9.7 million restructuring charge in the second quarter of 1998. On May 6, 1998, the Company announced a plan to realign its corporate structure. The restructuring charges include approximately $3.0 million for personnel reduction costs, a $5.9 million reserve established against the value of certain leasehold improvements and underutilized and unnecessary facilities and miscellaneous other charges of approximately $0.8 million. The Company also recorded a non-recurring charge of $0.8 million in the first quarter of 1998 associated with the departure of three senior level managers.

    Excluding the effect of the restructuring and non-recurring charges, selling, general and administrative expenses decreased slightly to $17.9 million in 1998 from $18.3 million in 1997. Significant cost savings in personnel costs, rent expense and sales and marketing expenses resulting from the restructuring in the second quarter of 1998 were offset by increased employee bonuses and $1.0 million in increased legal costs. Additionally, costs related to telephone and internet connectivity increased as the Company developed it's own intranet and increased its use of teleconferencing in order to reduce travel expense. Additionally, the Company increased its technology expenditures by approximately $0.6 million as it continued to upgrade its systems, networks, and general support for travelling Resultants.

INCOME TAXES

    The Company's effective tax rate in 1998 was 29%, compared to 40% in 1997. The tax rate has been significantly affected by issues related to the restructuring charge in the second quarter of 1998 and the allowance that has been established against the deferred tax asset related to deferred tax assets on foreign operations and includes the Asian net operating loss, the foreign tax credit carryover and certain temporary differences related to foreign operations. The Company had deferred tax assets of $4.9 million at December 31, 1998.

INCOME FROM CONTINUING OPERATIONS

    As a result of the foregoing, income from continuing operations for 1998 was $0.1 million compared to $6.7 million for 1997. Earnings per share from continuing operations decreased from $1.06 per diluted share in 1997 to $0.02 per diluted share in 1998. Affecting the per share results is a purchase of
1.3 million shares of common stock into treasury in April 1998. This purchase into treasury reduced the weighted average shares outstanding used in the calculation of per share results from 6.3 million diluted shares at December 31, 1997 to 5.4 million shares at December 31, 1998.

DISCONTINUED OPERATIONS

    The Company's loss on the Information Technologies business segment, discontinued May 1998, decreased from $4.3 million in 1997 to $1.1 million in 1998. This decrease in loss is due primarily to inclusion of only five months of operations in 1998.

    QUARTERLY RESULTS--The following table sets forth certain unaudited operating results for each of the four quarters in the two years ended December 31, 1999. This information has been prepared on the same basis as the audited financial statements and, in the opinion of the Company, includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented.

                                                              1999                                        1998
                                                   FOR THE THREE MONTHS ENDED                  FOR THE THREE MONTHS ENDED
                                            -----------------------------------------   -----------------------------------------
                                             MAR 31    JUNE 30    SEPT. 30   DEC. 31     MAR 31    JUNE 30    SEPT. 30   DEC. 31
                                            --------   --------   --------   --------   --------   --------   --------   --------
                                                                     IN THOUSANDS, EXCEPT PER SHARE DATA
Revenue...................................  $14,710    $15,752    $14,774    $18,570    $15,646    $16,565    $17,439    $18,711
Operating income (loss)...................    1,274      2,237      2,203      3,981        645     (7,546)     3,150      4,043
Income (loss) before income taxes.........    1,311      2,266      2,276      4,056        674     (7,636)     3,080      4,010
Income (loss) from continuing
  operations..............................      787      1,361      1,445      2,551        405     (4,731)     1,956      2,462
Earnings (loss) per share from continuing
  operations
  Basic...................................  $  0.16    $  0.28    $  0.30    $  0.53    $  0.07    $ (0.94)   $  0.40    $  0.48
  Diluted.................................  $  0.15    $  0.28    $  0.29    $  0.53    $  0.06    $ (0.94)   $  0.39    $  0.47
Weighted average shares
  Basic...................................    5,004      4,896      4,830      4,814      6,152      5,031      4,946      5,116
  Diluted.................................    5,084      4,938      4,899      4,848      6,257      5,031      5,055      5,258
Stock Price(1)
High......................................  $ 10.50    $  9.25    $  9.94    $ 11.44    $ 13.00    $ 12.06    $ 11.38    $ 13.00
Low.......................................  $  8.63    $  7.06    $  8.25    $  6.31    $  7.00    $  7.75    $  8.00    $  7.25
Close.....................................  $  8.75    $  8.94    $  8.31    $ 11.25    $  9.00    $ 10.63    $  9.06    $ 10.25

------------------------------

(1) The stock prices set forth above represent the highest and lowest sales prices per share of the Company's common stock as reported by NASDAQ. The prices reported by NASDAQ reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity is cash flow from operations, periodically supplemented by borrowings under a bank line of credit when it is not efficient to transfer funds among the Company's subsidiaries.

    Operations provided cash of $8.2 million in 1999, as compared to $7.1 million in 1998. The primary reason for the increase is collection of fixed and incentive fee revenue, a $1.6 million decrease in the net deferred tax asset and the change in trade accounts receivable balances improved $1.8 million when comparing 1999 to 1998. These increases were offset by a $2.0 million decrease in accounts payable and accrued liabilities. Days sales outstanding remained relatively constant at 55 days for 1999, compared to 54 days in 1998.

    Net cash used in investing activities decreased to $0.5 million in 1999 from $1.3 million in 1998. Capital expenditures in 1999 related primarily to office facilities and miscellaneous equipment.

    Cash flows used in financing activities decreased to $2.0 million in 1999 from $8.2 million in 1998. The decrease is due to a reduction in the value of treasury shares purchased during 1999.

    In February 1998, the Company entered into a stock purchase agreement with Philip R. Thomas, former Chairman and Chief Executive Officer, to repurchase shares of the common stock of the Company for $8.3 million in cash and satisfaction of a $2.3 million debt to the Company. At the close of the market on April 24, 1998, the end of the ninety-day valuation period, the number of shares to be purchased was determined to be approximately 1.3 million shares.

    In 1994, the Board of Directors approved a stock repurchase plan for up to 250,000 shares. The Company purchased 7,000 shares at an average price per share of $10.71 in 1994, 226,600 shares at an average price per share of $14.74 in 1996 and 16,400 shares at an average price per share of $11.37 in 1997.

    In January and October of 1999, the Company announced two additional stock repurchase plans for up to 250,000 and 500,000 shares, respectively. During 1999, the Company purchased 289,150 shares at an average price of $8.38 per share. Through March 20, 2000, the Company had purchased 32,100 additional shares at an average price of $10.32 per share.

    The Company previously maintained a $20 million revolving credit agreement. Terms of the agreement provided for a $1 million per quarter reduction in available credit beginning in the first quarter of 1999. In April 1999, the revolving credit agreement was amended to reduce the maximum allowable borrowings to $15 million with no quarterly reduction. Loans under this agreement bear interest at the prime rate or other similar interest options. At December 31, 1999 the Company had approximately $0.1 million outstanding on this agreement. The agreement is in place to provide funding for potential future operating cash requirements or business expansion purposes.

    The Company also has a $1 million credit facility for the purchase of computer equipment. The Company made draws of $0.9 million on this facility during 1997 to purchase computer equipment. Loans under this facility bear interest at 7.25%. At December 31, 1999 the Company had approximately
$0.2 million outstanding on this credit facility.

DEFERRED TAXES

    As a result of the restructuring charges and foreign tax credit carryovers, the Company has a net deferred tax asset of $4.7 million at December 31, 1999. Utilization of the net deferred tax asset is dependent on both U.S. and foreign source taxable income.

    The Company has recognized a net deferred tax asset because management believes it is more likely than not that the net deferred tax asset will be utilized in future years. This conclusion is based on the belief that current and future levels of U.S. and foreign source taxable income will be sufficient to realize the benefits of the net deferred tax asset. The Company has not historically realized losses on its Business Improvement Services. (See "Selected Historical Financial Data") Unprofitable operations were sold in 1998. At a tax rate of 38%, the Company needs to realize pre-tax income of $12.7 million in the next four years to fully realize the benefit of the $4.7 million net deferred tax asset. Assuming margins remain equivalent to historical levels, business under commitment (backlog) at December 31, 1999 should produce income before taxes of approximately $10.5 million in the next two years. Management believes that closing additional $2.2 million of revenue in this period is highly likely.

    Included in the $4.7 million net deferred tax asset is a $0.5 million valuation allowance. The valuation allowance is related to deferred tax assets on certain temporary differences related to foreign operations and the Asian net operating loss carryover. The Company will continue in future periods to evaluate the realizability of the net deferred tax asset and make necessary adjustments through charges to expense should projected future U.S. and foreign source taxable income be insufficient to realize the benefit of the net deferred tax asset. (See Note 8 to the Consolidated Financial Statements of the Company.)

INFLATION

    Although the operations of the Company are influenced by general economic conditions, the Company does not believe inflation had a material effect on the results of operations during the year ended December 31, 1999. However, there can be no assurance the Company's business will not be affected by inflation in the future.

FINANCIAL CONDITION

    The Company believes its financial condition remains strong and that it has the financial resources necessary to meet its needs. Cash provided by operating activities and the Company's credit facility should be sufficient to meet the Company's operational needs through December 31, 2000.

YEAR 2000 ISSUES

    The Company did not experience any significant malfunctions or errors in its operating or business systems as a result of the Year 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the Year 2000. It is possible the full impact of the date change has not been fully recognized. However, the Company believes any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

    As of December 31, 1999, the Company has not, nor does it expect to, incur any material costs associated with the Year 2000.

RECENT ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of hedged asset or liabilities that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with early application encouraged, and shall not be applied retroactively to financial statements of prior periods. Adoption of SFAS 133 is expected to have no effect on the Company's financial statements.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT:

    With the exception of historical information, the matters discussed in this report are "forward looking statements" as that term is defined in Section 21E of the Securities Exchange Act of 1934.

    While the Company believes its strategic plan is on target and the business outlook remains strong, several important factors have been identified, which could cause actual results to differ materially from those predicted. By way of example:

    - The competitive nature of the management consulting industry, in light of new entrants into the industry and the difficulty of differentiating the services offered to potential clients.

    - The time required by prospective clients to fully understand the value and complexity of a typical TOTAL CYCLE TIME (TCT) program may result in an extended lead time to close new business.

    - Performance-oriented fees are earned upon the achievement of improvements in a client's business. The client's commitment to a TCT program and general economic/industry conditions could impact a client's business performance and consequently the Company's ability to forecast the timing and ultimate realization of performance-oriented fees.

    - The ability of the Company to productively re-deploy personnel during program transition periods.

    - The ability of the Company to create alliances and make acquisitions that are accretive to earnings.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's Credit Agreement provides for borrowings which bear interest at variable rates based on either a prime rate or other options. The Company had borrowings on this credit facility from time to time during 1999 with an outstanding balance of $0.1 million at December 31, 1999. Through
March 20, 2000, the Company had additional borrowings of $2.1 million and repayments of $2.2 million. As of March 20, 2000, the Company had no outstanding borrowings on this credit facility. Due to the Company's foreign operations in Europe and Asia, the Company is exposed to transaction and translation adjustments with respect to foreign currency. To minimize this risk, the Company maintains the majority of its foreign contracts in U.S. dollars. The Company believes the effect, if any, of reasonably possible near-term changes in interest rates and foreign currency transaction and translation adjustments on the Company's financial position, results of operations, and cash flows should not be material.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information relating to the Company's directors and nominees for election as directors, and the information relating to executive officers of the Company, is incorporated herein by reference from the Company's Proxy Statement (herein so called) for its 2000 Annual Meeting of Stockholders. It is currently anticipated that the Proxy Statement will be publicly available and mailed to stockholders in May 2000.

ITEM 11.  EXECUTIVE COMPENSATION.

    The discussion under "Executive Compensation" in the Company's Proxy Statement for its 2000 Annual Meeting is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The discussion under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 2000 Annual Meeting is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The discussion under "Certain Transactions" in the Company's Proxy Statement for its 2000 Annual Meeting is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)(1) See Index to Consolidated Financial Statements on page F-1.

    (a)(2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    (a)(3) Documents filed as part of this report.

                                                                                          SEQUENTIAL
           EXHIBIT                                                                           PAGE
           NUMBER           DESCRIPTION                                                     NUMBER
    ---------------------   -----------                                                   ----------
             3.1            Amended and Restated Certificate of Incorporation of the
                              Company

             3.2            Amended and Restated By-Laws dated August 9, 1993

             4.1            Specimen Certificate evidencing Common Stock (filed as
                              Exhibit 4.1 to the Company's 1993 Form S-1 (File No.
                              33-64492) and incorporated herein by reference).

             4.2            Form of Warrant Certificate for the Purchase of Shares (SRG&
                              Associates, Ltd.)

             4.3            Form of Warrant Certificate for the Purchase of Shares (Lyon
                              Securities, Inc.)

             4.4            Amendment No. 1 to Rights Agreement dated March 1, 1999

             4.5            Amendment No. 2 to Rights Agreement dated August 12, 1999

            10.1            Employment Agreement between the Company and Leland L.
                              Grubb, Jr.

            10.2            Employment Agreement between the Company and J. Thomas
                              Williams

            10.2            Amended and Restated 1988 Stock Option Plan

            10.3            Amended and Restated 1992 Stock Option Plan

            10.4            Amended and Restated 1997 Stock Option Plan

            10.5            401(k) Plan

            10.6            First Amended and Restated Revolving Credit Loan Agreement
                              dated December 4, 1996 between Comerica Bank-Texas and the
                              Company

            10.12           Amendment No. 1 to Revolving Credit Loan Agreement April 1,
                              1999

            10.19           Non-Employee Director Retainer Fee Plan

            13              1998 Annual Report to Stockholders (Filed as Exhibit 13 to
                              the Company's Annual Report on Form 10-K for the year
                              ended December 31, 1998 and incorporated herein by
                              reference.)

           *21              Subsidiaries of the Company

                                                                                          SEQUENTIAL
           EXHIBIT                                                                           PAGE
           NUMBER           DESCRIPTION                                                     NUMBER
    ---------------------   -----------                                                   ----------
           *23              Consent of BDO Seidman, LLP.

           *23.1            Consent of Ernst & Young LLP

            24              Power of Attorney (set forth on the signature page of this
                              Form 10-K).

           *27              Financial Data Schedule

------------------------

*   Filed herewith

    (b) Reports on Form 8-K

    During the last quarter of the Company's fiscal year ended December 31, 1999, no reports on Form 8-K were filed with the Securities and Exchange Commission by the Company.

    (c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report.

    (d) Financial statement schedules--See Item 14 (a)(2) for the response to this portion of Item 14.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, State of Texas, on March 30, 2000.

                                                       THOMAS GROUP, INC.

                                                       By:            /s/ J. THOMAS WILLIAMS
                                                            -----------------------------------------
                                                                        J. Thomas Williams
                                                                     CHIEF EXECUTIVE OFFICER

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

                SIGNATURE                                 CAPACITY                       DATE
                ---------                                 --------                       ----
          /s/ J. THOMAS WILLIAMS            Chief Executive Officer, President,     March 30, 2000
    ---------------------------------         and Director
            J. Thomas Williams

          /s/ ANNETTE M. ZWERNER            Executive Vice President and Chief      March 30, 2000
    ---------------------------------         Operating Officer
            Annette M. Zwerner

         /s/ LELAND L. GRUBB, JR.           Vice President, Chief Financial
    ---------------------------------         Officer and Treasurer (Principal      March 30, 2000
           Leland L. Grubb, Jr.               Financial and Accounting Officer)

          /s/ JOHN T. CHAIN, JR.            Chairman of the Board                   March 30, 2000
    ---------------------------------
            John T. Chain, Jr.

                SIGNATURE                                 CAPACITY                       DATE
                ---------                                 --------                       ----
            /s/ JAMES E. DYKES              Director                                March 30, 2000
    ---------------------------------
              James E. Dykes

          /s/ RICHARD A. FREYTAG            Director                                March 30, 2000
    ---------------------------------
            Richard A. Freytag

           /s/ DAVID B. MATHIS              Director                                March 30, 2000
    ---------------------------------
             David B. Mathis

                           ANNUAL REPORT ON FORM 10-K
                          ITEM 8 AND 14(a)(1) AND (c)
                          LIST OF FINANCIAL STATEMENTS
                                CERTAIN EXHIBITS
                              FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1999
                               THOMAS GROUP, INC.
                                 DALLAS, TEXAS

                            FORM 10-K--ITEM 14(a)(1)
                               THOMAS GROUP, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

    The following consolidated financial statements of Thomas Group, Inc. are included in response to Item 8:

Reports of Independent Certified Public Accountants.........    F-2

Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................    F-4

Consolidated Statements of Operations for the fiscal years
  ended December 31, 1999, 1998 and 1997....................    F-5

Consolidated Statements of Stockholders' Equity for the
  fiscal years ended December 31, 1999, 1998 and 1997.......    F-6

Consolidated Statements of Cash Flows for the fiscal years
  ended December 31, 1999, 1998 and 1997....................    F-7

Notes to Consolidated Financial Statements..................    F-8

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Thomas Group, Inc.

    We have audited the accompanying consolidated balance sheet of Thomas Group, Inc. as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thomas
Group, Inc. at December 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Dallas, Texas
March 8, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Thomas Group, Inc.
Irving, Texas

    We have audited the accompanying consolidated balance sheet of Thomas
Group, Inc. as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thomas Group, Inc. at December 31, 1998 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          BDO SEIDMAN, LLP

Dallas, Texas
February 12, 1999

                               THOMAS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                1999           1998
                                                              --------       --------
                                                                   IN THOUSANDS,
                                                                 EXCEPT SHARE DATA
                                       ASSETS

Current Assets
  Cash and cash equivalents.................................  $  9,698       $  6,376
  Trade accounts receivable, net of allowances of $546 and
    $396 at December 31, 1999 and 1998, respectively........    11,481         11,239
  Unbilled receivables......................................       200            740
  Deferred tax asset........................................     3,252          2,331
  Other assets..............................................     1,317            405
                                                              --------       --------
    Total Current Assets....................................    25,948         21,091
                                                              --------       --------
Property and equipment, net.................................     2,430          3,627
Deferred tax asset..........................................     1,401          2,519
Other assets................................................     3,086          4,394
                                                              --------       --------
                                                              $ 32,865       $ 31,631
                                                              ========       ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued liabilities..................  $  4,679       $  6,028
  Income taxes payable......................................     1,014            602
  Advance payments..........................................        74            532
  Current maturities of long-term obligations...............       822            329
                                                              --------       --------
    Total Current Liabilities...............................     6,589          7,491
Long-Term Obligations.......................................     3,422          2,928
                                                              --------       --------
    Total Liabilities.......................................    10,011         10,419
                                                              --------       --------
Commitments and Contingencies

Stockholders' Equity
  Common stock, $.01 par value; 25,000,000 shares
    authorized; 6,603,064 and 6,536,416 shares issued and
    4,755,065 and 4,977,567 outstanding at December 31, 1999
    and 1998, respectively..................................        66             65
  Class B Common stock, $.01 par value; 1,200,000 shares
    authorized; 3,970 and 22,989 shares issued and
    outstanding at December 31, 1999 and 1998,
    respectively............................................        --             --
  Additional paid-in capital................................    23,658         22,699
  Retained earnings.........................................    17,468         13,654
  Accumulated other comprehensive loss......................    (1,182)          (482)
  Treasury stock, 1,847,999 and 1,558,849 shares at December
    31, 1999 and 1998, respectively, at cost................   (17,156)       (14,724)
                                                              --------       --------
  Total Stockholders' Equity................................    22,854         21,212
                                                              --------       --------
                                                              $ 32,865       $ 31,631
                                                              ========       ========

          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                               IN THOUSANDS, EXCEPT SHARE DATA
Revenue.....................................................  $  63,806   $  68,361   $  69,620
Cost of sales...............................................     35,598      39,625      40,302
                                                              ---------   ---------   ---------
Gross profit................................................     28,208      28,736      29,318
Selling, general and administrative.........................     18,513      28,444      18,323
                                                              ---------   ---------   ---------
Operating income............................................      9,695         292      10,995
Interest income (expense), net..............................        214        (164)        159
                                                              ---------   ---------   ---------
Income from continuing operations before income taxes.......      9,909         128      11,154
Income taxes................................................      3,765          37       4,461
                                                              ---------   ---------   ---------
Income from continuing operations...........................      6,144          91       6,693

Discontinued Operations:
Loss from operations, net of income tax benefit of $471 in
  1998 and $2,844 in 1997...................................         --      (1,092)     (4,267)
Loss on disposal, net of income tax benefit of $1,428 in
  1999 and $1,302 in 1998...................................     (2,330)     (3,341)         --
                                                              ---------   ---------   ---------
Net Income (loss)...........................................  $   3,814   $  (4,342)  $   2,426
                                                              =========   =========   =========
Earnings (loss) per common share
Basic:
Income from continuing operations...........................  $    1.26   $    0.02   $    1.10
Loss from discontinued operations...........................      (0.48)      (0.84)      (0.70)
                                                              ---------   ---------   ---------
Net Income (loss)...........................................  $    0.78   $   (0.82)  $    0.40
                                                              =========   =========   =========
Diluted:
Income from continuing operations...........................  $    1.25   $    0.02   $    1.06
Loss from discontinued operations...........................       (.47)      (0.82)      (0.68)
                                                              ---------   ---------   ---------
Net Income (loss)...........................................  $    0.78   $   (0.80)  $    0.38
                                                              =========   =========   =========
Weighted average shares:
Basic.......................................................  4,862,759   5,304,882   6,097,782
Diluted.....................................................  4,917,498   5,433,707   6,327,484

          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   CLASS B    ADDITIONAL                  OTHER
                                         COMMON     COMMON     PAID-IN-    RETAINED   COMPREHENSIVE
                                         STOCK      STOCK      CAPITAL     EARNINGS   INCOME (LOSS)    TREASURY STOCK    TOTAL
                                        --------   --------   ----------   --------   --------------   --------------   --------
                                                                    IN THOUSANDS, EXCEPT SHARE DATA
BALANCE AS OF DECEMBER 31, 1996.......    $62        $ 2       $20,143     $15,570       $   (32)         $ (4,233)     $ 31,512
Issuance of 97,632 and 1,378 shares of
  common stock and of class B.........      1         --           998          --            --                --           999
Tax benefit of non-qualified stock
  option exercises....................     --         --           247          --            --                --           247
Redemption of 9,973 shares of class
  B...................................     --         --           (82)         --            --                --           (82)
Purchase of 16,400 shares of common
  stock...............................     --         --            --          --            --              (186)         (186)
Discounted common stock options issued
  under employee stock option plans...     --         --           291          --            --                --           291
Comprehensive income:
  Foreign currency translation
    adjustment........................     --         --            --          --          (499)               --          (499)
  Net income..........................     --         --            --       2,426            --                --         2,426
                                          ---        ---       -------     -------       -------          --------      --------
    Total comprehensive income........                                                                                     1,927
                                                                                                                        --------
BALANCE AS OF DECEMBER 31, 1997.......     63          2        21,597      17,996          (531)           (4,419)       34,708
                                          ---        ---       -------     -------       -------          --------      --------
Issuance of 100,420 shares of common
  stock...............................      2         --           666          --            --                --           668
Purchase of 1,277,627 shares of common
  stock...............................     --         --            --          --            --           (10,604)      (10,604)
Tax benefit of non-qualified stock
  option exercises....................     --         --           146          --            --                --           146
Redemption of 153,605 shares of class
  B...................................     --         (2)           (1)         --            --                --            (3)
Discounted common stock options issued
  under employee stock option plans...     --         --           291          --            --                --           291
Reissuance of 31,169 shares of
  treasury stock......................     --         --            --          --            --               299           299
Comprehensive Income:
  Foreign currency translation
    adjustment........................     --         --            --          --            49                --            49
  Net loss............................     --         --            --      (4,342)           --                --        (4,342)
                                          ---        ---       -------     -------       -------          --------      --------
    Total comprehensive loss..........                                                                                    (4,293)
                                                                                                                        --------
BALANCE AS OF DECEMBER 31, 1998.......     65         --        22,699      13,654          (482)          (14,724)       21,212
Issuance of 66,618 shares of common
  stock...............................      1         --           582          --            --                --           583
Purchase of 289,150 shares of common
  stock...............................     --         --            --          --            --            (2,432)       (2,432)
Tax benefit of non-qualified stock
  option exercises....................     --         --            85          --            --                --            85
Discounted common stock options issued
  under employee stock option plans...     --         --           292          --            --                --           292
Comprehensive income:
  Foreign currency translation
    adjustment........................     --         --            --          --          (700)               --          (700)
  Net income..........................     --         --            --       3,814            --                --         3,814
                                          ---        ---       -------     -------       -------          --------      --------
    Total comprehensive income........                                                                                     3,114
                                                                                                                        --------
BALANCE AS OF DECEMBER 31, 1999.......    $66        $--       $23,658     $17,468       $(1,182)         $(17,156)     $ 22,854
                                          ===        ===       =======     =======       =======          ========      ========

          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                       IN THOUSANDS
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations...........................  $ 6,144    $    91    $ 6,693
Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities
  Depreciation..............................................      886      1,203      2,205
  Amortization..............................................      753        432        647
  Write-down of assets......................................       --      3,867         --
  Allowance for doubtful accounts...........................      150        250        255
  Other.....................................................     (608)        31        (31)
  Deferred taxes............................................    1,625     (1,118)     1,785
  Amortization of stock option grants.......................      292        291        291
  Change in operating assets and liabilities
    (Increase) decrease trade accounts receivable...........     (668)    (2,463)    (2,076)
    (Increase) decrease unbilled receivables................      540      1,343       (720)
    (Increase) decrease other assets........................      643      1,752       (289)
    Increase (decrease) accounts payable and accrued
     liabilities............................................   (1,979)     1,137      1,705
    Increase (decrease) advance payments....................     (255)       418         58
    Increase (decrease) income taxes payable................      631       (122)     2,086
                                                              -------    -------    -------
Net Cash Provided by Operating Activities...................    8,154      7,112     12,609
                                                              -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................     (506)    (1,341)    (3,131)
                                                              -------    -------    -------
Net Cash Used in Investing Activities.......................     (506)    (1,341)    (3,131)
                                                              -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock..................................   (2,432)   (10,604)      (186)
Proceeds from sale of treasury stock........................       --        299         --
Proceeds from exercise of stock options.....................      488        146        552
Repayment of other long-term obligations....................     (163)      (307)       (71)
Advances--computer line of credit...........................       --         --        977
Advances--line of credit....................................      447     32,508      5,500
Repayments--line of credit..................................     (303)   (32,508)    (5,500)
Net repayments from (advances to) affiliates................       --      2,274     (1,881)
                                                              -------    -------    -------
Net Cash Used in Financing Activities.......................   (1,963)    (8,192)      (609)
Effect of exchange rate changes on cash.....................     (213)        51       (311)
                                                              -------    -------    -------
Net Cash Provided by (Used in) Continuing Operations........    5,472     (2,370)     8,558
                                                              -------    -------    -------
  DISCONTINUED OPERATIONS:
    Net cash used in operating activities...................   (2,150)    (2,508)    (3,296)
    Net cash used in investing activities...................       --         --       (784)
    Net cash provided by financing activities...............       --         --      1,065
                                                              -------    -------    -------
      Net Cash Used in Discontinued Operations..............   (2,150)    (2,508)    (3,015)
                                                              -------    -------    -------
Cash and Cash Equivalents
  Beginning of year.........................................    6,376     11,254      5,711
                                                              -------    -------    -------
  End of year...............................................  $ 9,698    $ 6,376    $11,254
                                                              =======    =======    =======

          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) THE COMPANY--Thomas Group, Inc. (the "Company") was incorporated under the laws of the State of Delaware in June 1978 and provides management services designed to improve the competitiveness and profitability of the Company's clients. The Company's specific methodology in its core product is known as TOTAL CYCLE TIME and focuses on reducing the time spent on revenue-producing, product development and administrative processes, resulting in operational and financial improvements.

    (b) BASIS OF PRESENTATION--The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

    (c) EARNINGS PER SHARE--Earnings (loss) per common share is presented in accordance with the provisions of the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which requires the presentation of "basic" and "diluted" earnings per share. Basic earnings (loss) per share is based on the weighted average shares outstanding. Diluted earnings per share includes the effect of dilutive securities such as stock options and warrants.

    The following table reconciles basic earnings per share to diluted earnings per share under the provisions of SFAS 128. Diluted earnings per share and diluted weighted average shares outstanding for the year ended December 31, 1998 are presented in accordance with the provisions of SFAS 128, even though inclusion of common stock equivalents in the calculation of loss per share results in antidilutive adjustments to basic loss per share for that period.

                                              INCOME         SHARES       PER SHARE
                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                            -----------   -------------   ---------
                                              IN THOUSANDS, EXCEPT PER SHARE DATA
YEAR ENDED DECEMBER 31, 1999
Basic earnings per share..................    $ 3,814         4,863        $ 0.78
Effect of dilutive securities:
  Options and warrants....................         --            54
                                              -------         -----
Diluted earnings per share................    $ 3,814         4,917        $ 0.78
                                              =======         =====        ======

YEAR ENDED DECEMBER 31, 1998
Basic earnings (loss) per share...........    $(4,342)        5,305        $(0.82)
Effect of dilutive securities:
  Options and warrants....................         --           129
                                              -------         -----
Diluted earnings per share................    $(4,342)        5,434        $(0.80)
                                              =======         =====        ======

YEAR ENDED DECEMBER 31, 1997
Basic earnings per share..................    $ 2,426         6,098        $ 0.40
Effect of dilutive securities:
  Options and warrants....................         --           229
                                              -------         -----
Diluted earnings per share................    $ 2,426         6,327        $ 0.38
                                              =======         =====        ======

    (d) MANAGEMENT'S ESTIMATES AND ASSUMPTIONS--The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make

                               THOMAS GROUP, INC.

NOTE 1 (CONTINUED)
estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance.

    (e) WARRANTS--At December 31, 1997 the Company had 225,000 warrants outstanding to purchase the Company's common stock. During 1998 175,000 warrants expired. The remaining 50,000 warrants were repriced at an exercise price of $9.125 per share, the market price on the date of repricing, and extended to expire on October 28, 2003. The warrants are granted to a financial advisor to the Company.

    (f) ADVERTISING--The Company expenses the costs of advertising as incurred. Advertising expense was $1.3 million, $0.5 million and $0.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

    (g) PROPERTY AND EQUIPMENT--Property and equipment are stated at cost less accumulated depreciation. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets as follows:

Furniture and fixtures......................................   5-7 Years
Equipment...................................................   3-7 Years
Leasehold improvements......................................  5-19 Years

    (h) CAPITALIZED SOFTWARE DEVELOPMENT COSTS--Through 1997, the Company was required to capitalize certain software development and production costs once technological feasibility was achieved. The cost of purchased software was capitalized when related to a product which had achieved technological feasibility or that had an alternative future use. Capitalization of software development costs ceased when the product was available for sale. For the year ended December 31, 1997, the Company capitalized $0.6 million. Software development costs incurred prior to achieving technological feasibility were charged to research and development expense. In 1998 all capitalized software costs were written off in conjunction with the discontinuation of the Information Technologies segment. (See Note 2 to the Consolidated Financial Statements.)

    (i) INTANGIBLES--The Company amortized costs in excess of net assets acquired on a straight-line basis over the estimated benefit period, generally three to five years. Patents and licenses were generally amortized on a straight-line basis over five years. The carrying value of goodwill, patents and licenses was evaluated periodically in relation to the operating performance and future undiscounted net cash flows of the related business. In 1998 all intangibles were written off in conjunction with the discontinuation of the Information Technologies segment. (See Note 2 to the Consolidated Financial Statements.)

    (j) REVENUE--Business Improvement Program contracts specify fixed fees, or fixed fees plus incentives based on improvements achieved. Incentive (performance-oriented) revenue is based on agreed-upon formulas relating to improvements in customer-specific measures. Improvements are measured at time intervals specified in each contract. Both the Company and the client agree to the measured improvements and the corresponding incentive fees earned by the Company, thereby completing the earnings process. Fixed fees are recognized as revenue when earned, generally on a straight-line basis over the life of the

                               THOMAS GROUP, INC.

NOTE 1 (CONTINUED)
contract. An allowance for doubtful accounts is provided when necessary and is evaluated periodically on a client-by-client basis. Receivables written off against the allowance totalled $0, $410,000 and $196,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

    (k) UNBILLED RECEIVABLES--Fixed fees are recognized when earned, generally as services are provided over the life of the contract. Although fixed fee recognition generally coincides with billings, as an accommodation to its clients the Company may structure fee billings to increase in the latter stages of a program. In such instances, revenue recognition as services are provided results in unbilled receivables.

    (l) ADVANCE PAYMENTS--The Company occasionally receives advance payments of a portion of its fees. Advance payments are deferred upon receipt and recorded as revenue when earned as specified by the contract.

    (m) INCOME TAXES--Deferred income taxes are provided for temporary differences between the financial statement and income tax basis of assets and liabilities. Provisions are made for estimated domestic and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of the Company's share of foreign subsidiaries' undistributed earnings.

    (n) CASH AND CASH EQUIVALENTS--Cash equivalents consist of highly liquid investments with original maturities of three months or less.

    (o) CONCENTRATION OF CREDIT RISK--The Company provides its services primarily to a diverse group of large, well-established companies and does not require collateral on receivable balances. The Company is currently expanding its operations in Europe and Asia where potential economic turmoil may result in significant fluctuations in the value of certain foreign currencies versus the U.S. dollar. The Company may experience difficulties expanding its operations or may encounter other collection issues if economic conditions should change.

    (p) FOREIGN CURRENCY TRANSLATION--All balance sheet accounts of foreign subsidiaries are translated at the current exchange rate as of the end of the accounting period. The resulting translation adjustment is recorded as a separate component of stockholders' equity. Income statement items are translated at average currency exchange rates. Foreign currency fluctuation risks are partially offset because the foreign subsidiaries' costs are denominated in local currency.

    (q) COMPREHENSIVE INCOME--In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income. Comprehensive income includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders.

    (r) STOCKHOLDER RIGHTS PLAN--On July 9, 1998, the Company announced the adoption of a Stockholder Rights Plan, intended to protect the Company from unfair or coercive takeover attempts. The grant of the rights was made to stockholders of record as of July 20, 1998.

    (s) STOCK OPTIONS AND WARRANTS--The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the Company's stock option grants equals or exceeds the fair market value of the underlying stock on the date of grant.

                               THOMAS GROUP, INC.

NOTE 1 (CONTINUED)
    (t) FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS--The Company's financial instruments include notes payable. The carrying value of these notes approximates market value because the borrowing rate is similar to other financial instruments with similar terms.

    (u) RECENT ACCOUNTING STANDARDS--In June, 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of hedged assets or liabilities that are attributable to the hedged risk or, (b) the earnings effect of the hedged transaction. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged, and shall not be applied retroactively to financial statements of prior periods. Adoption of SFAS 133 is expected to have no effect on the Company's financial statements.

NOTE 2

DISCONTINUED OPERATIONS

    In 1998, the Company announced its plans to dispose of its Information Technologies business segment. In 1998, the Company recorded an after tax charge of approximately $3.3 million as the estimated loss on disposal of the segment, including estimated operating losses during the phase-out period. The Company realized a loss of $1.1 million net of tax in 1998 as a result of the operations of the discontinued segment.

    The sale of the Thomas Group Information Technologies assets closed on August 31, 1998. No proceeds were received at the time of the transaction, but the agreements included earn-outs that may be earned over the next five years. In exchange, the Company was relieved of the liabilities related to extended service contracts. In 1999, the Company received no earn-outs in relation to this agreement.

    During the third quarter of 1999, the Company recorded a $2.0 million after tax charge to discontinued operations as a result of the settlement of a lawsuit related to the Company's Information Technologies business segment. The settlement agreement specifies that the Company make $0.6 million payments in December 2000 and 2001. In December 1999, the Company recognized a $0.3 million after tax charge to discontinued operations due to additional legal costs.

    The net loss from operations of Information Technologies prior to May 6, 1998 is as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              1998       1997
                                                            --------   --------
                                                              IN THOUSANDS OF
                                                                  DOLLARS
Revenues..................................................  $ 2,040    $ 5,504
Loss before income taxes..................................  $(1,563)   $(7,111)
Income tax benefit........................................  $   471    $ 2,844
Loss from discontinued operations.........................  $(1,092)   $(4,267)

                               THOMAS GROUP, INC.

NOTE 3

RESTRUCTURING CHARGE

    On May 6, 1998, the Company announced its plan to realign its corporate structure, including establishing a reserve against the value of certain facilities and other cost-cutting measures. As a result of these actions, the Company recorded restructuring charges of $9.7 million in the second quarter of 1998. The restructuring charges include approximately $3.0 million for personnel reduction costs, a $5.9 million reserve established against the value of leasehold improvements and other costs associated with underutilized and unnecessary facilities and miscellaneous other charges of approximately
$0.8 million. Charges against the restructuring reserve were as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                           -----------------------
                                                             1999           1998
                                                           --------       --------
                                                           IN THOUSANDS OF DOLLARS
Outstanding at beginning of year.........................   $1,075        $    --
Establishment of reserve.................................       --          9,674
Write-down of assets.....................................       --         (4,667)
Severance................................................       --         (3,015)
Office rent..............................................       --           (325)
Accrued expenses.........................................     (322)          (248)
Leasehold improvements...................................       --           (189)
Furniture lease..........................................     (143)           (91)
Office lease.............................................     (239)           (64)
                                                            ------        -------
Outstanding at end of year...............................   $  371        $ 1,075
                                                            ======        =======

NOTE 4

OTHER ASSETS

                                                                DECEMBER 31,
                                                           -----------------------
                                                             1999           1998
                                                           --------       --------
                                                           IN THOUSANDS OF DOLLARS
Deferred compensation plan assets........................  $ 2,603         $2,434
Cash surrender value of key-man life insurance...........       --            974
Prepaid expenses.........................................      709            385
Long-term receivables....................................      365            330
Income tax receivable....................................      129            265
Investment in Texas Stadium Suite........................      170            189
Notes receivable, affiliate..............................      171            129
Other....................................................      256             93
                                                           -------         ------
                                                             4,403          4,799
Less current portion.....................................   (1,317)          (405)
                                                           -------         ------
                                                           $ 3,086         $4,394
                                                           =======         ======

                               THOMAS GROUP, INC.

NOTE 5

PROPERTY AND EQUIPMENT

                                                              DECEMBER 31,
                                                         -----------------------
                                                           1999           1998
                                                         --------       --------
                                                         IN THOUSANDS OF DOLLARS
Equipment..............................................  $ 6,055        $ 5,813
Furniture and fixtures.................................    2,166          2,163
Leasehold improvements.................................    1,939          1,692
Equipment under capital leases.........................      977            977
Construction in process................................        8            411
Automobiles............................................       78             31
                                                         -------        -------
                                                          11,223         11,087
Less accumulated depreciation and amortization,
  including $734 and $414 respectively, relating to
  capital leases.......................................   (8,793)        (7,460)
                                                         -------        -------
                                                         $ 2,430        $ 3,627
                                                         =======        =======

                               THOMAS GROUP, INC.

NOTE 6

LONG-TERM OBLIGATIONS

                                                                DECEMBER 31,
                                                           -----------------------
                                                             1999           1998
                                                           --------       --------
                                                               IN THOUSANDS OF
                                                                   DOLLARS
Capital lease obligations................................   $  247         $  579
Deferred compensation plan (See Note 9)..................    2,603          2,434
Estimated loss on disposal of segment....................    1,150             --
Other....................................................      244            244
                                                            ------         ------
                                                             4,244          3,257
Less current portion.....................................     (822)          (329)
                                                            ------         ------
                                                            $3,422         $2,928
                                                            ======         ======

    Minimum lease payments required under non-cancelable lease arrangements subsequent to December 31, 1999, are as follows:

                                                          OPERATING       CAPITAL
                                                           LEASES          LEASES
                                                          ---------       --------
                                                          IN THOUSANDS OF DOLLARS
2000....................................................   $1,556           $256
2001....................................................      985             --
2002....................................................      866             --
2003....................................................      466             --
2004....................................................       82             --
Thereafter..............................................       78             --
                                                           ------           ----
                                                           $4,033            256
                                                           ======
Less amount representing interest.......................                      (9)
                                                                            ----
                                                                            $247
                                                                            ====

    The Company leases office space, vehicles and various types of office equipment. Rent expense related to operating leases totaled $1.5 million for 1999, $2.1 million for 1998 and $3.3 million for 1997.

                               THOMAS GROUP, INC.

NOTE 7

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                DECEMBER 31,
                                                           -----------------------
                                                             1999           1998
                                                           --------       --------
                                                               IN THOUSANDS OF
                                                                   DOLLARS
Accounts payable and accrued liabilities.................    3,157         $4,789
Accrued payroll and bonuses..............................    1,399          1,116
Accrued employee benefits................................      123            123
                                                            ------         ------
                                                            $4,679         $6,028
                                                            ======         ======

NOTE 8

INCOME TAXES

    The domestic and foreign source components of income (loss) before taxes are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
                                                      IN THOUSANDS OF DOLLARS
Domestic sources.................................  $ 3,207    $(4,894)   $ 9,983
Foreign sources..................................    6,702      5,022      1,171
                                                   -------    -------    -------
                                                     9,909        128     11,154
Discontinued operations..........................   (3,758)    (6,206)    (7,111)
                                                   -------    -------    -------
                                                   $ 6,151    $(6,078)   $ 4,043
                                                   =======    =======    =======

    The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
                                                          IN THOUSANDS OF DOLLARS
Income taxes at statutory rate.......................  $ 3,369      $ 44      $3,792
Effect on taxes resulting from:
  State taxes........................................      322         5         446
  Foreign taxes......................................       --       (16)        129
  Decrease in valuation allowance....................   (1,043)       --          --
  Foreign income subject to current U.S. taxation....      772        --          --
  Other (primarily permanent differences)............      345         4          94
                                                       -------      ----      ------
                                                       $ 3,765      $ 37      $4,461
                                                       =======      ====      ======

                               THOMAS GROUP, INC.

NOTE 8 (CONTINUED)
    Federal, state and foreign income tax expense consists of the following:

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
                                                       IN THOUSANDS OF DOLLARS
Current tax expense:
  Federal.........................................   $  334    $    --    $ 1,656
  State...........................................      661         --        280
  Foreign.........................................    1,147      1,095      1,015
                                                     ------    -------    -------
                                                      2,142      1,095      2,951

Deferred tax expense (benefit):
  Federal.........................................      826     (3,589)      (586)
  State...........................................     (631)      (422)      (154)
  Foreign.........................................       --      1,180       (594)
                                                     ------    -------    -------
                                                        195     (2,831)    (1,334)
                                                     ------    -------    -------
                                                     $2,337    $(1,736)   $ 1,617
                                                     ======    =======    =======

    Income tax expense (benefit) is included in the consolidated financial statements as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
                                                       IN THOUSANDS OF DOLLARS
  Continuing operations...........................  $ 3,765    $    37    $ 4,461
  Discontinued operations.........................   (1,428)    (1,773)    (2,844)
                                                    -------    -------    -------
                                                    $ 2,337    $(1,736)   $ 1,617
                                                    =======    =======    =======

                               THOMAS GROUP, INC.

NOTE 8 (CONTINUED)
    Significant components of the Company's net deferred tax assets (liabilities) for federal and state income taxes are as follows:

                                                                DECEMBER 31,
                                                           -----------------------
                                                             1999           1998
                                                           --------       --------
                                                           IN THOUSANDS OF DOLLARS
Deferred tax assets:
  Fixed assets...........................................   $  201        $   504
  Allowance for doubtful accounts........................      207            135
  Foreign tax credit carryforward........................    1,527            569
  Restructuring expenses.................................    1,501          1,721
  Discontinued operations................................      437            203
  Accrued expenses.......................................      481            267
  Deferred compensation..................................      688            535
  Contributions carryforward.............................       --             17
  Net operating loss carryforward........................      483          2,414
  Minimum tax credit carryforward........................      178             --
                                                            ------        -------
                                                             5,703          6,365
  Valuation allowance....................................     (472)        (1,515)
                                                            ------        -------
  Total deferred tax assets..............................    5,231          4,850

Deferred tax liabilities:
  Unremitted earnings of foreign subsidiaries............     (408)            --
  Other, net.............................................     (170)            --
                                                            ------        -------
  Total deferred tax liabilities.........................     (578)            --
                                                            ------        -------
Net deferred tax asset...................................   $4,653        $ 4,850
                                                            ======        =======
Net deferred tax asset--current..........................   $3,252        $ 2,331
Net deferred tax asset--non-current......................    1,401          2,519
                                                            ------        -------
                                                            $4,653        $ 4,850
                                                            ======        =======

    At December 31, 1999 the Company has approximately $1.2 million of Asian net operating loss carryover which has been completely offset by a valuation allowance. In addition, the Company has approximately $1.5 million of U.S. foreign tax credit carryovers which begin to expire in 2003 and approximately $178,000 of U.S. minimum tax credits which may be carried forward indefinitely.

    Utilization of the net deferred tax asset is dependent on future taxable income in excess of profits arising from existing taxable temporary differences. A net deferred tax asset has been recognized because management believes it is more likely than not that the net deferred tax asset will be utilized in future years. This conclusion is based on the belief that current and future levels of U.S. and foreign source taxable income will be sufficient to realize the benefits of the net deferred tax asset. In addition to the valuation allowance related to the Asian net operating loss carryover, the Company has established a valuation allowance on certain temporary differences related to foreign operations.

                               THOMAS GROUP, INC.

NOTE 9

EMPLOYEE BENEFIT PLANS

    The Company sponsors a 401(k) retirement plan. The Company, at its discretion, matches a portion of the participants' contribution. Participants are vested in the Company's matching contribution after five years of full-time service and may join the plan January 1 and July 1. Matching contribution expense was $0.4 million, for 1999, 1998 and 1997, respectively.

    In 1994, the Company established a non-qualified deferred compensation plan. Participation is limited to officers and key employees. Assets and accrued liabilities of the plan were $2.6 and $2.4 million at December 31, 1999 and 1998, respectively and are recorded in the long term section of the balance sheet.

    The Company has incentive compensation plans covering all full-time employees and a separate incentive compensation program for certain key executive officers. The aggregate incentive compensation paid or advanced under these plans was $1.4 million in 1997. (See Note 12).

    The Company self-insures its medical costs associated with injury and hospitalization to its employees and their dependents up to a limit of $50,000 per person per plan year. Insurance is purchased for claims in excess of the self-insurance limits. The current program also has contractual caps on the total aggregate claims the Company is obligated to fund in any plan year. The Company had an accrual for outstanding claims of approximately $0.1 million to cover any loss incurred, including those not yet reported, through December 31, 1999.

NOTE 10

LITIGATION

    The Company is party to a legal action styled Philip R. Thomas and Wayne Heirtzler Thomas v. Thomas Group, Inc., before the U.S. District Court, Middle District of Louisiana, consolidated with another action styled Thomas Group of Louisiana, Inc. v. Philip R. Thomas and Wayne Heirtzler Thomas. Mr. and
Mrs. Thomas sought to "enforce leases" and seized, under a writ of sequestration, movable assets at the Company's CEO Center in Louisiana. The second suit was filed against Mr. and Mrs. Thomas by a subsidiary of the Company, seeking to dissolve the writ of sequestration and asserting a claim for damages. A hearing was held on the motions of the Company and its subsidiary to dissolve the writ of sequestration, and the court has lifted the sequestration order. The Company has amended its complaint in this action to seek a declaratory judgment from the Federal Court that the Company is not in default under any of the leases relating to the Louisiana property.

    The Company is party to an arbitration proceeding with the former Chairman and CEO of the Company, styled Thomas Group, Inc. v. Philip Thomas. The Company timely paid Mr. Thomas all benefits due him under his written employment agreement, including a $1.8 million severance payment and full vesting of 375,000 stock options, yet Mr. Thomas has demanded additional compensation and retirement benefits. Consequently, on December 18, 1998 the Company initiated this proceeding before the American Arbitration Association in Dallas, Texas pursuant to an arbitration clause in Mr. Thomas' employment agreement. In this proceeding Mr. Thomas has asserted claims for actual damages of $9 million to $11 million, plus damages for emotional distress and exemplary damages. The Company believes Mr. Thomas' claims have no merit, and is seeking a determination that Mr. Thomas is owed nothing further as a result of his former employment relationship with the Company. The arbitration hearing was held the week of February 21, 2000. A ruling is expected on or about May 20, 2000.

    In the case of Thomas Group, Inc. v. Blevins, et al., filed May 19, 1997 in the U.S. District Court for the Northern District of Texas, consolidated with the case styled Blevins, et al. v. Thomas Group, Inc., et

                               THOMAS GROUP, INC.

NOTE 10 (CONTINUED)
al., filed June 9, 1997 in the U.S. District Court for the Northern District of Ohio, each party asserted claims arising out of the purchase agreement and consulting agreement in connection with the Company's purchase of Interlink Technologies. In connection with a settlement reached on October 26, 1999, the Company recorded an additional $2.0 million after tax charge to discontinued operations. The settlement agreement also stipulates that the Company make
$0.6 million payments in December 2000 and December 2001.

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

NOTE 11

SEGMENT DATA AND SALES TO MAJOR CUSTOMERS

    The Company operates in one industry segment, but conducts its business primarily in three geographic areas: the United States, Europe and Asia. Information regarding these areas follows:

                                               UNITED STATES    EUROPE      ASIA     CORPORATE    TOTAL
                                               -------------   --------   --------   ---------   --------
                                                                IN THOUSANDS OF DOLLARS
Year ended December 31, 1999:
Revenue......................................     $39,933      $18,352     $5,521     $   --     $63,806
Long-lived assets............................     $ 3,413      $   680     $   51     $2,773     $ 6,917
Year ended December 31, 1998:
Revenue......................................     $48,027      $16,764     $3,570     $   --     $68,361
Long-lived assets............................     $ 3,420      $   572     $   54     $6,494     $10,540
Year ended December 31, 1997:
Revenue......................................     $49,747      $14,903     $4,970     $   --     $69,620
Long-lived assets............................     $10,850      $   829     $   81     $5,191     $16,951

    The following table indicates those clients whose revenues were in excess of 10% of consolidated revenues in any of the three years ended December 31, 1999.

                                                                  % OF                  % OF                  % OF
                                                UNITED STATES    TOTAL      EUROPE     TOTAL       ASIA      TOTAL
                                                -------------   --------   --------   --------   --------   --------
                                                                      IN THOUSANDS OF DOLLARS
Year Ended December 31, 1999:
  Client 1....................................     $11,954         19%      $1,412        2%          --       --
  Client 2....................................     $   486          1%      $9,252       14%          --       --
  Client 3....................................     $ 7,977         12%          --       --           --       --
Year ended December 31, 1998:
  Client 1....................................     $20,466         30%          --       --           --       --

Year Ended December 31, 1997:
  Client 1....................................     $ 2,297          3%      $4,466        6%      $1,082        2%
  Client 2....................................     $ 7,317         10%          --       --           --       --

                               THOMAS GROUP, INC.

NOTE 12

RELATED PARTY TRANSACTIONS

    PHILIP R. THOMAS--Former Chairman and Chief Executive Officer--The Company has entered into lease agreements with Mr. Thomas for land on which the CEO Center is situated and a separate agreement to use guest accommodations situated on Mr. Thomas' adjacent property. The land is leased pursuant to two 25 year leases entered into in December, 1991 and January, 1994. The annual rental on these leases is $6,000 each, one of which has been prepaid throughout the year 2016. The usage agreement on these guest accommodations provides for monthly payments of $12,960 through November 30, 2016. This rate was determined by evaluating average occupancy rates and costs of comparable facilities in the area. On December 31, 1995, the Company prepaid the guest accommodations usage agreement in its entirety. The $0.9 million prepayment represents a discount of $0.6 million (computed on a net present value basis) from the payments to which Mr. Thomas was entitled. The prepayment is included in Other Assets, and is being amortized on a straight-line basis over the term of the usage agreement.

    The Company formerly employed two sales executives whose focus was acquiring new business through relationships in the investment banking community. These executives have an ownership interest in Celerity Partners, a limited partnership (the "Partnership") which invests in companies whose competitiveness within a particular industry may be significantly improved. The general partner of the Partnership is a limited liability Company ("Celerity LLC") in which Mr. Thomas owns a 30% equity interest. The Company's board of directors precluded Mr. Thomas from negotiating or approving contracts with any potential client in which the Partnership holds or is negotiating an ownership interest and from negotiating the Company's agreements with Celerity LLC. During 1997, the Company ended the employment of the two sales executives and entered into a "finder's agreement" with the partnership which would compensate the partnership when it delivered potential clients who ultimately entered into a business improvement program. The Company made advances to Celerity LLC in 1997 in the amount of $0.2 million against future finder's fees.

    In 1997, Mr. Thomas earned $0.8 million in incentive compensation and was paid compensation advances of $1.4 million. The excess of $0.6 million was to be repaid through the tender of shares to the Company, as described in the following paragraph. Mr. Thomas did not earn incentive compensation in 1996 and therefore executed a $1.5 million promissory note, bearing interest at prime plus 1/4% for advances made to him. This note was extended and was paid by Mr. Thomas as a result of the Company's purchase of shares from Mr. Thomas, as described in the following paragraph.

    On February 19, 1998, the Company entered into a stock purchase agreement with Mr. Philip R. Thomas, then the Chairman and Chief Executive Officer, for a to be determined number of shares of common stock in exchange for $8.2 million in cash and the satisfaction of a $2.3 million outstanding debt to the Company. The ultimate number of shares to be purchased from Mr. Thomas was determined based on a formula and at a discount to market. The Company utilized an investment banking firm to determine the appropriate discount factor. At the close of the market on April 24, 1998 the number of shares to be purchased was determined to be 1.3 million shares.

    OTHER AFFILIATES--In 1996 the Company advanced a key employee $0.2 million. The employee executed a promissory note due December 18, 2000. The employee repaid approximately $0.1 million on the note during 1998.

                               THOMAS GROUP, INC.

NOTE 12 (CONTINUED)
    A summary of current receivables from affiliates follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                1999           1998
                                                              --------       --------
                                                                  IN THOUSANDS OF
                                                                      DOLLARS
Other affiliates--long term.................................    $171           $129

    A summary of transactions with affiliates follows:

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                 IN THOUSANDS OF DOLLARS
Philip R. Thomas:
  Real estate and other rentals paid to Mr. Thomas..........    $  6       $  6       $  6
  Payments to Celerity--advance against finder's
    agreement...............................................      --         --       $200
Other Affiliates:
  Employee loans............................................    $100       $100       $200

NOTE 13

FINANCING AGREEMENT

    The Company previously maintained a $20 million revolving credit agreement. Terms of the agreement provided for a $1 million per quarter reduction in available credit beginning in the first quarter of 1999. In April 1999, the revolving credit agreement was amended to reduce the maximum allowable borrowings to $15 million with no quarterly reduction. Loans under this agreement bear interest at the prime rate or other similar interest options. At December 31, 1999 the Company had approximately $0.1 million outstanding on this agreement. The Company utilized the credit line during 1999 to meet working capital requirements. Total interest paid, at an annual rate of 8.25%, was $4,500. The Company paid commitment fees for the periods for which the Company had no outstanding amounts totaling $57,000, $67,000 and $56,000 for 1999, 1998, and 1997, respectively.

    In addition, the Company has a $1.0 million credit facility for the purchase of portable computer equipment. In 1997 the Company made draws of $0.9 million on this facility to purchase notebook computers. No additional draws were made on this facility during 1999 or 1998. At December 31, 1999, $0.2 million remained outstanding on the credit facility. Total interest paid under this facility at December 31, 1999 was $35,000 at an interest rate of 7.25%.

NOTE 14

COMMON STOCK AND STOCK OPTIONS

    Shares of common stock and class B common stock are identical, except that holders of class B common stock have no voting rights. The Company grants incentive and non-qualified stock options and has reserved 2,425,000 shares of common stock and 675,000 shares of class B common stock for issuance. Options to purchase shares of the Company's common stock and class B common stock have been granted

                               THOMAS GROUP, INC.

NOTE 14 (CONTINUED)
to directors, officers and employees. The majority of the options granted become exercisable at the rate of 20% per year, and generally expire ten years after the date of grant.

    In February 1996 the Company granted options to officers and employees at an exercise price lower than the market price of the stock at the date of grant. The total related deferred compensation expense was $0.9 million which is being recognized as the options vest. The total 1999 compensation cost of $0.3 million was recorded as an increase in additional paid-in capital.

    Effective for the year ended December 31, 1996, the Company was required to adopt the disclosure portion of Statement of Financial Accounting Standards
No. 123 (SFAS No. 123), "Accounting for Stock Based Compensation." This statement requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998, and 1997: dividend yield of 0%; expected volatility of 65%; risk free interest rate of 6%; and expected lives ranging from 3.84 to 6 years. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS
No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       1999       1998       1997
                                                     --------   --------   --------
                                                        IN THOUSANDS OF DOLLARS
Net Income (Loss)
  As reported......................................   $3,814    $(4,342)    $2,426
  Pro forma........................................   $3,165    $(7,308)    $1,513
Earnings (Loss) Per Share
As reported
  Basic............................................   $ 0.78    $ (0.82)    $ 0.40
  Diluted..........................................   $ 0.78    $ (0.80)    $ 0.38
Pro forma
  Basic............................................   $ 0.65    $ (1.38)    $ 0.25
  Diluted..........................................   $ 0.64    $ (1.34)    $ 0.24

                               THOMAS GROUP, INC.

NOTE 14 (CONTINUED)
    A summary of the status of the Company's stock options to employees as of December 31, 1999, 1998 and 1997 and changes in the years then ended is presented below.

                                                   1999                   1998                   1997
                                           --------------------   --------------------   --------------------
                                                       WEIGHTED               WEIGHTED               WEIGHTED
                                                       AVERAGE                AVERAGE                AVERAGE
                                                       EXERCISE               EXERCISE               EXERCISE
COMMON OPTION SHARES                        SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
--------------------                       ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year.........  1,636,354    $10.52    1,506,818    $ 9.89    1,367,625    $ 9.78
  Granted................................    141,681      8.84    1,334,718     11.37      370,250     10.35
  Exercised..............................   (211,694)     9.07     (299,543)    10.45     (104,382)     6.88
  Forfeited..............................   (226,409)     9.00     (905,639)    11.63     (126,675)    11.90
                                           ---------    ------    ---------    ------    ---------    ------
Outstanding at end of year...............  1,339,932    $10.15    1,636,354    $10.52    1,506,818    $ 9.89
                                           =========    ======    =========    ======    =========    ======
Options exercisable at year-end..........    882,489    $11.00    1,093,274    $10.52      739,848    $10.39
Weighted average grant-date fair value of
  options granted........................               $ 8.84                 $11.37                 $10.49

                                                           1999                  1998                  1997
                                                    -------------------   -------------------   -------------------
                                                               WEIGHTED              WEIGHTED              WEIGHTED
                                                               AVERAGE               AVERAGE               AVERAGE
                                                               EXERCISE              EXERCISE              EXERCISE
COMMON B OPTION SHARES                               SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
----------------------                              --------   --------   --------   --------   --------   --------
Outstanding at beginning of year..................                         9,000      $5.44      12,360     $5.42
  Granted.........................................      --          --        --         --          --        --
  Exercised.......................................      --          --        --         --      (3,360)     5.36
  Forfeited.......................................      --          --     9,000      $5.44          --        --
                                                     -----      ------     -----      -----      ------     -----
Outstanding at end of year........................      --          --        --         --       9,000     $5.44
                                                     =====      ======     =====      =====      ======     =====
Options exercisable at year-end...................      --          --        --         --       9,000     $5.44

    The following table summarizes information about stock options outstanding at December 31, 1999.

                                            OPTIONS OUTSTANDING
                                      -------------------------------
                                        WEIGHTED                            OPTIONS EXERCISABLE
                                        AVERAGE                         ---------------------------
          COMMON OPTIONS               REMAINING     WEIGHTED AVERAGE              WEIGHTED AVERAGE
-----------------------------------   CONTRACTUAL        EXERCISE                      EXERCISE
   EXERCISE PRICE       OUTSTANDING   LIFE (YEARS)        PRICE          SHARES         PRICE
---------------------   -----------   ------------   ----------------   --------   ----------------
   $ 0.00 -  7.94          317,728         7.40           $ 7.59         33,629         $ 6.10
     8.00 -  9.94          450,695         8.20             9.00        306,999           8.89
    10.00 - 13.75          492,367         7.03            11.95        465,308          11.96
    14.25 - 16.88           72,992         5.77            15.56         70,573          15.55
    18.44 - 19.13            6,150         6.48            18.61          5,980          18.60
---------------------    ---------         ----           ------        -------         ------
   $ 0.00 - $19.13       1,339,932         7.44           $10.15        882,489         $11.00
=====================    =========         ====           ======        =======         ======

                               THOMAS GROUP, INC.

NOTE 15

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
                                                          IN THOUSANDS OF DOLLARS
Interest paid........................................    $107      $  198     $   98
Income taxes paid....................................    $928      $1,290     $1,310
Non-cash transactions:
  Receipt of class B common stock in payment of
    exercise price of common stock options...........      --      $    1     $   82
  Additional acquisition cost payable in common
    stock............................................      --          --     $  300