Form 10-Q
period 2000-03-31
THOMAS GROUP INC
filed 2000-05-15
CIK 900017

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                                ---------------

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

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

                                 (972) 869-3400
              (Registrant's telephone number, including area code)
                            ------------------------

                                      NONE
   (Former name, former address and former fiscal year, if changed since last report)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 2, 2000 the following number of shares of the registrant's stock were outstanding:

Common stock................................................  4,681,859
Class B common stock........................................      3,970
                                                              ---------
  Total.....................................................  4,685,829
                                                              =========

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               THOMAS GROUP, INC.

                                                              PAGE NO.
                                                              --------
PART I--FINANCIAL INFORMATION

Item 1--Financial Statements (unaudited)

      Consolidated Balance Sheets, March 31, 2000 and             3
       December 31, 1999....................................

      Consolidated Statements of Operations for the Three         4
       Months Ended March 31, 2000 and 1999.................

      Consolidated Statements of Cash Flows for the Three         5
       Months Ended March 31, 2000 and 1999.................

      Notes to Consolidated Financial Statements............      6

Item 2--Management's Discussion and Analysis of Financial         9
  Condition and Results of Operations.......................

PART II--OTHER INFORMATION

Item 6--Exhibits and Reports on Form 8-K....................     13

ITEM 1--FINANCIAL STATEMENTS

                               THOMAS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                        ASSETS

Current Assets
  Cash and cash equivalents.................................  $  9,482      $  9,698
  Trade accounts receivable, net of allowances of $1,096 and
    $546 in 2000 and 1999, respectively.....................     9,860        11,481
  Unbilled receivables......................................     1,152           200
  Deferred tax asset........................................     3,252         3,252
  Other assets..............................................     1,778         1,317
                                                              --------      --------
    Total Current Assets....................................    25,524        25,948
                                                              --------      --------
Property and equipment, net.................................     2,571         2,430
Deferred tax asset..........................................     1,401         1,401
Other assets................................................     3,097         3,086
                                                              --------      --------
                                                              $ 32,593      $ 32,865
                                                              ========      ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued liabilities..................  $  4,373      $  4,679
  Income taxes payable......................................       722         1,014
  Advance payments..........................................        35            74
  Current maturities of long-term obligations...............       735           822
                                                              --------      --------
    Total Current Liabilities...............................     5,865         6,589
Long-term obligations.......................................     3,516         3,422
                                                              --------      --------
    Total Liabilities.......................................     9,381        10,011
                                                              --------      --------
Commitments and Contingencies
Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized;
  6,629,919 and 6,603,064 shares issued and 4,741,220 and
  4,755,065 shares outstanding in 2000 and 1999,
  respectively..............................................        66            66
Class B common stock, $.01 par value; 1,200,000 shares
  authorized; 3,970 shares issued and outstanding in 2000
  and 1999, respectively....................................        --            --
Additional paid-in capital..................................    23,988        23,658
Retained earnings...........................................    18,234        17,468
Accumulated other comprehensive loss........................    (1,491)       (1,182)
Treasury stock, 1,888,699 and 1,847,999 shares in 2000 and
  1999, respectively........................................   (17,585)      (17,156)
                                                              --------      --------
  Total Stockholders' Equity................................    23,212        22,854
                                                              --------      --------
                                                              $ 32,593      $ 32,865
                                                              ========      ========

          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Revenue.....................................................  $  16,275   $  14,710
Cost of sales...............................................      8,906       8,859
                                                              ---------   ---------
Gross profit................................................      7,369       5,851
Selling, general and administrative.........................      6,145       4,577
                                                              ---------   ---------
Operating income............................................      1,224       1,274
Interest income, net........................................         53          37
                                                              ---------   ---------
Income before income taxes..................................      1,277       1,311
  Income taxes..............................................        511         524
                                                              ---------   ---------
Net Income..................................................  $     766   $     787
                                                              =========   =========
Earnings per common share:
Basic.......................................................  $     .16   $     .16
                                                              =========   =========
Diluted.....................................................  $     .16   $     .15
                                                              =========   =========
Weighted average shares:
Basic.......................................................  4,762,895   5,003,797
Diluted.....................................................  4,898,001   5,083,908

          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash Flows From Operating Activities:
  Net income................................................  $   766    $   787
    Adjustments to reconcile net income to net cash provided
      by operating activities
      Depreciation..........................................      370        388
      Amortization..........................................       92         85
      Allowance for doubtful accounts.......................      550         --
      Deferred taxes........................................       --      2,159
      Amortization of stock option grants...................       73         73
      Other.................................................     (278)       (10)
      Change in operating assets and liabilities
        (Increase) decrease in trade accounts receivable....      476      2,192
        (Increase) decrease in income tax receivable........       --     (1,427)
        (Increase) decrease in unbilled receivables.........     (731)       198
        (Increase) decrease in other assets.................     (447)       312
        Increase (decrease) in accounts payable and accrued
          liabilities.......................................     (382)      (314)
        Increase (decrease) in advance payments.............      206       (377)
        Increase (decrease) in income taxes payable.........     (211)      (619)
                                                              -------    -------
          Net Cash Provided By Operating Activities.........      484      3,447
Cash Flows From Investing Activities:
    Capital expenditures....................................     (604)      (151)
                                                              -------    -------
          Net Cash Used In Investing Activities.............     (604)      (151)
Cash Flows From Financing Activities:
    Purchase of treasury stock..............................     (429)       (92)
    Proceeds from exercise of stock options.................      119         78
    Other long-term obligations.............................        7        (17)
    Advances--line of credit................................    3,755         --
    Repayment--line of credit...............................   (3,707)        --
                                                              -------    -------
          Net Cash Used In Financing Activities.............     (255)       (31)
Effect of Exchange Rate Changes on Cash.....................      159       (218)
                                                              -------    -------
Net increase (decrease) in cash and cash equivalents........     (216)     3,047
Cash and Cash Equivalents:
    Beginning of period.....................................    9,698      6,376
                                                              -------    -------
    End of period...........................................  $ 9,482    $ 9,423
                                                              =======    =======

          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

    1. The unaudited consolidated financial statements of Thomas Group, Inc. (the "Company") include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1999 Annual Report to Stockholders. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results of operations for the entire year ending December 31, 2000.

    2. EARNINGS PER SHARE--Basic earnings per share is based on the number of weighted average shares outstanding. Diluted earnings per share includes the effect of dilutive securities such as stock options and warrants. The following table reconciles basic earnings per share to diluted earnings per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            --------------------
                                                              2000        1999
                                                            --------    --------
                                                               (IN THOUSANDS,
                                                              EXCEPT PER SHARE
                                                                   DATA)
NUMERATOR:
  Net income..............................................   $  766      $  787
                                                             ======      ======
DENOMINATOR
Weighted average shares outstanding:
    Basic.................................................    4,763       5,004
      Effect of dilutive securities:
        Common stock options..............................      135          80
                                                             ------      ------
    Diluted...............................................    4,898       5,084
                                                             ======      ======
EARNINGS PER SHARE:
  Basic...................................................   $ 0.16      $ 0.16
  Diluted.................................................   $ 0.16      $ 0.15

    3. DEFERRED TAXES--At March 31, 2000 the Company's net deferred tax asset was $4.7 million. Utilization of the net deferred tax asset is dependent on future taxable income in excess of profits arising from existing taxable temporary differences. A net deferred tax asset has been recognized because management believes it is more likely than not that the net deferred tax asset will be utilized in future years. This conclusion is based on the belief that current and future levels of U.S. and foreign source taxable income will be sufficient to realize the benefits of the net deferred tax asset.

    4. SIGNIFICANT CLIENTS--The Company recorded revenue from one client of $3.7 million or 22.8% of total revenue during the three months ended March 31, 2000. Revenues from a second client totaled $3.2 million or 19.4% of total revenue and $5.6 million or 37.8% of total revenue for the three months ended March 31, 2000 and 1999, respectively. Revenues from a third client totaled
$2.3 million or 13.8% of total revenue during the three months ended March 31, 2000. There was no other client from which revenue exceeded 10% of total revenue in the three month periods ended March 31, 2000 and 1999, respectively.

                               THOMAS GROUP, INC.

                                  (UNAUDITED)

    5. COMPREHENSIVE INCOME--Comprehensive income includes all changes in equity (foreign currency translation) except those resulting from investments by owners and distributions to owners.

                                                                  THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                (IN THOUSANDS OF
                                                                    DOLLARS)
Net income..................................................   $ 766       $ 787
Other comprehensive loss....................................    (309)       (218)
                                                               -----       -----
Comprehensive income........................................   $ 457       $ 569
                                                               =====       =====

    6.  REVOLVING CREDIT AGREEMENT--The Company previously maintained a
$20 million revolving credit agreement with Comerica Bank. Terms of the agreement provided for a $1 million per quarter reduction in available credit beginning in 1999. In April 1999 the Company amended the agreement to reduce the maximum available borrowings to $15 million with no quarterly reduction. The agreement is in place to provide funding for potential future operating cash requirements or business expansion purposes. Loans under this agreement bear interest at the prime rate or other similar interest options. At March 31, 2000 the Company had approximately $0.2 million outstanding on this agreement. The Company utilized the credit line during the first quarter of 2000 to meet working capital requirements when transferring funds between subsidiaries was not efficient.

    7. LITIGATION--The Company is subject to various claims and other legal matters, described below, in the course of conducting its business. The Company believes that neither such claims and other legal matters nor the cost of prosecuting and/or defending such claims and other legal matters will have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows.

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

    The Company is party to an arbitration proceeding with the former Chairman and CEO of the Company, styled Thomas Group, Inc. v. Philip Thomas. The Company timely paid Mr. Thomas all benefits due him under his written employment agreement, including a $1.8 million severance payment and full vesting of 375,000 stock options, yet Mr. Thomas has demanded additional compensation and retirement benefits. Consequently, on December 18, 1998 the Company initiated this proceeding before the American Arbitration Association in Dallas, Texas pursuant to an arbitration clause in Mr. Thomas' employment agreement. In this proceeding Mr. Thomas has asserted claims for actual damages of $9 million to $11 million, plus damages for emotional distress and exemplary damages. The Company believes Mr. Thomas' claims have no merit, and is seeking a determination that Mr. Thomas is owed nothing

                               THOMAS GROUP, INC.

                                  (UNAUDITED)

further as a result of his former employment relationship with the Company. The arbitration hearing was held the week of February 21, 2000. A ruling is expected on or about June 1, 2000.

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

    The Company is party to an arbitration proceeding with Overhead Door Corporation ("ODC"), a former client, before the American Arbitration Association in Dallas, Texas. The Company initiated this proceeding
December 18, 1998 to collect unpaid fees in the amount of $1,050,000. ODC had terminated an engagement with the Company and failed to pay the full amount of the fees under that engagement, requiring the Company to request arbitration. ODC has moved for summary judgment in the proceeding, and that motion has been granted. The Company has moved for reconsideration of that ruling, and the panel will reconsider its ruling following oral argument on the motion for reconsideration.

    8.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                  THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Interest paid...............................................    $ 19        $ 13
Taxes paid..................................................    $479        $116

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    The following table sets forth the percentages which items in the statement of operations bear to revenue:

                                                                  THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Revenue.....................................................   100.0%      100.0%
Cost of sales...............................................    54.7        60.2
                                                               -----       -----
Gross profit................................................    45.3        39.8
Selling, general and administrative.........................    37.8        31.1
                                                               -----       -----
Operating income............................................     7.5         8.7
Interest income, net........................................     0.3         0.3
                                                               -----       -----
Income before income taxes..................................     7.8         9.0
Income taxes................................................     3.1         3.6
                                                               -----       -----
Net income..................................................     4.7%        5.4%
                                                               =====       =====

    The following table sets forth the Company's revenue by geographic distribution:

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
United States.............................................  $ 9,095    $10,431
Europe....................................................    5,885      2,867
Asia/Pacific..............................................    1,295      1,412
                                                            -------    -------
  Total Revenue...........................................  $16,275    $14,710
                                                            =======    =======

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

    REVENUE--Revenue increased $1.6 million or 11% in the first quarter of 2000 when compared to the first quarter of 1999. The primary reason for the increase was revenue from fixed fee contracts increased $2.9 million, which was offset in part by a decrease in incentive-based contracts of $1.4 million. Fixed fee contracts accounted for 99.4% of revenue for the first quarter of 2000 and 90.1% of revenue for the first quarter of 1999.

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    Revenue relating to United States region operations decreased 12.8% due to contract completions exceeding new contract start-ups. European region revenue increased 105.3% due to revenues associated with a major contract which began September 1, 1999. Asia/Pacific region revenue decreased 8.3% due to a slight decrease in contracts when compared to the first quarter of 1999.

    GROSS PROFIT--Gross profit was 45.3% of revenue in the first three months of 2000 compared to 39.8% of revenue in the first three months of 1999. The improvement in gross profit is due to efficiencies related to the Company's
$1.6 million increase in revenue while maintaining relatively the same level of cost of sales when compared to the same period in 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES--Selling, general and administrative expenses increased to $6.1 million from $4.6 million when comparing the first quarter of 2000 to the first quarter of 1999, respectively. The increase in selling, general and administrative expenses is due primarily to increased sales and marketing costs relating to the Company's expansion into new business practices. In addition, the Company recognized a $0.6 million charge due to an adverse ruling relating to one of the Company's legal matters. (See note 7 to the Consolidated Financial Statements of the Company.)

    OTHER--The Company's effective tax rate was 40% in the first quarter of 2000, as compared to 40% in the first quarter of 1999.

    As a result of restructuring charges and foreign tax credit carryovers, the Company has a net deferred tax asset of $4.7 million at March 31, 2000. Utilization of the net deferred tax asset is dependent on both U.S. and foreign source taxable income. Management believes, based on the historical performance of the Company, that current and future levels of U.S. and foreign source income will more likely than not be realized in time to fully utilize the net deferred tax asset.

    RESULTS OF OPERATIONS--Net income in the first quarter of 2000 was $0.8 million, or $0.16 per diluted share ($0.16 per basic share), compared to net income of $0.8 million, or $0.15 per diluted share ($0.16 per basic share) in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents decreased by $0.2 million in the first three months of 2000 compared to a $3.0 million increase in the first three months of 1999. The major components of these changes are discussed below:

    CASH FLOWS FROM OPERATING ACTIVITIES--Operating activities provided cash of $0.5 million in the first three months of 2000 compared to cash provided by operations of $3.4 million in the first three months of 1999. This decrease is attributable to higher levels of accounts receivable and other prepaid assets. Days sales outstanding in accounts receivable was 58 days at March 31, 2000 compared to 55 days at December 31, 1999.

    CASH FLOWS USED IN INVESTING ACTIVITIES--Cash flows used in investing activities totaled $0.6 million in the first three months of 2000 and were attributable to computer software, office and miscellaneous equipment. Capital expenditures for the comparable period of the prior year were primarily for the purchase of office and miscellaneous equipment.

    CASH FLOWS USED IN FINANCING ACTIVITIES--Cash flows used in financing activities were $0.3 million compared to $31,000 when comparing the first quarter of 2000 to the first quarter of 1999, respectively. The primary reason for the use of cash was the purchase of treasury stock.

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    In January and October of 1999, the Company announced two stock repurchase plans for up to 250,000 and 500,000 shares, respectively. During 1999, the Company purchased 289,150 shares at an average price of $8.38 per share. Through May 3, 2000, the Company had purchased 122,700 additional shares at an average price of $10.75 per share.

    The Company previously maintained a $20 million revolving credit agreement. Terms of the agreement provided for a $1 million per quarter reduction in available credit beginning in the first quarter of 1999. In April 1999, the revolving credit agreement was amended to reduce the maximum allowable borrowings to $15 million with no quarterly reduction. Loans under this agreement bear interest at the prime rate or other similar interest options. At March 31, 2000 the Company had approximately $0.2 million outstanding on this agreement. The agreement is in place to provide funding for potential future operating cash requirements or business expansion purposes.

    The Company also has a $1 million credit facility for the purchase of computer equipment. The Company made draws of $0.9 million on this facility during 1997 to purchase computer equipment. Loans under this facility bear interest at 7.25%. At March 31, 2000 the Company had approximately $0.2 million outstanding on this credit facility.

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

    As of March 31, 2000, the Company has not, nor does it expect to, incur any material costs associated with the Year 2000.

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

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    - Performance-oriented fees are earned upon the achievement of improvements in a client's business. The client's commitment to a TCT program and general economic/industry conditions could impact a client's business performance and consequently the Company's ability to forecast the timing and ultimate realization of performance-oriented fees.

    - The ability of the Company to productively re-deploy personnel during program transition periods.

    - The ability of the Company to create alliances and make acquisitions that are accretive to earnings.

                               THOMAS GROUP, INC.

PART II--OTHER INFORMATION

Item 6--Exhibits and Reports on Form 8-K

    (a) Exhibits:

       27 Financial Data Schedule

    (b) Reports on Form 8-K for the Quarter Ending March 31, 2000:

       None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 THOMAS GROUP, INC.
                                                 ------------------
                                                 Registrant

Date               May 15, 2000                                /s/ J. THOMAS WILLIAMS
          -------------------------------        --------------------------------------------------
                                                                 J. Thomas Williams
                                                       President and Chief Executive Officer

Date               May 15, 2000                               /s/ LELAND L. GRUBB, JR.
          -------------------------------        --------------------------------------------------
                                                                Leland L. Grubb, Jr.
                                                     Vice President, Chief Financial Officer and
                                                                      Treasurer
                                                    (Principal Financial and Accounting Officer)