Form 10-Q
period 2000-06-30
THOMAS GROUP INC
filed 2000-08-14
CIK 900017

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

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

    As of August 11, 2000 the following number of shares of the registrant's stock were outstanding:

Common stock................................................  4,587,105
Class B common stock........................................      3,970
                                                              ---------
  Total.....................................................  4,591,075
                                                              =========

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               THOMAS GROUP, INC.

                                                              PAGE NO.
PART I--FINANCIAL INFORMATION

Item 1--Financial Statements (unaudited)
    Consolidated Balance Sheets, June 30, 2000 and
     December 31, 1999......................................      3
    Consolidated Statements of Operations for the Three and
     Six Months Ended June 30, 2000 and 1999................      4
    Consolidated Statements of Cash Flows for the Six Months
     Ended June 30, 2000 and 1999...........................      5
    Notes to Consolidated Financial Statements..............      6
Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................      9

PART II--OTHER INFORMATION

Item 6--Exhibits and Reports on Form 8-K....................     13

ITEM I--FINANCIAL STATEMENTS

                               THOMAS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              ---------   -------------
                                        ASSETS

Current Assets
  Cash and cash equivalents.................................  $  6,880      $  9,698
  Trade accounts receivable, net of allowances of $39 and
    $546 in 2000 and 1999, respectively.....................     8,738        11,481
  Unbilled receivables......................................     1,623           200
  Deferred tax asset........................................     3,252         3,252
  Other assets..............................................     1,957         1,317
                                                              --------      --------
    Total Current Assets....................................    22,450        25,948
                                                              --------      --------
Property and equipment, net.................................     2,963         2,430
Deferred tax asset..........................................     1,401         1,401
Other assets................................................     3,196         3,086
                                                              --------      --------
                                                              $ 30,010      $ 32,865
                                                              ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued liabilities..................  $  3,600      $  4,679
  Income taxes payable......................................       120         1,014
  Advance payments..........................................        --            74
  Current maturities of long-term obligations...............       645           822
                                                              --------      --------
    Total Current Liabilities...............................     4,365         6,589
Long-term obligations.......................................     3,659         3,422
                                                              --------      --------
    Total Liabilities.......................................     8,024        10,011
                                                              --------      --------

Commitments and Contingencies

Stockholders' Equity
  Common stock, $.01 par value; 25,000,000 shares
    authorized; 6,651,849 and 6,603,064 shares issued and
    4,611,650 and 4,755,065 shares outstanding in 2000 and
    1999, respectively......................................        66            66
  Class B common stock, $.01 par value; 1,200,000 shares
    authorized; 3,970 shares issued and outstanding in 2000
    and 1999, respectively..................................        --            --
  Additional paid-in capital................................    24,283        23,658
  Retained earnings.........................................    18,245        17,468
  Accumulated other comprehensive loss......................    (1,443)       (1,182)
  Treasury stock, 2,040,199 and 1,847,999 shares in 2000 and
    1999, respectively......................................   (19,165)      (17,156)
                                                              --------      --------
    Total Stockholders' Equity..............................    21,986        22,854
                                                              --------      --------
                                                              $ 30,010      $ 32,865
                                                              ========      ========

          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                    ---------------------   ---------------------
                                                      2000        1999        2000        1999
                                                    ---------   ---------   ---------   ---------
Revenue...........................................  $  15,016   $  15,752   $  31,291   $  30,462
Cost of sales.....................................      8,889       8,875      17,795      17,734
                                                    ---------   ---------   ---------   ---------
Gross profit......................................      6,127       6,877      13,496      12,728
Selling, general and administrative...............      6,418       4,640      12,563       9,217
                                                    ---------   ---------   ---------   ---------
Operating income (loss)...........................       (291)      2,237         933       3,511
Interest income, net..............................         60          29         113          66
                                                    ---------   ---------   ---------   ---------
Income (loss) from continuing operations before
  income taxes....................................       (231)      2,266       1,046       3,577
Income taxes (benefit)............................        (93)        905         418       1,429
                                                    ---------   ---------   ---------   ---------
Income (loss) from continuing operations..........       (138)      1,361         628       2,148
Discontinued Operations:
Gain from discontinued operations, net of income
  tax of $100.....................................        149          --         149          --
                                                    ---------   ---------   ---------   ---------
Net income........................................  $      11   $   1,361   $     777   $   2,148
                                                    =========   =========   =========   =========

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations..........  $    (.03)  $     .28   $     .13   $     .43
Gain from discontinued operations.................        .03          --         .03          --
                                                    ---------   ---------   ---------   ---------
Net Income........................................  $     .00   $     .28   $     .16   $     .43
                                                    =========   =========   =========   =========

Diluted:
Income (loss) from continuing operations..........  $    (.03)  $     .28   $     .13   $     .43
Gain from discontinued operations.................        .03          --         .03          --
                                                    ---------   ---------   ---------   ---------
Net Income........................................  $     .00   $     .28   $     .16   $     .43
                                                    =========   =========   =========   =========

Weighted average shares:
Basic.............................................  4,663,786   4,895,870   4,713,387   4,950,961
Diluted...........................................  4,663,786   4,938,479   4,817,295   5,008,766

          See accompanying notes to consolidated financial statements

                               THOMAS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash Flows From Operating Activities:
  Net income................................................  $   628    $ 2,148
    Adjustments to reconcile net income to net cash provided
      by operating activities
      Depreciation..........................................      781        620
      Amortization..........................................      186        171
      Allowance for doubtful accounts.......................     (507)        --
      Deferred taxes........................................       --      2,877
      Amortization of stock option grants...................      146        146
      Other.................................................     (206)        (3)
      Change in operating assets and liabilities
        (Increase) decrease in trade accounts receivable....    2,931      1,557
        (Increase) decrease in income tax receivable........       --     (1,793)
        (Increase) decrease in unbilled receivables.........   (1,340)       360
        (Increase) decrease in other assets.................     (728)       539
        Increase (decrease) in accounts payable and accrued
          liabilities.......................................   (1,835)      (571)
        Increase (decrease) in advance payments.............      167       (532)
        Increase (decrease) in income taxes payable.........     (502)      (606)
                                                              -------    -------
          Net Cash Provided By (Used In) Operating
            Activities......................................     (279)     4,913
Cash Flows From Investing Activities:
    Capital expenditures....................................   (1,316)      (190)
                                                              -------    -------
          Net Cash Used In Investing Activities.............   (1,316)      (190)
Cash Flows From Financing Activities:
    Purchase of treasury stock..............................   (2,009)    (1,423)
    Proceeds from exercise of stock options.................      386        112
    Other long-term obligations.............................     (117)       128
    Advances--line of credit................................   10,244         --
    Repayment--line of credit...............................   (9,162)        --
                                                              -------    -------
          Net Cash Used In Financing Activities.............     (658)    (1,183)
Effect of Exchange Rate Changes on Cash.....................     (814)      (306)
                                                              -------    -------
Net Cash Provided by (Used In) Continuing Operations........   (2,967)     3,234
                                                              -------    -------
Discontinued Operations:
    Net Cash Provided by Operating Activities...............      249         --
                                                              -------    -------
          Net Cash Provided by Discontinued Operations......      249         --
                                                              -------    -------
Cash and Cash Equivalents:
    Beginning of period.....................................    9,698      6,376
                                                              -------    -------
    End of period...........................................  $ 6,880    $ 9,610
                                                              =======    =======

          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

    1. The unaudited consolidated financial statements of Thomas Group, Inc. (the "Company") include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1999 Annual Report to Stockholders. The results of operations for the three and six months periods ended June 30, 2000 are not necessarily indicative of the results of operations for the entire year ending December 31, 2000.

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

                                                         THREE MONTHS
                                                             ENDED           SIX MONTHS ENDED
                                                            JUNE 30               JUNE 30
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
                                                         IN THOUSANDS, EXCEPT PER SHARE DATA
NUMERATOR:
    Net income......................................   $   11     $1,361     $  777     $2,148
                                                       ======     ======     ======     ======
DENOMINATOR:
Weighted Average Shares Outstanding:
    Basic...........................................    4,664      4,896      4,713      4,951
    Effect of Dilutive Securities:
    Common Stock Options............................       --         42        104         58
                                                       ------     ------     ------     ------

    Diluted.........................................    4,664      4,938      4,817      5,009
                                                       ======     ======     ======     ======

EARNINGS (LOSS) PER SHARE:
    Basic...........................................   $  .00     $  .28     $  .16     $  .43
    Diluted.........................................   $  .00     $  .28     $  .16     $  .43

    3. SIGNIFICANT CLIENTS--The Company recorded revenues from one client of $4.0 million and $7.7 million or 26.9% and 24.7% of revenue for the three and six months ended June 30, 2000, respectively. Revenue for the same client totaled $1.8 million or 11.4% of revenue for the three months ended June 30, 1999.

    Revenues from a second client totaled $2.9 million and $7.1 million or 19.7% and 22.6% of revenue for the three and six months ended June 30, 2000, respectively. Revenue for the same client totaled $4.7 million and $9.7 million or 29.8% and 31.8% of revenue for the three and six months ended June 30, 1999, respectively.

    Revenues from a third client totaled $2.3 million and $4.5 million or 15.0% and 14.4% of revenue for the three and six months ended June 30, 2000, respectively.

    There were no other clients from whom revenue exceeded 10% of total revenue in the three and six months periods ended June 30, 2000 and 1999, respectively.

                               THOMAS GROUP, INC.

                                  (UNAUDITED)

    4. COMPREHENSIVE INCOME--Comprehensive income includes all changes in equity (foreign currency translation) except those resulting from investments by owners and distributions to owners.

                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
                                                                 IN THOUSANDS, EXCEPT PER SHARE DATA
  Net income................................................    $11       $1,361     $ 777      $2,148
  Other comprehensive income (loss).........................     48         (243)     (261)       (461)
                                                                ---       ------     -----      ------
  Comprehensive income......................................    $59       $1,118     $ 516      $1,687
                                                                ===       ======     =====      ======

    5. REVOLVING CREDIT AGREEMENT--The Company maintains a $15 million revolving credit agreement with Comerica Bank. The agreement is in place to provide funding for potential future operating cash requirements or business expansion purposes. Loans under this agreement bear interest at the prime rate or other similar interest options. At June 30, 2000 the Company had approximately $1.2 million outstanding on this agreement. The Company utilized the credit line during the first half of 2000 to meet working capital requirements when transferring funds between subsidiaries was not efficient.

    6. LITIGATION--The Company is subject to various claims and other legal matters, described below, in the course of conducting its business. The Company believes that neither such claims and other legal matters nor the cost of prosecuting and/or defending such claims and other legal matters will have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows.

    The Company is party to an arbitration proceeding with the former Chairman and CEO of the Company, styled Thomas Group, Inc. v. Philip Thomas. On June 6, 2000 the arbitration panel ruled that the former executive had received all benefits due under a written employment agreement and was due no additional compensation. The panel also ruled that Mr. Thomas could purchase the Company's leasehold improvements at the CEO Center in Louisiana. The panel also awarded to the Company a significant portion of the attorneys' fees incurred by the Company in the arbitration proceeding.

    The Company is party to a legal action styled Philip R. Thomas and Wayne Heirtzler Thomas v. Thomas Group, Inc., before the U.S. District Court, Middle District of Louisiana, consolidated with another action styled Thomas Group of Louisiana, Inc. v. Philip R. Thomas and Wayne Heirtzler Thomas. Mr. and
Mrs. Thomas sought to "enforce leases" and seized, under a writ of sequestration, movable assets at the Company's CEO Center in Louisiana. The second suit was filed against Mr. and Mrs. Thomas by a subsidiary of the Company, seeking to dissolve the writ of sequestration and asserting a claim for damages. Following a hearing on the motions of the Company and its subsidiary to dissolve the writ of sequestration, the court lifted the sequestration order. The Company amended its complaint to seek a declaratory judgment from the Federal Court that the Company is not in default under any of the leases relating to the Louisiana property. By virtue of the arbitration panel ruling (in the paragraph immediately above), the leasehold improvements at the Company's CEO Center were conveyed to Mr. Thomas on July 2, 2000. Following the panel's ruling, the parties and Mr. Thomas' counsel have orally indicated to the Federal Magistrate that the lease-related claims in the Federal Court litigation will not be pursued, having been effectively mooted. There is a related proceeding pending in Louisiana State Court entitled Philip R. Thomas and Wayne Heirtzler Thomas v. Thomas Group, Inc. et al. which involves alleged claims relating

                               THOMAS GROUP, INC.

                                  (UNAUDITED)

to these same leases. No action has been taken by the Thomases in that litigation, since the arbitration ruling. The Company maintains its claim for attorneys' fees in the Federal Court litigation.

    The Company was party to an arbitration proceeding with Overhead Door Corporation ("ODC"), a former client, before the American Arbitration Association in Dallas, Texas. The Company initiated this proceeding December 18, 1998 to collect unpaid fees in the amount of $1,050,000. ODC had terminated an engagement with the Company and failed to pay the full amount of the fees under that engagement, requiring the Company to request arbitration. ODC moved for summary judgment in the proceeding, and that motion has been granted.

    7.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Interest paid...............................................    $ 39       $ 22
Taxes paid..................................................    $569       $658

    8. RECENT ACCOUNTING STANDARDS--In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principals to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the fourth quarter of fiscal 2000. Management is currently evaluating the impact of adopting SAB 101.

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company derives the majority of its revenue from monthly fixed and incentive fees for the implementation of TOTAL CYCLE TIME and other business improvement programs. Incentive fees are tied to improvements in a variety of client performance measures typically involving response time, asset utilization and productivity. Due to the Company's use of incentive fee contracts, variations in revenue levels may cause fluctuations in quarterly results. Factors such as a client's commitment to a TOTAL CYCLE TIME program, general economic and industry conditions, and other issues could affect a client's business performance, thereby affecting the Company's incentive fee revenue and quarterly earnings. Quarterly revenue and earnings of the Company may also be impacted by the size and timing of starts and completions of individual contracts.

The following table sets forth the percentages which items in the statement of operations bear to revenue:

                                                        THREE MONTHS
                                                           ENDED                  SIX MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
                                                   ----------------------      ----------------------
                                                     2000          1999          2000          1999
                                                   --------      --------      --------      --------
Revenue..........................................   100.0%        100.0%        100.0%        100.0%
Cost of sales....................................    59.2          56.3          56.9          58.2
                                                    -----         -----         -----         -----
Gross profit.....................................    40.8          43.7          43.1          41.8
Selling, general and administrative..............    42.7          29.5          40.1          30.3
                                                    -----         -----         -----         -----
Operating income (loss)..........................    (1.9)         14.2           3.0          11.5
Interest income, net.............................     0.4           0.2           0.3           0.2
                                                    -----         -----         -----         -----
Income (loss) from continuing operations before
  income taxes...................................    (1.5)         14.4           3.3          11.7
Income taxes (benefit)...........................    (0.6)          5.8           1.3           4.7
                                                    -----         -----         -----         -----
Net income (loss) from continuing operations.....    (0.9)%         8.6%          2.0%          7.0%
                                                    =====         =====         =====         =====

The following table sets forth the Company's revenue by geographic distribution:

                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       JUNE 30,              JUNE 30,
                                                  -------------------   -------------------
                                                    2000       1999       2000       1999
                                                  --------   --------   --------   --------
Business Improvement Programs
United States...................................  $ 6,916    $ 8,834    $16,011    $19,266
Europe..........................................    6,561      5,287     12,446      8,153
Asia/Pacific....................................    1,539      1,631      2,834      3,043
                                                  -------    -------    -------    -------
Total Revenue...................................  $15,016    $15,752    $31,291    $30,462
                                                  =======    =======    =======    =======

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

REVENUE--Revenue decreased $0.7 million or 4.7% in the second quarter of 2000 when compared to the second quarter of 1999. The primary reason for the decrease was revenue from incentive fee contracts decreased $3.2 million, which was offset by an increase in fixed fee contracts of $2.5 million. Fixed fee and incentive fee contracts accounted for 99.3% and 0.7% of revenue, respectively for the second quarter of 2000 and 78.9% and 21.1% of revenue, respectively for the second quarter of 1999.

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Revenue relating to United States region operations decreased 21.7% due to contract completions exceeding contract start-ups. European region revenues increased 24.1% due to revenues associated with a major contract, which began September 1, 1999. Asia/Pacific region revenues decreased 5.6% as revenue from completed contracts exceeded revenues on new contracts.

GROSS PROFIT--Gross profit was 40.8% of revenue in the second quarter of 2000 compared to 43.7% during the second quarter of 1999. The decrease in gross profit can be attributed to a $0.7 million decrease in revenue on virtually the same cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES--Selling, general and administrative expenses increased to $6.4 million from $4.6 million or 39.1%. The increase in selling, general and administrative expenses is due primarily to increased personnel, travel and marketing costs related to the Company's investments in new product offerings and strategic alliances with new business relationships.

DISCONTINUED OPERATIONS--Gain from discontinued operations resulted from a $0.2 million reimbursement of legal fees in connection with prior litigation.

OTHER--The Company's effective tax rate was 40% for both the second quarter of 2000 and 1999.

RESULTS OF OPERATIONS--Net loss from continuing operations in the second quarter of 2000 was $0.1 million, or $(.03) per diluted share ($(.03) per basic share) compared to net income of $1.4 million, or $.28 per diluted share ($.28 per basic share), in the second quarter of 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

REVENUE--Revenue increased 2.7% in the first half of 2000 compared to the first half of 1999. The increase relates to a 21.0% increase in fixed fee revenue offset by a 95.9% decrease in incentive fee revenue. Fixed fee and incentive fee revenue represented 99.3% and 0.6%, respectively, of revenue in the first half of 2000 and 84.3% and 15.7% of revenue, respectively, in the first half of 1999.

The United States region revenue decreased 16.9% as contract completions exceeded new contract start-ups. European region revenue increased 52.7% due to revenues associated with a major contract, which began September 1, 1999. Asia/Pacific region revenue decreased 6.9% due to a decrease in contracts.

GROSS PROFIT--Gross profit was 43.1% of revenue in the first half of 2000 compared to 41.8% of revenue in the first half of 1999. The improvement in gross profit is due to a $0.8 million increase in revenue while maintaining relatively the same level of cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE--Selling, general and administrative expense increased to $12.6 million from $9.2 million or 36.9%. The increase is attributable to higher personnel, travel and marketing costs associated with the Company's investments in new product offerings and strategic alliances. In addition, the Company recognized, during the first half of 2000, a $0.6 million bad debt write-off due to an adverse ruling relating to an arbitration proceeding with Overhead Door Corporation. (See Note 6 to the Consolidated Financial Statements.)

DISCONTINUED OPERATIONS--Gain from discontinued operations resulted from a $0.2 million reimbursement of legal fees in connection with prior litigation.

OTHER--The Company's effective tax rate was 40% in the first half of 2000 and the first half of 1999.

RESULTS OF OPERATIONS--Net income from continuing operations in the first half of 2000 was $0.6 million, or $.13 per diluted share ($.13 per basic share), compared to net income of $2.1 million, or $.43 per diluted share ($.43 per basic share) in the first half of 1999.

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $2.8 million in the first half of 2000 compared to a $3.2 million increase in the first half of 1999. The major components of these changes are discussed below:

CASH FLOWS USED IN OPERATING ACTIVITIES--Operating activities used cash of $0.3 million in the first half of 2000 compared to cash provided by operations of $4.9 million in the first half of 1999. This decrease is attributable to decreased levels of accounts payable and other accrued liabilities.

CASH FLOWS USED IN INVESTING ACTIVITIES--Cash flows used in investing activities totaled $1.3 million in the first half of 2000 and were attributable to computer software and office and miscellaneous equipment. Capital expenditures for the comparable period of the prior year were primarily for the purchase of office and miscellaneous equipment.

CASH FLOWS USED IN FINANCING ACTIVITIES--Cash flows used in financing activities were $0.7 million compared to $1.2 million when comparing the first half of 2000 to the first half of 1999. The primary reason for the use of cash was the purchase of treasury stock.

In January and October of 1999, the Company announced two stock repurchase plans for up to 250,000 and 500,000 shares, respectively. During 1999, the Company purchased 289,150 shares at an average price of $8.38 per share. Through August 10, 2000, the Company had purchased 208,800 additional shares at an average price of $10.24 per share.

In August of 2000, the Company announced an additional stock repurchase plan of up to 750,000 shares.

The Company maintains a $15 million revolving credit agreement with Comerica Bank. The agreement is in place to provide funding for potential future operating cash requirements or business expansion purposes. Loans under this agreement bear interest at the prime rate or other similar interest options. At June 30, 2000 the Company had approximately $1.2 million outstanding on this agreement. The Company utilized the credit line during the first half of 2000 to meet working capital requirements when transferring funds between subsidiaries was not efficient.

The Company also has a $1 million credit facility for the purchase of computer equipment. The Company made draws of $0.9 million on this facility during 1997 to purchase computer equipment. Loans under this facility bear interest at 7.25%. At June 30, 2000 the Company had approximately $0.1 million outstanding on this credit facility.

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

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
While the Company believes that its strategic plan is on target and its business outlook remains strong, several important factors have been identified, which could cause actual results to differ materially from those predicted, included by way of example:

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

                               THOMAS GROUP, INC.

PART II--OTHER INFORMATION

Item 6--Exhibits and Reports on Form 8-K

    (a) Exhibits:

       27 Financial Data Schedule

    (b) Reports on Form 8-K for the Quarter Ending June 30, 2000:

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

Date              August 14, 2000                              /s/ J. THOMAS WILLIAMS
          -------------------------------        --------------------------------------------------
                                                                 J. Thomas Williams
                                                       President and Chief Executive Officer

Date              August 14, 2000                             /s/ LELAND L. GRUBB, JR.
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