Form 10-Q
period 2000-09-30
THOMAS GROUP INC
filed 2000-11-13
CIK 900017

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

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

    As of November 9, 2000 the following number of shares of the registrant's stock were outstanding:

Common stock................................................  4,476,491
Class B common stock........................................      3,970
                                                              ---------
  Total.....................................................  4,480,461
                                                              =========

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               THOMAS GROUP, INC.

                                                              PAGE NO.
PART I--FINANCIAL INFORMATION

Item 1--Financial Statements (unaudited)
    Consolidated Balance Sheets, September 30, 2000 and
     December 31, 1999......................................      3
    Consolidated Statements of Operations for the Three and
     Nine Months Ended September 30, 2000 and 1999..........      4
    Consolidated Statements of Cash Flows for the Nine
     Months Ended September 30, 2000 and 1999...............      5
    Notes to Consolidated Financial Statements..............      6
Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................      9

PART II--OTHER INFORMATION

Item 6--Exhibits and Reports on Form 8-K....................     13

ITEM I--FINANCIAL STATEMENTS

                               THOMAS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                          ASSETS
Current Assets
  Cash and cash equivalents.................................    $  6,087        $  9,698
  Trade accounts receivable, net of allowances of $14 and
    $546 in 2000 and 1999, respectively.....................      10,578          11,481
  Unbilled receivables......................................         766             200
  Deferred tax asset........................................       3,252           3,252
  Other assets..............................................       2,900           1,317
                                                                --------        --------
    Total Current Assets....................................      23,583          25,948
                                                                --------        --------
Property and equipment, net.................................       2,876           2,430
Deferred tax asset..........................................       1,401           1,401
Other assets................................................       3,233           3,086
                                                                --------        --------
                                                                $ 31,093        $ 32,865
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued liabilities..................    $  3,479        $  4,679
  Income taxes payable......................................       1,042           1,014
  Advance payments..........................................          --              74
  Current maturities of long-term obligations...............         585             822
                                                                --------        --------
    Total Current Liabilities...............................       5,106           6,589
Long-term obligations.......................................       3,723           3,422
                                                                --------        --------
    Total Liabilities.......................................       8,829          10,011
                                                                --------        --------
Commitments and Contingencies

Stockholders' Equity
  Common stock, $.01 par value; 25,000,000 shares
    authorized; 6,655,362 and 6,603,064 shares issued and
    4,520,563 and 4,755,065 shares outstanding in 2000 and
    1999, respectively......................................          66              66
  Class B common stock, $.01 par value; 1,200,000 shares
    authorized; 3,970 shares issued and outstanding in 2000
    and 1999, respectively..................................          --              --
  Additional paid-in capital................................      24,389          23,658
  Retained earnings.........................................      19,521          17,468
  Accumulated other comprehensive loss......................      (1,826)         (1,182)
  Treasury stock, 2,134,799 and 1,847,999 shares in 2000 and
    1999, respectively......................................     (19,886)        (17,156)
                                                                --------        --------
    Total Stockholders' Equity..............................      22,264          22,854
                                                                --------        --------
                                                                $ 31,093        $ 32,865
                                                                ========        ========

          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                    ---------------------   ---------------------
                                                      2000        1999        2000        1999
                                                    ---------   ---------   ---------   ---------
Revenue...........................................  $  17,601   $  14,774   $  48,892   $  45,236
Cost of sales.....................................      9,247       7,971      27,042      25,705
                                                    ---------   ---------   ---------   ---------
Gross profit......................................      8,354       6,803      21,850      19,531
Selling, general and administrative...............      6,268       4,600      18,831      13,817
                                                    ---------   ---------   ---------   ---------
Operating income..................................      2,086       2,203       3,019       5,714
Interest income, net..............................         41          73         154         139
                                                    ---------   ---------   ---------   ---------
Income from continuing operations before income
  taxes...........................................      2,127       2,276       3,173       5,853
Income taxes......................................        851         831       1,269       2,260
                                                    ---------   ---------   ---------   ---------
Income from continuing operations.................      1,276       1,445       1,904       3,593
Discontinued Operations:
Gain from discontinued operations, net of income
  tax of $100.....................................         --          --         149          --
Loss on disposal, net of income tax benefit of
  $1,428 in 1999..................................         --      (2,015)         --      (2,015)
                                                    ---------   ---------   ---------   ---------
Net income (loss).................................  $   1,276   $    (570)  $   2,053   $   1,578
                                                    =========   =========   =========   =========
Earnings (loss) per common share:
Basic:
Income from continuing operations.................  $     .28   $     .30   $     .41   $     .73
Gain (loss) from discontinued operations..........         --        (.42)        .03        (.41)
                                                    ---------   ---------   ---------   ---------
Net Income (loss).................................  $     .28   $    (.12)  $     .44   $     .32
                                                    =========   =========   =========   =========
Diluted:
Income from continuing operations.................  $     .28   $     .29   $     .40   $     .73
Gain (loss) from discontinued operations..........         --        (.41)        .03        (.41)
                                                    ---------   ---------   ---------   ---------
Net Income (loss).................................  $     .28   $    (.12)  $     .43   $     .32
                                                    =========   =========   =========   =========
Weighted average shares:
Basic.............................................  4,581,680   4,829,770   4,669,166   4,892,438
Diluted...........................................  4,587,611   4,899,419   4,727,785   4,952,982

          See accompanying notes to consolidated financial statements

                               THOMAS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash Flows From Operating Activities:
Net income from continuing operations.......................  $ 1,904    $ 3,593
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................      997        920
  Amortization..............................................      251        267
  Allowance for doubtful accounts...........................     (532)        --
  Deferred taxes............................................       --        860
  Amortization of stock option grants.......................      218        218
  Other.....................................................     (620)        (3)
  Change in operating assets and liabilities:
    (Increase) decrease in trade accounts receivable........    1,273        (85)
    (Increase) decrease in income tax receivable............       --       (539)
    (Increase) decrease in unbilled receivables.............     (554)       668
    (Increase) decrease in other assets.....................   (1,844)       816
    Increase (decrease) in accounts payable and accrued
      liabilities...........................................   (2,475)    (1,009)
    Increase (decrease) in advance payments.................      (48)      (532)
    Increase (decrease) in income taxes payable.............      (88)       609
                                                              -------    -------
Net Cash Provided by (Used In) Operating Activities.........   (1,518)     5,783
Cash Flows From Investing Activities:
Capital expenditures........................................   (1,392)      (362)
                                                              -------    -------
Net Cash Used In Investing Activities.......................   (1,392)      (362)
Cash Flows From Financing Activities:
Purchase of treasury stock..................................   (2,730)    (1,768)
Proceeds from exercise of stock options.....................      388        315
Payment of other long-term obligations......................     (187)       (58)
Net Advances--line of credit................................    1,311         --
                                                              -------    -------
Net Cash Used In Financing Activities.......................   (1,218)    (1,511)

Effect of Exchange Rate Changes on Cash.....................      268       (145)
                                                              -------    -------
Net Cash Provided by (Used In) Continuing Operations........   (3,860)     3,765
                                                              -------    -------

Discontinued Operations:
Net Cash Provided by Operating Activities...................      249         --
                                                              -------    -------

Net increase (decrease) in cash and cash equivalents........   (3,611)     3,765
Cash and Cash Equivalents:
Beginning of period.........................................    9,698      6,376
                                                              -------    -------
End of period...............................................  $ 6,087    $10,141
                                                              =======    =======

          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

    1. The unaudited consolidated financial statements of Thomas Group, Inc. (the "Company") include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1999 Annual Report to Stockholders. The results of operations for the three and nine months periods ended September 30, 2000 are not necessarily indicative of the results of operations for the entire year ending December 31, 2000.

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

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
                                                                 IN THOUSANDS, EXCEPT PER SHARE DATA
NUMERATOR:
  Net income................................................   $1,276     $ (570)    $2,053     $1,578
                                                               ======     ======     ======     ======
DENOMINATOR:
  Weighted Average Shares Outstanding:
    Basic...................................................    4,582      4,830      4,669      4,892
    Effect of Dilutive Securities:
    Common Stock Options....................................        6         69         59         61
                                                               ------     ------     ------     ------
    Diluted.................................................    4,588      4,899      4,728      4,953
                                                               ======     ======     ======     ======
EARNINGS (LOSS) PER SHARE:
  Basic.....................................................   $  .28     $ (.12)    $  .44     $  .32
  Diluted...................................................   $  .28     $ (.12)    $  .43     $  .32

    3. SIGNIFICANT CLIENTS--The Company recorded revenues from one client of $4.7 million and $12.4 million or 26.8% and 25.5% of revenue for the three and nine months ended September 30, 2000, respectively. Revenue for the same client totaled $2.6 million and $5.4 million or 17.7% and 11.9% of revenue for the three and nine months ended September 30, 1999.

    Revenues from a second client totaled $2.8 million and $9.8 million or 15.7% and 20.1% of revenue for the three and nine months ended September 30, 2000, respectively. Revenue for the same client totaled $4.7 million and $14.4 million or 31.9% and 31.9% of revenue for the three and nine months ended September 30, 1999, respectively.

    Revenues from a third client totaled $2.5 million and $7.0 million or 14.2% and 14.3% of revenue for the three and nine months ended September 30, 2000, respectively.

    There were no other clients from whom revenue exceeded 10% of total revenue in the three and nine months periods ended September 30, 2000 and 1999, respectively.

                               THOMAS GROUP, INC.

                                  (UNAUDITED)

    4. COMPREHENSIVE INCOME--Comprehensive income includes all changes in equity (foreign currency translation) except those resulting from investments by owners and distributions to owners.

                                                          THREE MONTHS           NINE MONTHS
                                                              ENDED                 ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
                                                                IN THOUSANDS OF DOLLARS
Net income (loss)....................................   $1,276     $(570)     $2,053     $1,578
Other comprehensive income (loss)....................     (383)      184        (644)      (307)
                                                        ------     -----      ------     ------
Comprehensive income (loss)..........................   $  893     $(386)     $1,409     $1,271
                                                        ======     =====      ======     ======

    5. REVOLVING CREDIT AGREEMENT--The Company maintains a $15 million revolving credit agreement with Comerica Bank. The agreement is in place to provide funding for potential future operating cash requirements or business expansion purposes. Loans under this agreement bear interest at the prime rate or other similar interest options. At September 30, 2000 the Company had approximately $1.5 million outstanding on this agreement. The Company utilized the credit line during the first nine months of 2000 to meet working capital requirements when transferring funds between subsidiaries was not efficient.

    6. LITIGATION--The Company is subject to various claims and other legal matters in the course of conducting its business. The Company believes that such claims and other legal matters will not have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows.

    The Company was party to an arbitration proceeding with the former Chairman and CEO of the Company. On June 6, 2000 the arbitration panel ruled that the former executive had received all benefits due under a written employment agreement and was due no additional compensation. The panel also awarded to the Company a significant portion of the attorneys' fees incurred by the Company in the arbitration proceeding, and has reaffirmed that ruling.

    The Company is party to a legal action styled Philip R. Thomas and Wayne Heirtzler Thomas v. Thomas Group, Inc., before the U.S. District Court, Middle District of Louisiana, consolidated with another action styled Thomas Group of Louisiana, Inc. v. Philip R. Thomas and Wayne Heirtzler Thomas. Mr. and Mrs. Thomas sought to "enforce leases" and seized, under a writ of sequestration, movable assets at the Company's CEO Center in Louisiana. The second suit was filed against Mr. and Mrs. Thomas by a subsidiary of the Company, seeking to dissolve the writ of sequestration and asserting a claim for damages. Following a hearing on the motions to dissolve the writ of sequestration, the court lifted the sequestration order. The Company amended its complaint to seek a declaratory judgment from the Federal Court that the Company is not in default under any of the leases relating to the Louisiana property. By virtue of the arbitration panel ruling (in the paragraph immediately above), the leasehold improvements at the Company's CEO Center were conveyed to Mr. Thomas on July 2, 2000. Following the panel's ruling, the parties and Mr. Thomas' counsel have orally indicated to the Federal Magistrate that the lease-related claims in the Federal Court litigation will not be pursued, having been effectively mooted. There is a related proceeding pending in Louisiana State Court entitled Philip R. Thomas and Wayne Heirtzler Thomas v. Thomas Group, Inc. et al. which involves alleged claims relating to these same leases. No action has been taken by the Thomases in that litigation, since the arbitration ruling. The Company maintains its claim for attorneys' fees in the Federal Court litigation.

                               THOMAS GROUP, INC.

                                  (UNAUDITED)

    7.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Interest paid...............................................    $101       $120
Taxes paid..................................................    $696       $803

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

The following table sets forth the percentages which items in the statement of operations bear to revenue:

                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                               SEPTEMBER 30,               SEPTEMBER 30,
                                           ----------------------      ----------------------
                                             2000          1999          2000          1999
                                           --------      --------      --------      --------
Revenue..................................    100.0%        100.0%        100.0%        100.0%
Cost of sales............................     52.5          54.0          55.3          56.8
                                            ------        ------        ------        ------
Gross profit.............................     47.5          46.0          44.7          43.2
Selling, general and administrative......     35.6          31.1          38.5          30.5
                                            ------        ------        ------        ------
Operating income.........................     11.9          14.9           6.2          12.7
Interest income, net.....................      0.2           0.5           0.3           0.3
                                            ------        ------        ------        ------
Income from continuing operations before
  income taxes...........................     12.1          15.4           6.5          13.0
Income taxes.............................      4.8           5.6           2.6           5.0
                                            ------        ------        ------        ------
Net income from continuing operations....      7.3%          9.8%          3.9%          8.0%
                                            ======        ======        ======        ======

The following table sets forth the Company's revenue by geographic distribution:

                                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                  -------------------   -------------------
                                                    2000       1999       2000       1999
                                                  --------   --------   --------   --------
Business Improvement Programs
United States...................................  $ 7,318    $ 9,411    $23,329    $28,677
Europe..........................................    7,618      3,877     20,064     12,030
Asia/Pacific....................................    2,665      1,486      5,499      4,529
                                                  -------    -------    -------    -------
Total Revenue...................................  $17,601    $14,774    $48,892    $45,236
                                                  =======    =======    =======    =======

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER
  30, 1999

REVENUE--Revenue increased $2.8 million or 19.0% in the third quarter of 2000 when compared to the third quarter of 1999.

Revenue relating to United States region operations decreased 22.2% due to contract completions exceeding contract start-ups. European region revenues increased 96.5% due to revenues associated with a major contract, which began September 1, 1999. Asia/Pacific region revenues increased 79.3% as revenue from new contracts exceeded revenues on completed contracts from 1999.

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Fixed fee and incentive fee contracts accounted for 88.4% and 11.6% of revenue, respectively, for the third quarter of 2000 and 95.7% and 4.2% of revenue, respectively, for the third quarter of 1999.

GROSS PROFIT--Gross profit was 47.5% of revenue in the third quarter of 2000 compared to 46.0% during the third quarter of 1999. The improvement in gross profit relates to improved productivity on increased sales. The Company was able to improve margins while incurring an absolute increase of $1.3 million in cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES--Selling, general and administrative expenses increased to $6.3 million or 35.6% of revenue from $4.6 million or 31.1% of revenue. The increase in selling, general and administrative expenses is due primarily to increased personnel and professional fees related to the Company's investments in new product offerings and strategic alliances with new business relationships.

DISCONTINUED OPERATIONS--Settlement of a lawsuit related to the disposition of the Company's former Information Technologies business segment resulted in revision to the estimated loss on disposal of $2.0 million in the third quarter of 1999.

OTHER--The Company's effective tax rate was 40% and 37% for the third quarter of 2000 and 1999, respectively.

RESULTS OF OPERATIONS--Net income from continuing operations in the third quarter of 2000 was $1.3 million, or $.28 per diluted share ($.28 per basic share) compared to net income from continuing operations of $1.4 million, or $.29 per diluted share ($.30 per basic share), in the third quarter of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
  1999

REVENUE--Revenue increased $3.7 million or 8.1% in 2000 compared to 1999.

The United States region revenue decreased 18.6% as contract completions exceeded new contract start-ups. European region revenue increased 66.8% due to revenues associated with a major contract, which began September 1, 1999. Asia/Pacific region revenue increased 21.4% as revenue on new contracts exceeded revenues on completed contracts from 1999.

Fixed fee and incentive fee revenue represented 95.4% and 4.6%, respectively, of revenue in 2000 and 88.0% and 11.9% of revenue, respectively, in 1999.

GROSS PROFIT--Gross profit was 44.7% of revenue in 2000 compared to 43.2% of revenue in 1999. The improvement in gross profit is attributable to improved productivity on increased sales. The Company was able to improve margins while incurring an absolute increase of $1.3 million in cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE--Selling, general and administrative expense increased to $18.8 million or 38.5% of revenue from $13.8 million or 30.5% of revenue. The increase is attributable to higher personnel, travel and marketing costs associated with the Company's investments in new product offerings and strategic alliances. In addition, the Company recognized a $0.6 million bad debt write-off due to an adverse ruling relating to an arbitration proceeding with a former client.

DISCONTINUED OPERATIONS--Gain from discontinued operations resulted from a $0.2 million reimbursement of legal fees in connection with prior litigation. Settlement of a lawsuit related to the disposition of the Company's former Information Technologies business segment resulted in revision to the estimated loss on disposal of $2.0 million in the third quarter of 1999.

OTHER--The Company's effective tax rate was 40% in 2000 and 39% in 1999.

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RESULTS OF OPERATIONS--Net income from continuing operations in 2000 was $1.9 million, or $.40 per diluted share ($.41 per basic share), compared to net income from continuing operations of $3.6 million, or $.73 per diluted share ($.73 per basic share) in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $3.6 million in the first nine months of 2000 compared to a $3.8 million increase in the first nine months of 1999. The major components of these changes are discussed below:

CASH FLOWS FROM OPERATING ACTIVITIES--Operating activities used cash of $1.5 million in the first nine months of 2000 compared to cash provided by operations of $5.8 million in the first nine months of 1999. This decrease is attributable to decreased levels of accounts payable and an increase in other assets relating to the purchase of a re-saleable software license from a strategic partner.

CASH FLOWS FROM INVESTING ACTIVITIES--Cash flows used in investing activities totaled $1.4 million in the first nine months of 2000 and were attributable to purchases of computer software and office and miscellaneous equipment. Capital expenditures for the comparable period of the prior year were $0.4 million and were primarily for the purchase of office and miscellaneous equipment.

CASH FLOWS FROM FINANCING ACTIVITIES--Cash flows used in financing activities were $1.2 million compared to $1.5 million when comparing the first nine months of 2000 to the first nine months of 1999. The primary reason for the use of cash was the purchase of treasury stock, which was partially offset by net advances on the line of credit totaling $1.3 million during the first nine months of 2000.

In January and October of 1999, the Company announced two stock repurchase plans for up to 250,000 and 500,000 shares, respectively. During 1999, the Company purchased 289,150 shares at an average price of $8.38 per share. Through November 9, 2000, the Company had purchased 335,900 additional shares at an average price of $9.11 per share.

In August of 2000, the Company announced an additional stock repurchase plan of up to 750,000 shares.

The Company maintains a $15 million revolving credit agreement with Comerica Bank. The agreement is in place to provide funding for potential future operating cash requirements or business expansion purposes. Loans under this agreement bear interest at the prime rate or other similar interest options. At September 30, 2000 the Company had approximately $1.5 million outstanding on this agreement. The Company utilized the credit line during the first nine months of 2000 to meet working capital requirements when transferring funds between subsidiaries was not efficient.

The Company also has a $1 million credit facility for the purchase of computer equipment. The Company made draws of $0.9 million on this facility during 1997 to purchase computer equipment. Loans under this facility bear interest at 7.25%. At September 30, 2000 the Company had approximately $10,000 outstanding on this credit facility.

FINANCIAL CONDITION

The Company believes that its financial condition remains strong and that it has the financial resources necessary to meet its needs. Cash provided by operating activities and the Company's credit facility should be sufficient to meet short and long-term operational needs.

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT:

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

                               THOMAS GROUP, INC.

PART II--OTHER INFORMATION

Item 6--Exhibits and Reports on Form 8-K

    (a) Exhibits:

       27 Financial Data Schedule

    (b) Reports on Form 8-K for the Quarter Ending September 30, 2000:

DATE OF EVENT     SUBJECT
-------------     -------
October 23, 2000  Thomas Group, Inc. Third Quarter Earnings Release

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

Date             November 13, 2000                             /s/ J. THOMAS WILLIAMS
          -------------------------------        --------------------------------------------------
                                                                 J. Thomas Williams
                                                       President and Chief Executive Officer

Date             November 13, 2000                            /s/ LELAND L. GRUBB, JR.
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