Form 10-K405
period 2000-12-31
THOMAS GROUP INC
filed 2001-04-02
CIK 900017

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED] FOR THE YEAR ENDED DECEMBER 31, 2000.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM ______ TO
    ______.

                          Commission file number 0-22010

                            ------------------------

                               THOMAS GROUP, INC.

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                           72-0843540
(State or other jurisdiction of incorporation            (I.R.S. Employer Identification No.)
               or organization)

        5221 NORTH O'CONNOR BOULEVARD,                                75039-3714
           SUITE 500, IRVING, TEXAS                                   (Zip Code)
   (Address of principal executive offices)

               (972) 869-3400
(Registrant's telephone number, including area
                    code)

Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
- ----------------------------------------------      ----------------------------------------------
    Common stock, par value $.01 per share                            NASDAQ-NMS

Securities registered pursuant to Section 12(g) of the Act: Rights to purchase common stock

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 8, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $13,395,861, based on the NASDAQ-NMS closing price.

    As of March 8, 2001, the following number of shares of the registrant's stock were outstanding:

Common stock........  4,174,063
Class B common
stock...............      3,970
                      ---------
Total...............  4,178,033
                      =========

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                  PAGE
                                                                                --------
PART I

  Item 1.         Business....................................................      1
  Item 2.         Properties..................................................      8
  Item 3.         Legal Proceedings...........................................      8
  Item 4.         Submission of Matters to a Vote of Security Holders.........      9

PART II

  Item 5          Market for Registrant's Common Equity and Related
                    Stockholder Matters.......................................      9
  Item 6          Selected Financial Data.....................................     10
  Item 7          Management's Discussion and Analysis of Financial Condition
                    and Results Of Operations.................................     11
  Item 7a         Quantitative and Qualitative Disclosure About Market Risk...     18
  Item 8          Financial Statements and Supplementary Data.................     18
  Item 9          Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure..................................     18

PART III

  Item 10         Directors and Executive Officers of the Company.............     19
  Item 11         Executive Compensation......................................     21
  Item 12         Security Ownership of Certain Beneficial Owners and
                    Management................................................     25
  Item 13         Certain Relationships and Related Transactions..............     26

PART IV

Item 14           Exhibits, Financial Statement Schedules, and Reports on Form
                    8-K.......................................................     27
                  Signatures..................................................     29

Index to Consolidated Financial Statements....................................    F-1

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    The Company, established in 1978, is an international, professional services firm focusing on improving operations, competitiveness and financial performance of major corporate clients through process improvement and strategically aligning operations with technology. Recognized as a leading specialist in operations consulting, the Company creates and implements custom improvement strategies for sustained performance improvement. The Company's clients are typically large companies, many of whom are included in the Fortune or Global 1000.

    The Company's products are based on three fundamental principles: a metrics-driven process, attaining and sustaining significant results for clients and program implementation by consultants with senior management experience in industry.

    Since 1978, the Company has been developing and improving the methodology for achieving operational excellence based on the use of time as a fundamental driver of change. This cycle time methodology continues to contribute to the measurable improvement of hundreds of companies.

    During the Company's first ten years, it originated many of the fast-process methods that transform the processes, procedures and people within clients' organization to create smooth, efficient, seamless operations. These methods quickly became standard operations for the electronics and semiconductor industries. Soon afterwards, they were being applied to general manufacturing, heavy industry and product inventory. In the late 1980s, in response to numerous client requests, the Company applied the fast-process tools and methods to non-manufacturing processes such as product development, sales, marketing and the strategic alignment of resources. The application of fast-process tools across the entire enterprise led to major process and productivity gains in "white collar" areas that had been ignored for years in the manufacturing plant, again delivering dramatic gains for its clients. In the last few years, the Company has developed alliances with several strategy and information technology providers in order to deliver added value for clients--operations management that is closely aligned with a client's strategy and technology and accelerated financial results based on performance improvement.

PROCESS IMPROVEMENT--TOTAL CYCLE TIME

    The Company's traditional core competency, TOTAL CYCLE TIME (TCT), centers on reducing cycle times and increasing first pass yield (quality), therefore improving overall productivity. Using the Company's methods, business process cycle times--the time from the beginning to the end of any business activity--can normally be reduced by up to 50 percent, whether the process is engineering, manufacturing or sales.

    For example, in a manufacturing setting, it might take 30 days from the time an order is received until the order is shipped. The Company first determines the theoretical time of that process--if everything worked perfectly for producing just one part. Based on the Company's best practices, a multiplier is used to move from theoretical to "entitlement"--how fast the process should run with current resources. The Company's Resultants then work with client management to reduce the current rate to the entitlement by mapping the process, eliminating unnecessary steps, and removing process and cultural barriers.

    The key to TCT'S success is the Resultants ability to identify the right metrics to drive the business and the critical processes of the business. Many companies only look at RESULTS MEASURES, such as return on net assets. The problem with results measures is that by the time their value is known, it is too late in the process to employ corrective measures. However, when predictive DRIVER MEASURES such as cycle time and first pass yield are used, clients can determine the trajectory of their business and make adjustments as needed.

    The Company uses a "cockpit chart" approach to capture the key measurements for a business and to ensure that the focus is on the appropriate processes that will drive results. Cockpit charts contain a balanced combination of results and driver measurements. In addition, the top-level measurements are hierarchical and represent the roll-up of the key processes.

    TCT remains a core product of Thomas Group today. However, in recent years, the pace of implementation has accelerated. Historically, it was not unusual for a Thomas Group TCT program to precede the installation of an Enterprise Resource Planning system by 12 to 18 months. Now, clients are demanding that process and technology be delivered simultaneously. Therefore, the Company has partnered with a number of leading technology companies to offer simultaneous delivery of process improvement and technology.

BUILDING FOR THE FUTURE

    For years, the Resultants of the Company have been recognized world-wide for making business processes faster and more responsive on the physical side of demand. In recent years, the Company has begun to build on its core competencies to broaden its ability to meet the business needs of the future. In order to add capabilities to its core, TCT offering, the Company has now partnered with strategy and information technology providers. These partnerships help the Company bridge the gap for clients by aligning operations improvement, the traditional benefit of TCT programs, with strategy and technology, two other linchpins of successful businesses.

    To lead the Company through the competitive demands of an ever-changing global marketplace and ensure that the Company is positioned to respond to those changes, the Company announced the hiring of John R. Hamann as President and Chief Executive Officer, and as a Director, effective January 13, 2001.
Mr. Hamann brings a proven track record of performance in a variety of settings, having worked for large companies as well as high-tech startups. Mr. Hamann brings a wealth of solid experience as a manager, with a strong combination of operations, marketing and general management experience.

OPUS

    One of the areas where the Company's TCT process improvement programs have always been especially effective is with inventory reduction and control. When cycle time is reduced, the amount of assets required in the system is also reduced--with inventory being a prime target asset.

    To further extend TCT'S ability to drive inventory level reductions, while simultaneously improving customer service levels, the Company recently announced the formalization of a strategic alliance with EXECuLINK. This alliance gives Thomas Group the exclusive rights to market EXECuLINK's OPUS methodology and software tools in the United States. OPUS is a state-of-the-art, software-based, inventory optimization methodology supported by unique software tools.

    OPUS has already proven successful for many international companies based in Europe and Africa. In over 100 installations, client companies have typically seen a 10 percent increase in product availability, along with a 20-50 percent reduction of inventory. Thus, clients using OPUS experience customer satisfaction increases because product availability improves and the client's financial performance improves because less cash is tied up in inventory and in warehouse space. Client revenues also increase because product availability is improved. Therefore, the addition of OPUS to the Company's TCT product offering both extends the value of its core TCT product, and opens the Company to significant new market opportunities.

OPTTMIZE(SM)

    The Company's Web-enabled Time-To-Market offering, called OPTTMIZE, combines Thomas Group's proven time-to-market methodology with the latest developments in constraint-based software technology and internet connectivity. OPTTMIZE allows clients to further improve their new product development process by dramatically increasing the velocity with which new ideas get turned into revenue and profits. OPTTMIZE reduces time-to-market costs, aids collaboration across the supply chain and helps client company management gain control of the company's strategic future. For example, using OPTTMIZE, a client's senior management can quickly assess and value the potential return on investment of each product or project under development and promptly allocate assets to accelerate the time-to-market of the highest-return activities. OPTTMIZE provides the transparency, focus and clarity business leaders need to respond to rapidly changing markets, manage the development process and make optimal use of resources, all while driving top-line revenue growth.

BALANCED SCORECARD

    Balanced Scorecard is a strategy creation tool developed by Drs. Kaplan and Norton at Harvard nearly ten years ago. As implementers of the Balanced Scorecard, the Company helps clients focus on the processes that have the strongest cause-and-effect relationship on strategic goals, effectively linking operational objectives, initiatives and measurements to the client's overall strategy. In other words, Balanced Scorecard provides a framework for linking the client's strategy to its ongoing operations management by combining Balanced Scorecard methodologies with the Company's core TCT product. The Company now provides its clients STRATEGY-FOCUSED EXECUTION-TM-, a new addition to the Company's traditional operations consulting capability. STRATEGY FOCUSED EXECUTION-TM- ensures focus and linkage between a client's strategic goals and its process improvement activities, to permit accelerated achievement of the client's strategic objectives with peak operating effectiveness and efficiency.

SUMMARY

    Over the years, the Company has become the world leader in implementing process improvement strategies that make companies faster, improve their competitiveness and financial performance. This ability to link and align a client organization's strategy, technology, people and processes offers a powerful and unique benefit to client companies faced with integrating their operations, internally and externally, throughout the value chain. The Company's strategic plan is to continually add value to its core TCT product offering and to expand its marketing reach through partnerships with industry leaders.

COMPETITIVE STRATEGY

    The Company's strategy is to maintain and enhance its position in the development and implementation of its TCT methodology. The Company's strategy includes the following key elements, many of which differentiate the Company from traditional providers of consulting services.

    EMPHASIZE RESULTS. The Company may enter into incentive fee contracts, which make a portion of the Company's revenue from a particular program contingent upon certain measurable results. The Company offers incentive fee contracts in cases where the client may doubt the ability of Thomas Group to achieve results, or for clients who prefer to work on a gain-sharing basis. The Company's competitors generally charge fees based on time expended regardless of results. Thus, Thomas Group's willingness to enter into incentive fee contracts demonstrates the Company's confidence that its programs will positively enhance the businesses of its clients and furthermore provides significant competitive differentiation and advantage.

    TARGET LARGE CLIENTS AND MULTIPLE PROGRAM OPPORTUNITIES. The Company has focused its marketing efforts on companies with annual revenues greater than $400 million, preferably where sequential program opportunities exist. The Company believes larger clients provide greater revenue opportunities because such clients are likely to realize greater economic benefit from the Company's services and will be more likely to engage the Company in follow-on programs.

    FOCUS ON RESULTS IMPLEMENTATION AND CONTINUOUS IMPROVEMENT. By applying TCT methodologies throughout the client's complete business or business unit and by working in close cooperation with the client's management, the Company believes it can more effectively drive operational performance improvements and their associated financial benefits. The Company stresses hands-on implementation of process improvements and focuses on implementation of prioritized changes that improve the client's business culture and processes. In addition to implementing change through its TCT methodology, an essential element of a TCT program is "leaving behind" with the client the knowledge and skills needed for the client to continue to sustain continuous improvement. In contrast, traditional consulting firms often provide subject expertise in the form of written assessments or reports that focus on discrete functions or an isolated segment of a business.

    EXPERIENCED PROFESSIONAL STAFF. The Company employs professionals with extensive business management experience--often 20 years or more. Traditional consulting firms often hire recent business school graduates with expertise in a particular subject matter, rather than expertise in business management The use of seasoned professionals significantly improves the ability of the Company to effectively implement its TCT methodologies and creates a significant competitive difference and advantage for the Company.

    PROGRAM FOCUS. The Company focuses primarily on cultural and business process barriers rather than on subject matter barriers and functional units. The Company believes reductions in cultural and business process barriers have a greater impact on improving a client's performance.

CLIENTS

    The Company's clients are typically large, well-established manufacturing, project and service companies, or distinct business units of such companies, in the United States, Europe, and the Asia/ Pacific region. Many of the Company's clients are Fortune or Global 1000 companies. The Company has worked for over 250 clients, including the following:

DOMESTIC CLIENTS:

Acton Burnell                                  Gulfstream Aerospace
Alliant Energy                                 Hillenbrand Industries
American Microsystems                          ITT
BAE Automation                                 MEMC Electronic Materials
Bell Packaging                                 Moore Business Forms
Boston Scientific                              Motorola
Chief Auto Parts                               National Semiconductor
Coleman Outdoor Products                       Olivetti
Cypress Semiconductor                          Osram Sylvania
Cyprus Amax                                    Pinnacle Automation
Delphi Delco Electronics                       Polaroid
Detroit Diesel                                 Rohm and Haas
Dresser Industries                             Skychefs Caterair
DSC Communications                             Signetics
Douglas Aircraft                               Tastemaker
Dover                                          Teledyne
Electronic Data Systems                        Texas Instruments
Federal Aviation Administration (FAA)          W.W. Grainger
General Electric                               Wacker Chemtronic
General Motors

INTERNATIONAL CLIENTS:

ABB (Asea Brown Boveri)                        Lufthansa
Adam Opel AG                                   Philco Tatuapa Radio & Televisao
Bosch Blaupunkt                                Philips N.V.
Clipsal                                        SAAB
Esquel                                         Schindler
Euclid Hitachi                                 SGS Thomson Microelectronics
Gemplus                                        Siemens
Givaudan Roure                                 Tristate
Hilti                                          Vtech
Johnson Electric                               Varitronix

    There can be no assurance that the Company will perform services for any of the companies listed above in the future. In order to maintain and increase its revenues, the Company will need to add new clients or expand existing client relationships to include additional divisions or business units of such clients.

    The Company operates in one industry segment, but conducts its business primarily in three geographic areas: the United States, Europe and Asia/Pacific. Information regarding these areas follows:

                                            UNITED STATES    EUROPE    ASIA/PACIFIC   CORPORATE    TOTAL
                                            -------------   --------   ------------   ---------   --------
                                                               IN THOUSANDS OF DOLLARS
Year ended December 31, 2000:
Revenue...................................     $30,171      $29,040       $8,487       $   --     $67,698
Long-lived assets.........................     $ 2,909      $ 1,071       $   17       $4,924     $ 8,921

Year ended December 31, 1999:
Revenue...................................     $39,933      $18,352       $5,521       $   --     $63,806
Long-lived assets.........................     $ 2,011      $   680       $   51       $4,175     $ 6,917

Year ended December 31, 1998:
Revenue...................................     $48,027      $16,764       $3,570       $    -     $68,361
Long-lived assets.........................     $ 3,420      $   572       $   54       $6,494     $10,540

    In 2000, three clients, Bosch, General Motors and Boston Scientific, accounted for 29%, 16% and 14% of the Company's total revenue, respectively. In 1999, three clients, General Motors, Bosch and Delphi Delco, accounted for 21%, 15% and 12% of the Company's total revenue, respectively. In 1998, one client, General Motors, accounted for 30% of the Company's total revenue.

SALES AND MARKETING

    In addition to direct sales efforts, the Company's services are marketed using several methods, including:

    REFERENCES AND REFERRALS. The Company believes references and referrals from clients and technology partners are its most powerful sales tool. Even without a direct referral, clients are frequently contacted for their evaluation of the Company and its services. In addition, the Company believes each TCT program holds the potential for added revenue by exposing the Company and its programs to other business units, customers and suppliers of each client.

    LECTURES AND PUBLICATIONS. The Company also markets its services through lectures and publications. Five books provide an introduction to the value of implementing TCT. These five books are COMPETITIVENESS THROUGH TOTAL CYCLE TIME, GETTING COMPETITIVE, TIME WARRIOR, QUALITY ALONE IS NOT ENOUGH and SURVIVAL AT NODULEX. In addition, the Company promotes the publication, in periodical and business journals, of articles about time-based management generally and TCT specifically. Company personnel also lecture to chambers of commerce, trade associations and business symposia on the subject of achieving competitiveness through the application of TCT.

CONTRACTUAL ARRANGEMENTS

    The Company performs TCT services for clients pursuant to contracts generally with terms of one to three years, or targeted process improvement programs that could last from three to six months. Clients compensate the Company for its services in the form of fixed fees or a combination of fixed and incentive fees (based on client improvements achieved). The Company's fee structure is based on a client's size, the complexity and geographic deployment of a client's business, the level of improvement opportunity available to a client and certain other factors.

    Fixed fees are recognized proportionately as revenue, over the term of the contract, as performance measures are achieved. Incentive (performance-oriented) revenue is recognized in the period for which performance improvement is being measured and is based on agreed-upon formulas relating to improvements in customer-specific measures. Factors such as a client's commitment to TCT, general business and economic cycles and a client's product position in the marketplace will affect the performance of the Company's clients, thus affecting the Company's revenue from incentive fee compensation. In 2000, 1999, and 1998, approximately 8%, 10% and 21%, respectively, of the Company's revenue was attributable to incentive fees.

    The Company includes in its business under commitment (backlog) signed client contracts with terms generally ranging from 12 to 18 months. Business under commitment was $48 million at December 31, 2000, of which approximately $39 million is expected to be realized within fiscal 2001.

PROFESSIONAL STAFF

    The Company's staff of business professionals who apply TCT methodology are referred to by the Company as "Resultants." For its Resultants work force, the Company employs individuals with significant problem-solving and managerial skills from fields ranging from manufacturing, engineering, logistics, health care, banking and finance. The Company's Resultants typically have 15 to 20 years of business management and specific industry experience. The Company provides computer-based, classroom, textbook and videotape training for all new Resultants. The Company provides its Resultants with the opportunity to share in the Company's success through the Company's stock option and bonus plans.

COMPETITION

    Traditional consulting firms provide services similar in some respects to the services provided by the Company. Providers of such services include A.T. Kearney, Inc., Boston Consulting Group, McKinsey & Co., as well as several small firms that primarily focus on time-based management services. Many of the Company's competitors have greater personnel, financial, technical and marketing resources than the Company, and there can be no assurance the Company will be able to compete successfully with its existing competitors or with any new competitors.

    The Company believes the competitive factors most important to its business are the unique quality of its TCT methodology, the quality and character of its professional staff, its willingness to be compensated on an incentive basis, its reputation for achieving targeted results and its dedication to implementation of programs that deliver results. The Company believes that no significant competitors offer their clients the opportunity to base fees on the results achieved, or emphasize hands-on implementation to the same extent as the Company.

    The Company believes its most significant "competitor" is the propensity for potential clients to "self-medicate" by attempting to implement changes in their businesses themselves, in the belief they will achieve results comparable to those resulting from the Company's services, without the assistance of outside professionals. The Company believes these attempts to self-medicate result in limited success. However, such attempts may substantially lengthen the Company's sales cycle and may therefore limit its business opportunities.

    Because the TCT methodology or related shorter term products are not capable of being patented, there can be no assurance the Company will not be subject to competition from others using substantially similar methodologies. However, the Company believes its base of knowledge, experience and clients provides it with a competitive advantage.

INTELLECTUAL PROPERTY

    The Company has secured federal registration for the service marks "TOTAL CYCLE TIME-REGISTERED TRADEMARK-," "TCT-REGISTERED TRADEMARK-," "5 I'S PROCESS-REGISTERED TRADEMARK-" and "CYCLES OF LEARNING-REGISTERED TRADEMARK-." These registrations expire from August 2002 to January 2003. The Company has filed an application for federal service mark registration for several other marks important to its business. The Company has also made appropriate filings in several

European countries to secure protection of its marks in those countries. The Company considers each of these service marks to be significant to its business.

    The Company's proprietary methodologies have been developed over 20 years at great expense, have required considerable effort on the part of skilled professionals, are not generally known and are considered trade secrets. In some circumstances, the Company grants clients a limited license to make internal use of certain of the Company's proprietary methodologies following completion of a program. The Company maintains its trade secrets in strict confidence and as part of its standard engagement.

    The Company has entered into nondisclosure and noncompete agreements with its current and former employees. There can be no assurance that such agreements will deter any employee of the Company from disclosing confidential information to third parties or from using such information to compete with the Company in the future.

EMPLOYEES

    At March 31, 2001, the Company had a total of 241 employees, consisting of 132 full-time Resultants, 43 part-time Resultants and 66 sales and administrative employees. The Company's employees are not represented by a labor union nor are they subject to any collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES.

    The Company leases approximately 26,000 square feet of office space at its principal executive office under leases that expire in August 2001 and December 2002. The Company also leases space for its offices in Troy, Michigan; Frankfurt, Germany; Singapore and Hong Kong. The Company believes these facilities are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS.

    The Company was party to a legal action styled Philip and Wayne Thomas v. Thomas Group, Inc., before the U.S. District Court, Middle District of Louisiana, consolidated with another action by Thomas Group of Louisiana, Inc. against Mr. and Mrs. Thomas. Mr. and Mrs. Thomas sought to "enforce leases" and seized, under a writ of sequestration, movable assets at the Company's former facility in Louisiana. The court subsequently lifted the sequestration order. Mr. and Mrs. Thomas then filed suit in state court against the Company and others, seeking damages for alleged breach of the leases.

    The Company was party to an arbitration proceeding with Mr. Thomas, the former Chairman and CEO of the Company. The arbitration panel ruled that the former executive had received all benefits due under a written employment agreement and was due no additional compensation.

    All of these matters were settled by mutual consent of all parties by a written Settlement Agreement and Mutual Release dated December 20, 2000. As part of that settlement agreement, all lawsuits with Mr. Thomas and related parties have been, or are to be dismissed, and all actions required by the parties as a result of the arbitration award have been concluded or rendered moot by virtue of the settlement agreement.

    On March 16, 2001, the Company received notice of a claim from Balanced Scorecard Collaborative, Inc. ("BSCol"), to mediate/arbitrate a dispute regarding BSCol's claim for unpaid fees under the parties' March 2000 agreement. The notice letter does not quantify the claim, but the Company anticipates the claim to be for approximately $2.7 million. Failing resolution during mediation, the matter will be resolved by a proceeding before the American Arbitration Association in Dallas, Texas pursuant to an arbitration provision in the parties' agreement. The Company believes BSCol's claim has no merit, and will seek a determination that BSCol is owed nothing further.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR REGISTRANT'S COMMON EQUITY

    The Company's common stock is traded on the NASDAQ National Market System under the symbol TGIS. The stock prices set forth below represent the highest and lowest sales prices per share of the Company's common stock as reported by the NASDAQ National Market System. The prices reported in the following table by the NASDAQ National Market System reflect inter-dealer prices without retail mark-up, mark-down or commissions.

QUARTER ENDED                                                   HIGH       LOW
- -------------                                                 --------   --------
March 31, 1999..............................................   $10.50     $8.63
June 30, 1999...............................................   $ 9.25     $7.06
September 30, 1999..........................................   $ 9.94     $8.25
December 31, 1999...........................................   $11.44     $6.31
March 31, 2000..............................................   $12.25     $8.25
June 30, 2000...............................................   $11.69     $6.25
September 30, 2000..........................................   $ 9.00     $6.25
December 31, 2000...........................................   $ 8.44     $3.50

    There is no established public market for the Company's class B common stock.

HOLDERS OF RECORD

    As of March 8, 2001 there were approximately 131 holders of record of the Company's common stock.

DIVIDENDS

    The Company has not paid cash dividends on its common stock. The Company intends to retain future earnings to provide funds for use in the operation and expansion of the business, and accordingly, does not anticipate paying regular cash dividends on its common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

    The following table sets forth selected historical financial information of the Company. This historical financial information has been derived from the audited financial statements of the Company and, with respect to data for 1997 and 1996, is adjusted for the reclassification of discontinued operations. This information should be read in conjunction with, and is qualified by, the consolidated financial statements and notes thereto included in this and previous Annual Reports on Form 10-K.

                                                        YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------------------
                                        2000         1999         1998         1997         1996
                                     ----------   ----------   ----------   ----------   ----------
                                                    IN THOUSANDS, EXCEPT SHARE DATA
STATEMENT OF OPERATIONS DATA:
Revenue from continuing
  operations.......................  $   67,698   $   63,806   $   68,361   $   69,620   $   65,012
Operating expenses.................      63,357       54,111       68,069       58,625       59,604
                                     ----------   ----------   ----------   ----------   ----------
Operating income...................       4,341        9,695          292       10,995        5,408
Interest income (expense)..........         204          214         (164)         159          252
                                     ----------   ----------   ----------   ----------   ----------
Income from continuing operations
  before income taxes..............       4,545        9,909          128       11,154        5,660
Income tax expense.................       1,818        3,765           37        4,461        2,264
                                     ----------   ----------   ----------   ----------   ----------
Income from continuing
  operations.......................       2,727        6,144           91        6,693        3,396
Discontinued operations:
  Income (loss) from operations,
    net of income tax..............         149           --       (1,092)      (4,267)      (1,571)
  Loss on disposal, net of income
    tax............................          --       (2,330)      (3,341)          --           --
                                     ----------   ----------   ----------   ----------   ----------
Net income (loss)..................  $    2,876   $    3,814   $   (4,342)  $    2,426   $    1,825
                                     ==========   ==========   ==========   ==========   ==========

Earnings (loss) per share:
Basic
  Income from continuing
    operations.....................  $     0.59   $     1.26   $     0.02   $     1.10   $     0.57
  Income (loss) from discontinued
    operations.....................        0.03        (0.48)       (0.84)       (0.70)       (0.26)
                                     ----------   ----------   ----------   ----------   ----------
  Net income (loss)................  $     0.62   $     0.78   $    (0.82)  $     0.40   $     0.31
                                     ==========   ==========   ==========   ==========   ==========
Diluted
  Income from continuing
    operations.....................  $     0.59   $     1.25   $     0.02   $     1.06   $     0.54
  Income (loss) from discontinued
    operations.....................        0.03        (0.47)       (0.82)       (0.68)       (0.25)
                                     ----------   ----------   ----------   ----------   ----------
  Net income (loss)................  $     0.62   $     0.78   $    (0.80)  $     0.38   $     0.29
                                     ==========   ==========   ==========   ==========   ==========
Weighted average shares
  Basic............................   4,601,527    4,862,759    5,304,882    6,097,782    5,963,394
  Diluted..........................   4,633,949    4,917,498    5,433,707    6,327,484    6,309,970

                                                              DECEMBER 31
                                     --------------------------------------------------------------
                                        2000         1999         1998         1997         1996
                                     ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA
Working capital....................  $   15,273   $   19,359   $   13,600   $   20,738   $   15,705
Total assets.......................  $   31,082   $   32,865   $   31,631   $   44,386   $   38,890
Long-term obligations, including
  current maturities...............  $    3,357   $    4,244   $    3,257   $    3,286   $    1,661
Total stockholders' equity.........  $   21,412   $   22,854   $   21,212   $   34,708   $   31,512

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto and the other information included in Item 14(a)(1) and (2) of this Annual Report on Form 10-K.

OVERVIEW

    The Company derives the majority of its revenue from monthly fixed and incentive fees for the implementation of TCT and other business improvement programs. Incentive fees are tied to improvements in a variety of client performance measures typically involving response time, asset utilization and productivity. Due to the Company's use of incentive fee contracts, variations in revenue levels may cause fluctuations in quarterly results. Factors such as a client's commitment to a TCT program, general economic and industry conditions and other issues could affect a client's business performance, thereby affecting the Company's incentive fee revenue and quarterly earnings. Quarterly revenue and earnings of the Company may also be impacted by the size of individual contracts relative to the annual revenues of the Company.

    In addition to its domestic operations, the Company has operations and contracts in its Europe and Asia/Pacific regions. The majority of contracts in these regions have been denominated using the United States dollar. However, some of the Company's contracts are in the local currency of the client; therefore, the Company is exposed to currency fluctuation risks.

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

    The sale of the Thomas Group Information Technologies assets closed on August 31, 1998. No proceeds were received at the time of the transaction, but the agreements included earn-outs that may be earned over the next five years. In exchange, the Company was relieved of the liabilities related to extended service contracts. During 1999 and 2000, the first two years of the agreement, the Company has received no earn-outs.

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

    During the second quarter of 2000, the Company recognized an after tax gain of $0.1 million from discontinued operations as a result of reimbursement of legal fees in connection with prior litigation.

RESTRUCTURING CHARGES

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

    With the 1998 management and organizational changes completed, the Company's focus became future revenue growth. Management is currently implementing several strategies for increasing revenue, including establishing strategic partnerships and leveraging past and current client relationships. In addition, the Company may consider the possible acquisition of other consulting companies as a means of future revenue growth.

    Unless otherwise stated, the discussion that follows pertains to continuing operations only.

                                                                     PERCENTAGE OF REVENUE
                                                                  FOR YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                2000          1999          1998
                                                              --------      --------      --------
Revenue from continuing operations..........................   100.0%        100.0%        100.0%
Cost of sales...............................................    53.8%         55.8%         58.0%
                                                               -----         -----         -----
Gross profit................................................    46.2%         44.2%         42.0%
Selling, general and administrative.........................    39.8%         29.0%         41.6%
                                                               -----         -----         -----
Operating income............................................     6.4%         15.2%          0.4%
Interest income (expense), net..............................     0.3%          0.3%         (0.2)%
                                                               -----         -----         -----
Income from continuing operations before income taxes.......     6.7%         15.5%          0.2%
Income taxes................................................     2.7%          5.9%          0.1%
                                                               -----         -----         -----
Income from continuing operations...........................     4.0%          9.6%          0.1%
                                                               =====         =====         =====

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

REVENUE

    Revenue increased $3.9 million, or 6% to $67.7 million in 2000, from $63.8 million in 1999. Fixed fees were $62.0 million or 92% of revenue in 2000 compared to $57.6 million or 90% in 1999. Incentive fee revenue decreased 8% from $6.2 million in 1999 to $5.7 million in 2000.

    United States revenue decreased $9.7 million or 24% to $30.2 million in 2000 from $39.9 million in 1999. The decrease relates to the completion of two major contracts without replacing the revenue with contracts of a similar magnitude. These contracts provided revenue of $19.9 million in 1999 compared with $8.7 million in 2000.

    Asia/Pacific revenue increased 54% to $8.5 million in 2000 from $5.5 million in 1999. This marks the second consecutive year in which Asia/Pacific revenues have grown at more than 50%. The improvement in revenue is attributable to a full year of revenue on new contracts attained during 1999. In addition, the Company replaced completed contracts with new business during 2000.

    European revenues increased 58% to $29.0 million in 2000 from $18.4 million in 1999. The increase relates to a major contract, which produced revenue of $19.6 million in 2000 compared to $9.3 million in 1999.

GROSS PROFIT

    Gross profit for 2000 increased to $31.2 million and 46% as a percentage of revenue from $28.2 million and 44% in 1999. The improvement in gross profit can be attributed to improved productivity on increased sales. The Company was able to improve margins by increasing revenue $3.9 million while incurring only a $0.9 million increase in cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses increased 45% to $26.9 million in 2000, from $18.5 million in 1999. The increase relates primarily to approximately $4.2 million for personnel, travel, advertising and other professional fees associated with the start-up of the Company's new product offerings and formation of strategic alliances. The Company incurred expenses of $1.3 million related to the CEO change during the fourth quarter of 2000. The Company also incurred bad debt write-offs of $1.1 million primarily due to an adverse ruling related to an arbitration proceeding with a former client. The remaining increase in selling, general and administrative expense relates primarily to increased lease expense to replace the Company's laptop computers and administrative costs related to the Company's U.S. employees working overseas.

INCOME TAXES

    The Company's effective tax rate in 2000 was 40% compared to 38% in 1999. The Company has a net deferred tax asset of $3.3 million at December 31, 2000. Management believes that the future levels of U.S. and foreign source taxable income will be sufficient to realize the benefits of the net deferred tax asset.

INCOME FROM CONTINUING OPERATIONS

    Income from continuing operations decreased to $2.7 million in 2000 compared to $6.1 million in 1999. The decrease reflects increased selling, general and administrative expense for investment in new product offerings, formation of strategic alliances to help market these new product offerings, cost related to transitioning in a new CEO, increased bad debt write-offs and increased lease expense for computer equipment. Earnings per share from continuing operations decreased to $0.59 per diluted share in 2000 from $1.25 per diluted share in 1999. Affecting the per share results of the Company is the purchase of 596,300 shares of common stock into treasury during 2000. These treasury shares reduced the weighted average shares outstanding to 4.6 million in 2000 from 4.9 million in 1999.

DISCONTINUED OPERATIONS

    During the third quarter of 1999, the Company recorded a $2.0 million after tax charge to discontinued operations as a result of the settlement of a lawsuit related to the Company's Information Technologies business segment. The settlement agreement specifies that the Company make a $0.6 million payment in December of 2001. In December 1999, the Company recognized a $0.3 million after tax charge to discontinued operations due to additional legal costs.

    During the second quarter of 2000, the Company recorded a $0.1 million after tax gain from discontinued operations for reimbursement of legal fees in connection with prior litigation.

1999 COMPARED TO 1998

REVENUE

    Revenue decreased $4.6 million, or 7% to $63.8 million in 1999, from $68.4 million in 1998. Incentive programs as a percentage of revenue decreased from 21% in 1998 to 10% in 1999. Fixed fee contract revenue increased 5% to $57.6 million in 1999 from $54.8 million in 1998.

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

    Asia/Pacific revenue increased by 53% to $5.5 million in 1999 from $3.6 million in 1998. This increase is attributable to new contracts attained during 1999. These results reflect the Company's continued effort to develop and maintain business relationships in the Asia/Pacific region.

    European revenue increased 10% to $18.4 million in 1999 from $16.8 million in 1998. This increase is attributable to a significant contract, which produced revenue of $9.3 million in 1999 compared to revenue of $3.9 million in 1998. With the stability of the client base in the European region, the Company anticipates revenue growth to continue in 2000.

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

INCOME TAXES

    The Company's effective tax rate in 1999 was 38%, compared to 29% in 1998. The tax rate was significantly affected by an increase in foreign source income subject to current U.S. taxation, the Company's intention to repatriate only 1999 and future earnings and profits from its controlled foreign subsidiaries and a decrease in the Company's valuation allowance related to the utilization of foreign tax credit carryovers. The Company had a net deferred tax asset of $4.7 million at December 31, 1999. Management believed that future levels of U.S. and foreign source taxable income will be sufficient to realize the benefits of the net deferred tax asset.

INCOME FROM CONTINUING OPERATIONS

    Income from continuing operations increased to $6.1 million in 1999 compared to $0.1 million in 1998. The increase primarily reflected the benefits in 1999 of the absence of restructuring charges incurred during 1998. Earnings per share from continuing operations increased to $1.25 per diluted share in 1999 from $0.02 per diluted share in 1998. The per share results for the Company were affected by the purchase of 289,150 shares of common stock into treasury during 1999. These treasury shares reduced the weighted average shares outstanding to
4.9 million in 1999 from 5.4 million in 1998.

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

    QUARTERLY RESULTS--The following table sets forth certain unaudited operating results for each of the four quarters in the two years ended December 31, 2000. This information has been prepared on the same basis as the audited financial statements and, in the opinion of the Company, includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented.

                                                 2000                                        1999
                                      FOR THE THREE MONTHS ENDED                  FOR THE THREE MONTHS ENDED
                               -----------------------------------------   -----------------------------------------
                               MAR. 31    JUNE 30    SEPT. 30   DEC. 31    MAR. 31    JUNE 30    SEPT. 30   DEC. 31
                               --------   --------   --------   --------   --------   --------   --------   --------
                                                        IN THOUSANDS, EXCEPT PER SHARE DATA
Revenue......................  $16,275    $15,016    $17,601    $18,806    $14,710    $15,752    $14,774    $18,570
Operating income (loss)......    1,224       (291)     2,086      1,322      1,274      2,237      2,203      3,981
Income (loss) before income
  taxes......................    1,277       (231)     2,127      1,372      1,311      2,266      2,276      4,056
Income (loss) from continuing
  operations.................      766       (138)     1,276        823        787      1,361      1,445      2,551
Earnings (loss) per share
  from continuing operations
  Basic......................    $0.16     $(0.03)     $0.28      $0.19      $0.16      $0.28      $0.30      $0.53
  Diluted....................    $0.16     $(0.03)     $0.28      $0.19      $0.15      $0.28      $0.29      $0.53
Weighted average shares
  Basic......................    4,763      4,664      4,582      4,404      5,004      4,896      4,830      4,814
  Diluted....................    4,898      4,738      4,588      4,409      5,084      4,938      4,899      4,848
Stock Price(1)
  High.......................   $12.25     $11.69      $9.00      $8.44     $10.50      $9.25      $9.94     $11.44
  Low........................    $8.25      $6.25      $6.25      $3.50      $8.63      $7.06      $8.25      $6.31
  Close......................   $11.25      $8.31      $7.00      $5.13      $8.75      $8.94      $8.31     $11.25

- ------------------------

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

    Operations provided cash of $4.7 million in 2000, compared to $8.2 million in 1999. The primary reason for the decrease was a net $3.4 million decrease in income from continuing operations. In addition, during 2000, a $2.1 million increase in other assets and a $0.4 million decrease in income tax payable contributed to the decrease in cash provided by operations. These decreases were offset, during

2000, by a $1.3 million decrease in the net deferred tax asset and decreases in trade accounts receivable of $0.4 million.

    Net cash used in investing activities increased to $3.2 million in 2000 from $0.5 million in 1999. The increase was due to capital expenditures for leasehold improvements, software, furniture and fixtures and miscellaneous equipment.

    Net cash used in financing activities increased to $4.4 million in 2000 from $2.0 million in 1999. The primary reason for the increase was a $2.3 million increase in the purchase of treasury stock.

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

    In January and October of 1999, the Company announced two stock repurchase plans for up to 250,000 and 500,000 shares, respectively. In August of 2000, the Company announced an additional stock repurchase plan of up to 750,000 shares. During 1999, the Company purchased 289,150 shares at an average price of $8.41 per share. During 2000, the Company purchased 596,300 shares at an average price of $7.96 per share. Through March 8, 2001, the Company had purchased 47,800 additional shares at an average price of $6.43 per share.

    The Company maintains a $15 million revolving credit agreement which expires December 3, 2003. Loans under this agreement bear interest at the prime rate or other similar interest options. At December 31, 2000 the Company had approximately $1.0 million outstanding on this agreement. The agreement is in place to provide funding for potential future operating cash requirements or business expansion purposes.

DEFERRED TAXES

    As a result primarily of foreign tax credit carryovers, the Company has a net deferred tax asset of $3.3 million at December 31, 2000. Utilization of the net deferred tax asset is dependent on both U.S. and foreign source taxable income.

    The Company has recognized a net deferred tax asset because management believes it is more likely than not that the net deferred tax asset will be utilized in future years. This conclusion is based on the belief that current and future levels of U.S. and foreign source taxable income will be sufficient to realize the benefits of the net deferred tax asset. The Company has not historically realized losses on its process improvement services. (See "Selected Historical Financial Data.") Unprofitable operations were sold in 1998. At a tax rate of 40%, the Company needs to realize pre-tax income of $8.3 million in the next three years to fully realize the benefit of the $3.3 million net deferred tax asset. Assuming margins remain equivalent to historical levels, business under commitment (backlog) at December 31, 2000 should produce income before taxes of approximately $5.2 million in the next two years. Management believes that closing an additional $3.1 million of pre-tax income in this period is highly likely.

    Included in the $3.3 million net deferred tax asset is a $0.6 million valuation allowance. The valuation allowance is related to deferred tax assets on certain temporary differences related to foreign operations and the Asian net operating loss carryover. The Company will continue in future periods to evaluate the realizability of the net deferred tax asset and make necessary adjustments through charges to expense should projected future U.S. and foreign source taxable income be insufficient to realize the benefit of the net deferred tax asset. (See Note 8 to the Consolidated Financial Statements of the Company.)

INFLATION

    Although the operations of the Company are influenced by general economic conditions, the Company does not believe inflation had a material effect on the results of operations during the year ended December 31, 2000. However, there can be no assurance the Company's business will not be affected by inflation in the future.

FINANCIAL CONDITION

    The Company believes its financial condition remains strong and that it has the financial resources necessary to meet its needs. Cash provided by operating activities and the Company's credit facility should be sufficient to meet the Company's operational needs through December 31, 2001.

RECENT ACCOUNTING STANDARDS

    The Company adopted the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as of January 1, 2001. This statement standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of hedged asset or liabilities that are attributable to the hedged risk or (b) the earnings effect of the hedged transaction. Derivatives which are not hedges must be adjusted to fair value through income. Adoption of SFAS 133 had no effect on the Company's financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principals to revenue recognition issues in financial statements. The Company adopted SAB 101 as required in the fourth quarter of fiscal 2000. Adoption of SAB 101 had no effect on the Company's financial statements.

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

    - The time required by prospective clients to fully understand the value and complexity of a typical TCT program may result in an extended lead time to close new business.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's credit agreement provides for borrowings which bear interest at variable rates based on either a prime rate or other similar options. The Company had borrowings on this credit facility from time to time during 2000, with an outstanding balance of approximately $1.0 million at December 31, 2000. Through March 8, 2001, the Company had additional borrowings of $9.4 million and repayments of $7.2 million. As of March 8, 2001, the Company had $3.2 million of outstanding borrowings on this credit facility. Due to the Company's foreign operations in Europe and Asia, the Company is exposed to transaction and translation adjustments with respect to foreign currency. To minimize this risk, the Company has changed its functional currency to the U.S. Dollar effective January 1, 2001. The Company believes the effect, if any, of reasonably possible near-term changes in interest rates and foreign currency transaction and translation adjustments on the Company's financial position, results of operations, and cash flows should not be material.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                        EXECUTIVE OFFICERS AND DIRECTORS

    The following table sets forth certain information regarding the directors of the Company:

                                                                      DIRECTOR
     NAME AND AGE          POSITIONS AND OFFICES WITH THE COMPANY      SINCE
- ----------------------  --------------------------------------------  --------
John R. Hamann, 49      President, Chief Executive Officer, Director    2001
John T. Chain, Jr., 66  Chairman of the Board                           1995
Richard A. Freytag, 67  Director                                        1997
James E. Dykes, 63      Director                                        1995
David B. Mathis, 63     Director                                        1998
Timothy G. Caffrey, 32  Director                                        2000

    The executive officers of the Company serve at the will of the Board of Directors.

    JOHN R. HAMANN joined the Company January 13, 2001 as President and Chief Executive Officer, and as a director. Prior to joining the Company, Mr. Hamann served in a variety of roles for Sunbeam Products, Inc., most recently as President and CEO of its Thalia Products unit, and from 1998 to 2000 as President of its appliance division. From 1994 to 1998 Mr. Hamann served as President and CEO for Tempo Technology Corporation, a privately-held manufacturer of industrial diamond products. From 1989 to 1994 Mr. Hamann served in a variety of roles for Whirlpool Corporation, most recently as Vice President of the KitchenAid small appliance business unit. Prior to that he spent
11 years at General Electric in a variety of engineering, marketing, and general management roles.

    JAMES T. TAYLOR, 54, joined the Company March 1, 2001 as Vice President and Chief Financial Officer. From 1997 to 2001 Mr. Taylor served as Vice President of the Chancellor Group, a Dallas, Texas management consulting firm, where he assisted companies in restructuring, raising funds and completing IPO offerings. From 1995 to 1997 Mr. Taylor served as Vice President for Polyphase Corporation and lead in the creation of its Food Group division. From 1986 to 1993, Mr. Taylor served as COO/CFO for Elcon Industries, a privately held manufacturer/distributor of after market automotive accessories. Mr. Taylor also was a partner with Coopers & Lybrand (currently PriceWaterhouseCoopers) in both the Los Angeles and Dallas Offices. Mr. Taylor is a licensed CPA and a member of Financial Executive Institute and Financial Executive Network Group.

    ANNETTE ZWERNER, 50, joined the Company in July 1994 and currently serves as Executive Vice President and Chief Operating Officer. Prior to joining the Company, Ms. Zwerner served as the Director of Strategic Planning for General Motors' Delphi organization and held a variety of senior positions in Marketing, Operations, and Organization Development with General Motors and Dayton Hudson/Target Corporation.

    ALEXANDER W. YOUNG, 57, currently serves as Vice President and as the Time-to-Market Practice Leader. Mr. Young became President and Chief Operating Officer of the Company in January 1991 and served in that role until March 1998. Mr. Young was elected as a director of the Company in October 1991 and retired from the Board in 1999. Mr. Young served as the Company's Vice President for Training and Product Development from 1989 to 1991. Mr. Young served as Executive Vice President, General Manager, and a director of Zymos Company, a designer and manufacturer of semiconductors, from August 1986 to October 1989. Mr. Young serves as director of DII Group, a publicly-held electronics manufacturing company.

    JAMES C. HOULDITCH, 65, joined the Company in 1996 and currently serves as President of the Aviation Business Unit. Prior to joining the Company,
Mr. Houlditch served as corporate vice president of manufacturing and productivity for Allied Signal Corporation, as chief operating officer for Allied

Signal's Gas Turbine Company. He was previously with Texas Instruments Semiconductor as senior vice president of automation, quality and worldwide product rationalization and senior vice president of operations for TI's Defense Systems Electronics Company.

    IAN CONN, 64, joined the Company in 1992 and currently serves as President of the Asia/Pacific Business Unit. Before joining the Company, Mr. Conn served as the CEO of Philips Medical Systems, a Canadian-based manufacturer of medical diagnostic imaging equipment.

    PHILLIP J. LOVELL, 53, joined the Company in October 1994 and currently serves as President and Managing Director of the European Business Unit. Prior to joining the Company, Mr. Lovell held senior general management and marketing positions with major multinational corporations such as Braun/Gillette, Avery and American Brands.

    ROGER A. CRABB, 47, joined the Company in May 1994 as Legal Counsel and became Secretary in May 1995. Immediately prior to joining the Company, Mr. Crabb had a private law practice advising public companies, and from 1988 to 1993, Mr. Crabb served as Associate General Counsel of Triton Energy Limited, a publicly-held oil and gas exploration company, with responsibility for securities reporting and transactions, mergers and acquisitions, and other general corporate matters.

    JOHN T. CHAIN, JR. was elected director of the Company in May 1995 and as Chairman of the Board in May 1998. Since December 1996, Mr. Chain has served as President of Quarterdeck Equity Partners, Inc., a company involved in the acquisition of suppliers to the defense and aerospace industry. Mr. Chain served from 1991 until early 1996 as Executive Vice President for Burlington Northern Santa Fe Corporation. From 1986 to 1991, Mr. Chain was Commander in Chief of the U.S. Strategic Air Command. Mr. Chain currently serves on the board of directors for Kemper Insurance Companies, Northrop Grumman Corporation, and R.J. Reynolds.

    JAMES E. DYKES was elected director of the Company in May 1995. In 1997, he accepted a one-year appointment as executive vice president of corporate development. Mr. Dykes was a four-time Thomas Group client during his 35 year management career in the electronics and semiconductor industries. Mr. Dykes served from August 1994 as President and Chief Operating Officer and a director of Intellon Corporation, a home-automation electronics company. From 1989 to 1993, Mr. Dykes was President and Chief Executive Officer of Signetics Company, an integrated circuits company. Mr. Dykes also currently serves on the board of directors for the following companies: Cree Research Inc., a silicon carbide electronics company, Exar Corporation, an integrated circuits company and Theseus Logic, an integrated circuits company.

    RICHARD A. FREYTAG was elected director of the Company in September 1997. Mr. Freytag served as president of Citicorp Banking Corporation from 1984 until 1989, when he was appointed chief executive officer. Mr. Freytag retired as an officer of Citicorp Banking Corporation in 1996 and remained an outside director until January 1, 1998, when he retired. Mr. Freytag also served as a director of Citicorp Holdings, Inc., Citibank Overseas Investment Corporation and Citibank Delaware until January 1, 1998, at which time he retired. Mr. Freytag presently serves as a senior partner of Washington Capital Partners, is chairman emeritus of the National Defense University Foundation, and serves as a trustee of the Medical Center of Delaware.

    DAVID B. MATHIS was elected director of the Company in August 1998.
Mr. Mathis serves as chairman and chief executive officer of Kemper Insurance Companies, which has operations in commercial and personal insurance, risk management, and reinsurance. Mr. Mathis' long career with Kemper has included executive assignments with both Kemper Insurance Companies and Kemper Corporation, its former publicly owned affiliate. Mr. Mathis also serves on the board of directors of the American Insurance Association, IMC Global Inc., the Museum of Science and Industry and the Chicago Symphony Orchestra.

    TIMOTHY G. CAFFREY was elected director of the Company in July 2000.
Mr. Caffrey has served as a General Partner of Hollybank Investments, LP and a Managing Member of Thistle Investments, LLC from 1999 to the present. Since 1998, he has served as Vice President of Kelso Management Co., Inc., adviser to Hollybank Investments, LP and Thistle Investments, LLC. Prior to joining Kelso Management, Mr. Caffrey worked as an Associate in the Technology Mergers and Acquisitions department of Cowen & Company and as an Associate in the Corporate Finance department of Fox-Pitt, Kelton, Inc.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and to furnish to the Company copies of such reports. Based solely upon its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended December 31, 2000, Company officers, directors and greater than 10% beneficial owners complied with all such filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

    The following table sets forth the total compensation paid or accrued by the Company for services rendered during each of the three years ended December 31, 2000, to (i) the Company's then-current Chief Executive Officer and (ii) the four other most highly compensated executive officers (collectively, the "named executive officers") whose total cash compensation for the year ended
December 31, 2000 exceeded $100,000.

                                                                                       LONG-TERM
                                                                                      COMPENSATION
                                                                                      ------------
                                                                                         AWARDS
                                                        ANNUAL COMPENSATION            SECURITIES
                                                -----------------------------------    UNDERLYING     ALL OTHER
NAME & PRINCIPAL POSITION              YEAR      SALARY      BONUS     COMPENSATION     OPTIONS      COMPENSATION
- -------------------------            --------   --------   ---------   ------------   ------------   ------------
J. Thomas Williams,................    2000     $425,000   $ 180,125      $12,000(4)     180,038        $ 7,490(5)
  President, Chief Executive           1999      425,000     184,975       10,000             --          5,000
  Officer(1)                           1998      389,356     262,850        9,600             --          3,750

Annette W. Zwerner,................    2000      300,000      61,625        7,200(4)      45,116          3,398(6)
  Executive Vice President and         1999      231,062      28,000        7,200             --         31,145
  COO(2)                               1998           --          --           --             --             --

Leland L. Grubb,...................    2000      300,000      30,000        7,200(4)      58,184          2,625(7)
  Vice President, Chief Financial      1999      300,000          --        7,200             --          2,500
  Officer, & President, Automotive     1998      300,000      58,590        7,200             --          1,000
    Business Unit(3)

Philip J. Lovell,..................    2000      214,285     142,000           --         32,556             --
  Vice President, & President,         1999      200,000          --           --             --             --
  European Business Unit(2)            1998           --          --           --             --             --

Alexander W. Young,................    2000      330,000      23,000       12,000(4)       5,414          7,875(8)
  Practice Leader, OPMTTMIZE(SM)       1999      330,000          --           --             --         24,714
                                       1998      339,167                   12,999             --          5,000

- ------------------------

(1) Effective January 13, 2001, Mr. Williams' tenure as President and Chief Executive Officer ended. Mr. Williams remained on the Board of Directors until his retirement February 27, 2001.

(2) No information is provided for the fiscal years during which Ms. Zwerner and Mr. Lovell did not serve as executive officers of the Company.

(3) Effective March 1, 2001, Mr. Grubb's tenure as Vice President and Chief Financial Officer ended; however, Mr. Grubb continues in his role as President of the Automotive Business Unit.

(4) Represents car allowances for the benefit of the named executive officers.

(5) Represents the Company's contribution of $5,250 to such officer's account under the Company's 401(k) Plan, plus life insurance premiums in the amount of $2,240 paid by the Company with respect to term life insurance for the benefit of such officer.

(6) Represents the Company's contribution to such officer's account under the Company's 401(k) Plan.

(7) Represents the Company's contribution to such officer's account under the Company's 401(k) Plan.

(8) Represents the Company's contribution to such officer's account under the Company's 401(k) Plan.

STOCK OPTION GRANTS

    The following table provides information concerning the grant of stock options during the year ended December 31, 2000 to the named executive officers.

                                                      INDIVIDUAL GRANTS                       POTENTIAL
                                       -----------------------------------------------    REALIZABLE VALUE
                                                    % OF TOTAL                               AT ASSUMED
                                                     OPTIONS                               ANNUAL RATES OF
                                       NUMBER OF     GRANTED                                 STOCK PRICE
                                       SECURITIES       TO                                APPRECIATION FOR
                                       UNDERLYING   EMPLOYEES                              OPTION TERM(1)
                                        OPTIONS     IN FISCAL    EXERCISE   EXPIRATION   -------------------
NAME                                   GRANTED(2)      YEAR       PRICE        DATE         5%        10%
- ----                                   ----------   ----------   --------   ----------   --------   --------
J. Thomas Williams...................        --            --         --           --
Annette W. Zwerner...................        --            --         --           --
Leland L. Grubb......................       100          .113         --      4/24/10      1,649      2,626
Philip J. Lovell.....................    10,000        11.287    $11.375       2/1/10     87,054     93,465
Alexander W. Young...................        --            --         --           --

- ------------------------

(1) Potential realizable value is the amount that would be realized upon exercise by the named executive officer of the options immediately prior to the expiration of their respective terms, assuming the specified compound annual rates of appreciation on Common Stock over the respective terms of the options. These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock option exercises depend on the future performance of the Common Stock and overall market conditions. There can be no assurances that the potential values reflected in this table will be achieved.

(2) These options generally vest with respect to 20% of the shares issuable thereunder on the date of grant and 20% annually thereafter, with incremental monthly vesting.

OPTION EXERCISES AND HOLDINGS

    The following table provides information related to the number of shares received upon exercise of options, the aggregate dollar value realized upon exercise and the number and value of options held by the named executive officers of the Company at December 31, 2000.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                      AND
                         FISCAL YEAR-END OPTION VALUES

                                                               AT DECEMBER 31, 2000
                                                --------------------------------------------------
                                                              NUMBER OF
                                                              SECURITIES
                                                              UNDERLYING
                                                 SHARES      UNEXERCISED      VALUE OF UNEXERCISED
                                                ACQUIRED       OPTIONS        IN-THE-MONEY OPTIONS
                                                   ON        EXERCISABLE/         EXERCISABLE/
NAME                                            EXERCISE    UNEXERCISABLE       UNEXERCISABLE(1)
- ----                                            --------   ----------------   --------------------
J. Thomas Williams............................      --     133,527 / 46,511           (2)
Annette W. Zwerner............................      --     19,064 / 26,052            (2)
Leland L. Grubb...............................      --      53,117 / 5,067            (2)
Philip J. Lovell..............................      --     11,166 / 21,390            (2)
Alexander W. Young............................      --       268 / 5,146              (2)

- ------------------------

(1) For purposes of this table, the value of the Common Stock is $4.719 per share, the average of the high and low sale prices of the Common Stock on December 29, 2000 as reported on the NASDAQ National Market System.

(2) Less than $1,000.

EMPLOYMENT AGREEMENTS OF CERTAIN EXECUTIVE OFFICERS

    Mr. Williams was employed by the Company under an employment agreement dated March 10, 1998. As noted above, effective January 13, 2001, Mr. Williams' tenure as President and Chief Executive Officer ended. Ms. Zwerner is employed by the Company under an employment agreement signed on July 11, 1994. Mr. Grubb is employed by the Company under an employment agreement dated January 3, 2001.
Mr. Lovell is employed by the Company under an employment agreement dated October 3, 1994. Mr. Young is employed by the Company under an employment agreement dated January 1, 2001.

    The employment agreement for each of the named executive officers provides for base compensation, with each of such officers' base compensation potentially adjusted annually by the Nominating, Corporate Governance and Compensation Committee of the Board. Incentive awards are based on consolidated corporate performance and, for business unit presidents, individual business unit performance. All stock options granted under such officers' employment agreements will have exercise prices equal to the market price per share of the Common Stock on the date of grant, and will expire 10 years from the date of grant.

    The employment agreements for each of the named executive officers may be terminated at will.

    The employment agreement for Mr. Williams could be terminated by the employee (under certain circumstances) upon one year's notice to the Company. The employment agreement could be terminated by the Company with or without cause, by the employee with or without "Good Reason", upon the disability of the employee, or upon the occurrence of a "Change in Control" of the Company. A "Change in Control" is defined as the occurrence of any of the following events:
(i) a third party acquires securities representing 40% or more of the Common Stock or the combined voting power of the Company's outstanding securities,
(ii) the number of directors of the Company as of the date of the employment agreements plus the number of directors approved by two-thirds of those initial directors (or their approved successors) cease to constitute, in the aggregate, a majority of the members of the Board, (iii) certain reorganizations, consolidations or mergers involving the Company, or (iv) a dissolution or liquidation of the Company in certain circumstances. "Good Reason" is defined to include the failure of the Board to nominate the employee to stand for election as a director of the Company or the significant diminution of the employee's responsibilities. In the event of a termination of the employee by the Company without cause, by the employee with "Good Reason," upon the disability of the employee, or upon a Change in Control, any of the employee's stock options that are not fully vested will become fully vested and immediately exercisable and the employee is entitled to a lump sum cash payment based on the average compensation paid to the employee during the previous full fiscal year. In the event of termination by the Company with cause or by the employee without Good Reason, the employee is entitled (i) to reimbursement for expenses incurred prior to termination, (ii) to the payment of bonuses or incentive compensation and (iii) to exercise vested options for a period of 90 days. Since the employment of Mr. Williams has been terminated without cause as of January 1, 2001, such executive was entitled to receive a severance payment of approximately $907,687. The employment agreement also contains non-competition, non-solicitation and confidentiality covenants.

DIRECTORS' COMPENSATION

    With the exception of the Chairman of the Board, each non-employee director serving for the entirety of calendar year 2000 earned fees of $25,000 in cash plus shares of Common Stock of the Company having a value of $25,000. Gen. Chain, Chairman of the Board, earned director fees of $50,000 in cash plus shares of Common Stock of the Company having a value of $50,000. In addition, all directors were reimbursed for their out-of-pocket expenses incurred in connection with their attendance at Board and committee meetings. No additional amounts are payable for committee participation or special assignments. Directors who are employees of the Company did not receive any compensation in their capacity as directors.

NOMINATING, CORPORATE GOVERNANCE AND COMPENSATION COMMITTEE INTERLOCKS AND
  INSIDER PARTICIPATION

    Compensation decisions with respect to the executive officers of the Company are made by the Nominating, Corporate Governance and Compensation Committee of the Board, which is comprised of Mr. Dykes, Gen. Chain, Mr. Freytag and
Mr. Mathis. From July 1997 to July 1998, Mr. Dykes served a one-year appointment as executive vice president of corporate development for the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 8, 2001, by (i) each director and named executive officer of the Company, (ii) all officers and directors of the Company as a group, and (iii) all persons who are known by the Company to be beneficial owners of 5% or more of the Company's outstanding Common Stock.

NAME AND ADDRESS OF BENEFICIAL OWNER                    SHARES OWNED(1)   PERCENT
- ------------------------------------                    ---------------   --------
John T. Chain, Jr.(2)                                        85,908(3)       2.1%
Richard A. Freytag(2)                                        26,700(4)       0.6%
James E. Dykes(2)                                            14,159(5)       0.3%
David B. Mathis(2)                                           14,575(6)       0.3%
Timothy G. Caffrey(2)                                         7,519(7)       0.2%
John R. Hamann(2)                                                --(8)         *
James T. Taylor(2)                                            7,000(9)       0.2%
Annette M. Zwerner(2)                                        21,071(10)      0.5%
Alexander W. Young(2)                                        60,874(11)      1.5%
Ian L.T. Conn(2)                                              7,735(12)      0.2%
Phillip J. Lovell(2)                                         16,006(13)      0.4%
Roger A. Crabb(2)                                             2,580(14)        *
J. Thomas Williams(2)                                       187,892(15)      4.5%
Leland L. Grubb, Jr.(2)                                      59,124(16)      1.4%
All officers and directors as a group (12 persons)          511,143(17)     12.2%
Kelso Management Company, Inc.
  One International Place, Suite 2401
  Boston, MA 02110                                          949,657         22.8%
Edward P. Evans
  712 Fifth Avenue
  New York, NY 10019                                        342,500          8.2%
Dimensional Fund Advisors
  1299 Ocean Avenue, 11th Floor
  Santa Monica, CA 90401                                    234,500          5.6%

- ------------------------

  * Less than 0.1%

 (1) Except as otherwise indicated, the persons named in the table possess sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Includes shares of Common Stock held by spouses and minor children of such persons and corporations in which such persons hold a controlling interest. The amounts shown in the table include shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 8, 2001.

 (2) The address of the named individuals is 5221 N. O'Connor Boulevard, Suite 500, Irving, Texas 75039-3714.

 (3) Includes 11,932 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 8, 2001.

 (4) Includes 15,627 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 8, 2001.

 (5) Includes 4,854 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 8, 2001.

 (6) Includes 8,502 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 8, 2001.

 (7) Includes 3,300 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 8, 2001.

 (8) Includes no shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 8, 2001.

 (9) Includes 7,000 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 8, 2001.

(10) Includes 21,071 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 8, 2001.

(11) Includes 285 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 8, 2001.

(12) Includes 5,210 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 8, 2001.

(13) Includes 12,006 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 8, 2001.

(14) Includes 2,058 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 8, 2001.

(15) Includes 180,038 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 8, 2001.

(16) Includes 53,124 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 8, 2001.

(17) The amount shown includes a total of 325,007 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 8, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In 1996 the Company advanced Mr. J. Thomas Williams $0.2 million, pursuant to a promissory note due December 18, 2000. Mr. Williams' employment agreement provided that repayment of this note may be effected via bonuses to Mr. Williams. Accordingly, through this bonus mechanism Mr. Williams repaid approximately $0.1 million on the note during 1998, repaid a further
$0.05 million on the note in January 1999, and repaid the balance in January 2000.

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

                                                                                              SEQUENTIAL
               EXHIBIT                                                                           PAGE
               NUMBER                                   DESCRIPTION                             NUMBER
        ---------------------   ------------------------------------------------------------  ----------
           3.1                  Amended and Restated Certificate of Incorporation of the
                                Company                                                              --
           3.2                  Amended and Restated By-Laws dated August 9, 1993                    --
           4.1                  Specimen Certificate evidencing Common Stock (filed as
                                Exhibit 4.1 to the Company's 1993 Form S-1 (File No.
                                33-64492) and incorporated herein by reference).                     --
           4.2                  Form of Warrant Certificate for the Purchase of Shares (SRG&
                                Associates, Ltd.)                                                    --
           4.3                  Form of Warrant Certificate for the Purchase of Shares (Lyon
                                Securities, Inc.)                                                    --
           4.4                  Amendment No. 1 to Rights Agreement dated March 1, 1999              --
           4.5                  Amendment No. 2 to Rights Agreement dated August 12, 1999            --
          10.1                  Amended and Restated 1988 Stock Option Plan                          --
          10.2                  Amended and Restated 1992 Stock Option Plan                          --
          10.3                  Amended and Restated 1997 Stock Option Plan                          --
          10.4                  401(k) Plan
          10.5                  First Amended and Restated Revolving Credit Loan Agreement
                                dated December 4, 1996 between Comerica Bank-Texas and the
                                Company                                                              --
          10.6                  Amendment No. 1 to Revolving Credit Loan Agreement April 1,
                                1999                                                                 --
          10.7                  Non-Employee Director Retainer Fee Plan                              --
          13                    1998 Annual Report to Stockholders (Filed as Exhibit 13 to
                                the Company's Annual Report on Form 10-K for the year ended
                                December 31, 1998 and incorporated herein by reference.)             --
         *21                    Subsidiaries of the Company                                          --
         *23                    Consent of BDO Seidman, LLP
         *23.1                  Consent of Ernst & Young LLP                                         --
          24                    Power of Attorney (set forth on the signature page of this
                                Form 10-K).                                                          --

- ------------------------

    *   Filed herewith

(b)   Reports on Form 8-K for the quarter ending December 31, 2000:

             DATE OF FILING                                 SUBJECT
      ----------------------------  --------------------------------------------------------
      January 23, 2001              Hiring of new Chief Executive Officer
      February 21, 2001             Thomas Group, Inc. Fourth Quarter and Year 2000 Earnings
                                    Announcement
      March 20, 2001                2001 Outlook Conference Call

(c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial statement schedules--See Item 14 (a)(2) for the response to this portion of Item 14.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, State of Texas, on April 2, 2001.

                                                  THOMAS GROUP, INC.

                                                  By:                /s/ JOHN R. HAMANN
                                                       ----------------------------------------------
                                                                       John R. Hamann
                                                                   CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    Each individual whose signature appears below constitutes and appoints John
R. Hamann such person's true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for such person and in such person's name, place, and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                   SIGNATURE                                    CAPACITY                     DATE
                   ---------                                    --------                 -------------
               /s/ JOHN R. HAMANN                 Chief Executive Officer, President,    April 2, 2001
     --------------------------------------       and Director
                 John R. Hamann

              /s/ JAMES T. TAYLOR                 Vice President and Chief Financial     April 2, 2001
     --------------------------------------       Officer
                James T. Taylor

             /s/ JOHN T. CHAIN, JR.               Chairman of the Board                  April 2, 2001
     --------------------------------------
               John T. Chain, Jr.

               /s/ JAMES E. DYKES                 Director                               April 2, 2001
     --------------------------------------
                 James E. Dykes

             /s/ RICHARD A. FREYTAG               Director                               April 2, 2001
     --------------------------------------
               Richard A. Freytag

              /s/ DAVID B. MATHIS                 Director                               April 2, 2001
     --------------------------------------
                David B. Mathis

             /s/ TIMOTHY G. CAFFREY               Director                               April 2, 2001
     --------------------------------------
               Timothy G. Caffrey

                           ANNUAL REPORT ON FORM 10-K
                          ITEM 8, AND 14(A)(1) AND (C)
                          LIST OF FINANCIAL STATEMENTS
                                CERTAIN EXHIBITS
                              FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2000
                               THOMAS GROUP, INC.
                                 DALLAS, TEXAS

                           FORM 10-K.--ITEM 14(A)(1)
                               THOMAS GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

    The following consolidated financial statements of Thomas Group, Inc. are included in response to Item 8:

Reports of Independent Certified Public Accountants.........    F-2

Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................    F-4

Consolidated Statements of Operations for the fiscal years
  ended December 31, 2000, 1999 and 1998....................    F-5

Consolidated Statements of Stockholders' Equity for the
  fiscal years ended December 31, 2000, 1999 and 1998.......    F-6

Consolidated Statements of Cash Flows for the fiscal years
  ended December 31, 2000, 1999 and 1998....................    F-7

Notes to Consolidated Financial Statements..................    F-8

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Thomas Group, Inc.

    We have audited the accompanying consolidated balance sheets of Thomas Group, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thomas
Group, Inc. at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Dallas, Texas
February 26, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Thomas Group, Inc.

Irving, Texas

    We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Thomas Group, Inc. for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Thomas Group, Inc. for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP
- --------------------------------------
BDO SEIDMAN, LLP

Dallas, Texas
February 12, 1999

                               THOMAS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                 IN THOUSANDS,
                                                               EXCEPT SHARE DATA
Current Assets
  Cash and cash equivalents.................................  $  6,631   $  9,698
  Trade accounts receivable, net of allowances of $269 and
    $546 at December 31, 2000 and 1999, respectively........    10,856     11,481
  Unbilled receivables......................................       233        200
  Deferred tax asset........................................     1,339      3,252
  Other assets..............................................     3,102      1,317
                                                              --------   --------
    Total Current Assets....................................    22,161     25,948
                                                              --------   --------
Property and equipment, net.................................     3,829      2,430
Deferred tax asset..........................................     2,000      1,401
Other assets................................................     3,092      3,086
                                                              --------   --------
                                                              $ 31,082   $ 32,865
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued liabilities..................  $  5,738   $  4,679
  Income taxes payable......................................       575      1,014
  Advance payments..........................................        --         74
  Current maturities of long-term obligations...............       575        822
                                                              --------   --------
    Total Current Liabilities...............................     6,888      6,589
Long-Term Obligations.......................................     2,782      3,422
                                                              --------   --------
    Total Liabilities.......................................     9,670     10,011
                                                              --------   --------

Commitments and Contingencies

Stockholders' Equity
  Common stock, $.01 par value; 25,000,000 shares
    authorized; 6,659,267 and 6,603,064 shares issued and
    4,214,968 and 4,755,065 shares outstanding at December
    31, 2000 and 1999, respectively.........................        67         66
  Class B Common stock, $.01 par value; 1,200,000 shares
    authorized; 3,970 shares issued and outstanding.........        --         --
  Additional paid-in capital................................    24,265     23,658
  Retained earnings.........................................    20,344     17,468
  Accumulated other comprehensive loss......................    (1,362)    (1,182)
  Treasury stock, 2,444,299 and 1,847,999 shares at December
    31, 2000 and 1999, respectively, at cost................   (21,902)   (17,156)
                                                              --------   --------
  Total Stockholders' Equity................................    21,412     22,854
                                                              --------   --------
                                                              $ 31,082   $ 32,865
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                               IN THOUSANDS, EXCEPT SHARE DATA
Revenue.....................................................   $67,698     $63,806     $68,361
Cost of sales...............................................    36,455      35,598      39,625
                                                               -------     -------     -------
Gross profit................................................    31,243      28,208      28,736
Selling, general and administrative.........................    26,902      18,513      28,444
                                                               -------     -------     -------
Operating income............................................     4,341       9,695         292
Interest income (expense), net..............................       204         214        (164)
                                                               -------     -------     -------
Income from continuing operations before income taxes.......     4,545       9,909         128
Income taxes................................................     1,818       3,765          37
                                                               -------     -------     -------
Income from continuing operations...........................     2,727       6,144          91

Discontinued Operations:
Gain (loss) from operations, net of income tax of $100 in
  2000 and income tax benefit of $471 in 1998...............       149          --      (1,092)
Loss on disposal, net of income tax benefit of $1,428 in
  1999 and $1,302 in 1998...................................        --      (2,330)     (3,341)
                                                               -------     -------     -------
Net Income (loss)...........................................   $ 2,876     $ 3,814     $(4,342)
                                                               =======     =======     =======
Earnings (loss) per common share:
Basic:
Income from continuing operations...........................   $  0.59     $  1.26     $  0.02
Gain (loss) from discontinued operations....................      0.03       (0.48)      (0.84)
                                                               -------     -------     -------
Net Income (loss)...........................................   $  0.62     $  0.78     $ (0.82)
                                                               =======     =======     =======
Diluted:
Income from continuing operations...........................   $  0.59     $  1.25     $  0.02
Gain (loss) from discontinued operations....................      0.03       (0.47)      (0.82)
                                                               -------     -------     -------
Net Income (loss)...........................................   $  0.62     $  0.78     $ (0.80)
                                                               =======     =======     =======
Weighted average shares:
Basic.......................................................  4,601,527   4,862,759   5,304,882
Diluted.....................................................  4,633,949   4,917,498   5,433,707

          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   CLASS B    ADDITIONAL                  OTHER
                                        COMMON     COMMON      PAID-IN-    RETAINED   COMPREHENSIVE   TREASURY
                                        STOCK       STOCK      CAPITAL     EARNINGS   INCOME (LOSS)    STOCK      TOTAL
                                       --------   ---------   ----------   --------   -------------   --------   --------
                                                                IN THOUSANDS, EXCEPT SHARE DATA
BALANCE AS OF JANUARY 1, 1998........   $   63    $      2     $21,597     $17,996       $  (531)     $ (4,419)  $ 34,708
Issuance of 100,420 shares of common
  stock..............................        2          --         666          --            --            --        668
Purchase of 1,277,627 shares of
  common stock.......................       --          --          --          --            --       (10,604)   (10,604)
Tax benefit of non-qualified stock
  option exercises...................       --          --         146          --            --            --        146
Redemption of 153,605 shares of class
  B..................................       --          (2)         (1)         --            --            --         (3)
Discounted common stock options
  issued under employee stock option
  plans..............................       --          --         291          --            --            --        291
Reissuance of 31,169 shares of
  treasury stock.....................       --          --          --          --            --           299        299
Comprehensive Income:
  Foreign currency translation
    adjustment.......................       --          --          --          --            49            --         49
  Net loss...........................       --          --          --      (4,342)           --            --     (4,342)
                                        ------    ---------    -------     -------       -------      --------   --------
    Total comprehensive loss.........                                                                              (4,293)
                                                                                                                 --------
BALANCE AS OF DECEMBER 31, 1998......       65          --      22,699      13,654          (482)      (14,724)    21,212
                                        ------    ---------    -------     -------       -------      --------   --------
Issuance of 66,618 shares of common
  stock..............................        1          --         582          --            --            --        583
Purchase of 289,150 shares of common
  stock..............................       --          --          --          --            --        (2,432)    (2,432)
Tax benefit of non-qualified stock
  option exercises...................       --          --          85          --            --            --         85
Discounted common stock options
  issued under employee stock option
  plans..............................       --          --         292          --            --            --        292
Comprehensive income:
  Foreign currency translation
    adjustment.......................       --          --          --          --          (700)           --       (700)
  Net income.........................       --          --          --       3,814            --            --      3,814
                                        ------    ---------    -------     -------       -------      --------   --------
    Total comprehensive income.......                                                                               3,114
                                                                                                                 --------
BALANCE AS OF DECEMBER 31, 1999......       66          --      23,658      17,468        (1,182)      (17,156)    22,854
                                        ------    ---------    -------     -------       -------      --------   --------
Issuance of 56,203 shares of common
  stock..............................        1          --         549          --            --            --        550
Purchase of 569,300 shares of common
  stock..............................       --          --          --          --            --        (4,746)    (4,746)
Discounted common stock options under
  employee stock option plans........       --          --          58          --            --            --         58
Comprehensive Income:
  Foreign currency translation
    adjustment.......................       --          --          --          --          (180)           --       (180)
  Net income.........................       --          --          --       2,876            --            --      2,876
                                        ------    ---------    -------     -------       -------      --------   --------
    Total comprehensive income.......                                                                               2,696
                                                                                                                 --------
BALANCE AS OF DECEMBER 31, 2000......   $   67    $     --     $24,265     $20,344       $(1,362)     $(21,902)  $ 21,412
                                        ======    =========    =======     =======       =======      ========   ========

          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations...........................  $ 2,727    $ 6,144    $     91
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
    Depreciation............................................    1,342        886       1,203
    Amortization............................................      266        753         432
    Write-down of assets....................................       --         --       3,867
    Allowance for doubtful accounts.........................      787        150         250
    Other...................................................      217       (608)         31
    Deferred taxes..........................................    1,314      1,625      (1,118)
    Amortization of stock option grants.....................       58        292         291
    Change in operating assets and liabilities:
      (Increase) decrease trade accounts receivable.........      381       (668)     (2,463)
      (Increase) decrease unbilled receivables..............      (50)       540       1,343
      (Increase) decrease other assets......................   (2,052)       643       1,752
      Increase (decrease) accounts payable and accrued
        liabilities.........................................      172     (1,979)      1,137
      Increase (decrease) advance payments..................      (70)      (255)        418
      Increase (decrease) income taxes payable..............     (358)       631        (122)
                                                              -------    -------    --------
Net Cash Provided by Operating Activities...................    4,734      8,154       7,112
                                                              -------    -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................   (3,157)      (506)     (1,341)
                                                              -------    -------    --------
Net Cash Used in Investing Activities.......................   (3,157)      (506)     (1,341)
                                                              -------    -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock..................................   (4,746)    (2,432)    (10,604)
Proceeds from sale of treasury stock........................       --         --         299
Proceeds from exercise of stock options.....................      418        488         146
Repayment of other long-term obligations....................     (887)      (163)       (307)
Net advances--line of credit................................      861        144          --
Net repayments from (advances to) affiliates................       --         --       2,274
                                                              -------    -------    --------
Net Cash Used in Financing Activities.......................   (4,354)    (1,963)     (8,192)
Effect of exchange rate changes on cash.....................     (539)      (213)         51
                                                              -------    -------    --------
Net Cash Provided by (Used in) Continuing Operations........   (3,316)     5,472      (2,370)
                                                              -------    -------    --------
DISCONTINUED OPERATIONS:
  Net Cash Provided by (Used in) Operating Activities.......      249     (2,150)     (2,508)
Cash and Cash Equivalents
  Beginning of year.........................................    9,698      6,376      11,254
                                                              -------    -------    --------
  End of year...............................................  $ 6,631    $ 9,698    $  6,376
                                                              =======    =======    ========

          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) THE COMPANY--Thomas Group, Inc. (the "Company") was incorporated under the laws of the State of Delaware in June 1978 and provides management services designed to improve the competitiveness and profitability of the Company's clients. The Company's specific methodology in its core product is known as TCT and focuses on reducing the time spent on revenue-producing, product development and administrative processes, resulting in operational and financial improvements.

    (b) BASIS OF PRESENTATION--The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain amounts from prior years have been reclassified to conform with the 2000 presentation.

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

                                                              INCOME         SHARES       PER SHARE
                                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                            -----------   -------------   ---------
                                                              IN THOUSANDS, EXCEPT PER SHARE DATA
YEAR ENDED DECEMBER 31, 2000
Basic earnings per share..................................    $ 2,876         4,602        $ 0.62
Effect of dilutive securities:
  Options and warrants....................................         --            32
                                                              -------         -----
Diluted earnings per share................................    $ 2,876         4,634        $ 0.62
                                                              =======         =====        ======
YEAR ENDED DECEMBER 31, 1999
Basic earnings per share..................................    $ 3,814         4,863        $ 0.78
Effect of dilutive securities:
  Options and warrants....................................         --            54
                                                              -------         -----
Diluted earnings per share................................    $ 3,814         4,917        $ 0.78
                                                              =======         =====        ======
YEAR ENDED DECEMBER 31, 1998
Basic earnings (loss) per share...........................    $(4,342)        5,305        $(0.82)
Effect of dilutive securities:
  Options and warrants....................................         --           129
                                                              -------         -----
Diluted earnings per share................................    $(4,342)        5,434        $(0.80)
                                                              =======         =====        ======

    (d) MANAGEMENT'S ESTIMATES AND ASSUMPTIONS--The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to

                               THOMAS GROUP, INC.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance.

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

    (f) ADVERTISING--The Company expenses the costs of advertising as incurred. Advertising expense was $1.9 million, $1.3 million and $0.5 million for the years ended December 31, 2000, 1999, and 1998, respectively.

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

    (h) CAPITALIZED SOFTWARE DEVELOPMENT COSTS--Through 1997, the Company capitalized certain software development and production costs once technological feasibility was achieved. The cost of purchased software was capitalized when related to a product which had achieved technological feasibility or that had an alternative future use. Capitalization of software development costs ceased when the product was available for sale. Software development costs incurred prior to achieving technological feasibility were charged to research and development expense. In 1998 all capitalized software costs were written off in conjunction with the discontinuation of the Information Technologies segment. (See Note 2 to the Consolidated Financial Statements.)

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

    (j) REVENUE--Business Improvement Program contracts specify fixed fees, or fixed fees plus incentives based on improvements achieved. Incentive (performance-oriented) revenue is recognized in the period for which performance improvement is being measured and is based on agreed-upon formulas relating to improvements in customer-specific measures. Improvements are measured at time

                               THOMAS GROUP, INC.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) intervals specified in each contract. Fixed fees are recognized proportionately as revenue over the term of the contract as performance measures are achieved.

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

    (l) ADVANCE PAYMENTS--The Company occasionally receives advance payments of a portion of its fees. Advance payments are deferred upon receipt and recorded as revenue when earned.

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

    (o) CONCENTRATION OF CREDIT RISK--The Company provides its services primarily to a diverse group of large, well-established companies and does not require collateral on receivable balances. An allowance for doubtful accounts is provided when necessary and is evaluated periodically on a client-by-client basis. Receivables written off against the allowance totaled $1.1 million, $0 and $410,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

    The Company is currently expanding its operations in Europe and Asia where potential economic turmoil may result in significant fluctuations in the value of certain foreign currencies versus the U.S. dollar. The Company may experience difficulties expanding its operations or may encounter other collection issues if economic conditions should change.

    (p) FOREIGN CURRENCY TRANSLATION--The accompanying financial statements have been prepared using the local currency as the functional currency. All balance sheet accounts of foreign subsidiaries are translated at the current exchange rate as of the end of the accounting period. The resulting translation adjustment is recorded as a separate component of stockholders' equity. Income statement items are translated at average currency exchange rates. On
January 1, 2001, the Company elected to change the functional currency of its foreign subsidiaries to the U.S. dollar. This change resulted from the Company's increased presence in the Europe and Asia/Pacific regions as well as increased U.S. dollar denominated contracts in these regions. Due to this growth the Company's contracts are primarily serviced by U.S. employees. This change partially offsets foreign currency fluctuation risk with regard to the Company's U.S. dollar denominated monetary assets.

    (q) COMPREHENSIVE INCOME--Comprehensive income includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders.

    (r) STOCKHOLDER RIGHTS PLAN--On July 9, 1998, the Company announced the adoption of a Stockholder Rights Plan, intended to protect the Company from unfair or coercive takeover attempts. The grant of the rights was made to stockholders of record as of July 20, 1998.

                               THOMAS GROUP, INC.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (s) STOCK OPTIONS AND WARRANTS--The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Through December 31, 2000, there have been no significant grants to non-employees.

    Effective July 1, 2000, the Company adopted Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), an interpretation of APB 25, which requires changes to previous practice regarding the accounting for certain stock compensation arrangements. FIN 44 does not change APB 25's intrinsic value method, under which compensation expense is generally not recognized for stock option grants to employees if the exercise price of the Company's stock option grants equals or exceeds the fair market value of the underlying stock on the date of grant, but it has narrowed its application. Adoption of FIN 44 did not have a significant effect on the Company's results of operations for the year ended December 31, 2000.

    (t) FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS--The Company's financial instruments include notes payable. The carrying value of these notes approximates market value because the borrowing rate is similar to other financial instruments with similar terms.

    (u) RECENT ACCOUNTING STANDARDS--The Company adopted the provisions of Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. This statement standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of hedged assets or liabilities that are attributable to the hedged risk or, (b) the earnings effect of the hedged transaction. Derivatives that are not hedges must be adjusted to fair value through income. Adoption of SFAS 133 had no effect on the Company's financial statements.

    Effective October 1, 2000, the Company adopted the provisions of Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principals to revenue recognition issues in financial statements. Adoption of SAB 101 had no significant effect on the Company's results of operations for the year ended December 31, 2000.

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

    The sale of the Thomas Group Information Technologies assets closed on August 31, 1998. No proceeds were received at the time of the transaction, but the agreements included earn-outs that may be earned over the next five years. In exchange, the Company was relieved of the liabilities related to

                               THOMAS GROUP, INC.

NOTE 2 DISCONTINUED OPERATIONS (CONTINUED) extended service contracts. During 2000 and 1999, the first two years of the agreement, the Company has received no earn-outs.

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

    During the second quarter of 2000, the Company recorded a $0.1 million after tax gain from discontinued operations for reimbursement of legal fees in connection with prior litigation.

    The net loss from operations of Information Technologies in 1998 is as follows (in thousands):

Revenue.....................................................  $ 2,040
Loss before income taxes....................................  $(1,563)
Income tax benefit..........................................  $   471
Loss from discontinued operations...........................  $(1,092)

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

                                                       YEAR ENDED DECEMBER 31,
                                                 ------------------------------------
                                                   2000          1999          1998
                                                 --------      --------      --------
                                                       IN THOUSANDS OF DOLLARS
Outstanding at beginning of year...............   $ 371         $1,075       $    --
Establishment of reserve.......................      --             --         9,674
Write-down of assets...........................      --             --        (4,667)
Severance......................................      --             --        (3,015)
Office rent....................................      --             --          (325)
Accrued expenses...............................    (170)          (322)         (248)
Leasehold improvements.........................      --             --          (189)
Furniture lease................................      --           (143)          (91)
Office lease...................................      21           (239)          (64)
                                                  -----         ------       -------
Outstanding at end of year.....................   $ 222         $  371       $ 1,075
                                                  =====         ======       =======

                               THOMAS GROUP, INC.

NOTE 4 OTHER ASSETS

                                                                DECEMBER 31,
                                                          ------------------------
                                                            2000           1999
                                                          ---------      ---------
                                                          IN THOUSANDS OF DOLLARS
Deferred compensation plan assets.......................   $ 2,773        $ 2,603
Prepaid expenses........................................     1,075            709
Current receivables.....................................     1,483            365
Income tax receivable...................................       640            129
Investment in Texas Stadium Suite.......................       151            170
Notes receivable, affiliate.............................        52            171
Other...................................................        20            256
                                                           -------        -------
                                                             6,194          4,403
Less current portion....................................    (3,102)        (1,317)
                                                           -------        -------
                                                           $ 3,092        $ 3,086
                                                           =======        =======

NOTE 5 PROPERTY AND EQUIPMENT

                                                                DECEMBER 31,
                                                          ------------------------
                                                            2000           1999
                                                          ---------      ---------
                                                          IN THOUSANDS OF DOLLARS
Equipment...............................................   $ 7,525        $ 6,055
Furniture and fixtures..................................     3,239          2,166
Leasehold improvements..................................     2,485          1,939
Equipment under capital leases..........................        --            977
Construction in process.................................        --              8
Automobiles.............................................       116             78
                                                           -------        -------
                                                            13,365         11,223
Less accumulated depreciation and amortization,
  including $734 relating to capital leases in 1999.....    (9,536)        (8,793)
                                                           -------        -------
                                                           $ 3,829        $ 2,430
                                                           =======        =======

    During 2000, the Company retired fully depreciated computer equipment under capital lease obligations totaling approximately $1.0 million.

                               THOMAS GROUP, INC.

NOTE 6 LONG-TERM OBLIGATIONS

                                                                DECEMBER 31,
                                                           ----------------------
                                                             2000          1999
                                                           --------      --------
                                                              IN THOUSANDS OF
                                                                  DOLLARS
Deferred compensation plan...............................   $2,773        $2,603
Estimated loss on disposal of segment....................      575         1,150
Capital lease obligations................................       --           247
Other....................................................        9           244
                                                            ------        ------
                                                             3,357         4,244
Less current portion.....................................     (575)         (822)
                                                            ------        ------
                                                            $2,782        $3,422
                                                            ======        ======

NOTE 7 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                 DECEMBER 31,
                                                           ------------------------
                                                             2000           1999
                                                           ---------      ---------
                                                           IN THOUSANDS OF DOLLARS
Accounts payable trade...................................   $   674        $  896
Accrued CEO transition cost..............................     1,119            --
Line of credit...........................................     1,005           144
Accrued payroll and bonuses..............................       543         1,399
Accrued restructuring....................................       222           371
Accrued employee benefits................................       100           123
Other accrued liabilities................................     2,075         1,746
                                                            -------        ------
                                                            $ 5,738        $4,679
                                                            =======        ======

NOTE 8 INCOME TAXES

    The domestic and foreign source components of income (loss) before taxes are as follows:

                                                     YEAR ENDED DECEMBER 31,
                                               ------------------------------------
                                                 2000          1999          1998
                                               --------      --------      --------
                                                     IN THOUSANDS OF DOLLARS
Domestic sources.............................  $(2,404)      $ 3,207       $(4,894)
Foreign sources..............................    6,949         6,702         5,022
                                               -------       -------       -------
                                                 4,545         9,909           128
Discontinued operations......................      249        (3,758)       (6,206)
                                               -------       -------       -------
                                               $ 4,794       $ 6,151       $(6,078)
                                               =======       =======       =======

                               THOMAS GROUP, INC.

NOTE 8 INCOME TAXES (CONTINUED)
    The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                    2000          1999          1998
                                                  --------      --------      --------
                                                        IN THOUSANDS OF DOLLARS
Income taxes at statutory rate..................   $1,545       $ 3,369         $ 44
Effect on taxes resulting from:
  State taxes...................................      255           322            5
  Foreign taxes.................................       --            --          (16)
  Increase (decrease) in valuation allowance....      174        (1,043)          --
  Foreign income subject to current U.S.
    taxation....................................      622           772           --
  Other (primarily permanent differences).......     (778)          345            4
                                                   ------       -------         ----
                                                   $1,818       $ 3,765         $ 37
                                                   ======       =======         ====

    Federal, state and foreign income tax expense consists of the following:

                                                      YEAR ENDED DECEMBER 31,
                                                ------------------------------------
                                                  2000          1999          1998
                                                --------      --------      --------
                                                      IN THOUSANDS OF DOLLARS
Current tax expense:..........................
  Federal.....................................   $   36       $   334       $     -
  State.......................................       34           661             -
  Foreign.....................................      533         1,147         1,095
                                                 ------       -------       -------
                                                    603         2,142         1,095
Deferred tax expense (benefit):
  Federal.....................................      958           826        (3,589)
  State.......................................      357          (631)         (422)
  Foreign.....................................       --            --         1,180
                                                 ------       -------       -------
                                                  1,315           195        (2,831)
                                                 ------       -------       -------
                                                 $1,918       $ 2,337       $(1,736)
                                                 ======       =======       =======

    Income tax expense (benefit) is included in the consolidated financial statements as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                ------------------------------------
                                                  2000          1999          1998
                                                --------      --------      --------
                                                      IN THOUSANDS OF DOLLARS
Continuing operations.........................   $1,818       $ 3,765       $    37
Discontinued operations.......................      100        (1,428)       (1,773)
                                                 ------       -------       -------
                                                 $1,918       $ 2,337       $(1,736)
                                                 ======       =======       =======

                               THOMAS GROUP, INC.

NOTE 8 INCOME TAXES (CONTINUED)
    Significant components of the Company's net deferred tax assets (liabilities) for federal and state income taxes are as follows:

                                                                DECEMBER 31,
                                                           ----------------------
                                                             2000          1999
                                                           --------      --------
                                                              IN THOUSANDS OF
                                                                  DOLLARS
Deferred tax assets:
  Foreign tax credit carryforward........................   $2,519        $1,527
  Fixed assets...........................................       --           201
  Allowance for doubtful accounts........................      102           207
  Restructuring expenses.................................       85         1,501
  Discontinued operations................................      218           437
  Accrued expenses.......................................      259           481
  Deferred compensation..................................      834           688
  Net operating loss carryforward........................      558           483
  Minimum tax credit carryforward........................      176           178
                                                            ------        ------
                                                             4,751         5,703
  Valuation allowance....................................     (646)         (472)
                                                            ------        ------
  Total deferred tax assets..............................    4,105         5,231

Deferred tax liabilities:
  Unremitted earnings of foreign subsidiaries............     (471)         (408)
  Other, net.............................................     (295)         (170)
                                                            ------        ------
  Total deferred tax liabilities.........................     (766)         (578)
                                                            ------        ------
    Net deferred tax asset...............................   $3,339        $4,653
                                                            ======        ======

Net deferred tax asset--current..........................   $1,339        $3,252
Net deferred tax asset--non-current......................    2,000         1,401
                                                            ------        ------
                                                            $3,339        $4,653
                                                            ======        ======

    At December 31, 2000 the Company has approximately $1.9 million of Asian net operating loss carryover which has been completely offset by a valuation allowance. In addition, the Company has approximately $2.5 million of U.S. foreign tax credit carryovers which begin to expire in 2003 and approximately $176,000 of U.S. minimum tax credits which may be carried forward indefinitely.

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

                               THOMAS GROUP, INC.

NOTE 9 EMPLOYEE BENEFIT PLANS

    The Company sponsors a 401(k) retirement plan. The Company, at its discretion, matches a portion of the participants' contribution. Participants are vested in the Company's matching contribution after five years of full-time service and may join the plan January 1 and July 1. Matching contribution expense was $0.4 million for 2000, 1999, and 1998, respectively.

    In 1994, the Company established a non-qualified deferred compensation plan. Participation is limited to officers and key employees. Assets and accrued liabilities of the plan were $2.8 and $2.6 million at December 31, 2000 and 1999, respectively and are recorded in the long term section of the balance sheet.

    The Company partially self-insures its medical costs associated with injury and hospitalization to its employees and their dependents up to a limit of $54,000 per person per plan year. Stop loss insurance is purchased for claims in excess of the self-insurance limits. The current program also has contractual caps on the total aggregate claims the Company is obligated to fund in any plan year. The Company had an accrual for outstanding claims of approximately
$0.1 million to cover any loss incurred, including those not yet reported, through December 31, 2000.

NOTE 10 COMMITMENTS AND CONTINGENCIES

    The Company was party to a legal action styled Philip and Wayne Thomas v. Thomas Group, Inc., before the U.S. District Court, Middle District of Louisiana, consolidated with another action by Thomas Group of Louisiana, Inc. against Mr. and Mrs. Thomas. Mr. and Mrs. Thomas sought to "enforce leases" and seized, under a writ of sequestration, movable assets at the Company's former facility in Louisiana. The court subsequently lifted the sequestration order. Mr. and Mrs. Thomas then filed suit in state court against the Company and others, seeking damages for alleged breach of the leases.

    The Company was party to an arbitration proceeding with Mr. Thomas, the former Chairman and CEO of the Company. The arbitration panel ruled that the former executive had received all benefits due under a written employment agreement and was due no additional compensation.

    All of these matters were settled by mutual consent of all parties by a written Settlement Agreement and Mutual Release dated December 20, 2000. As part of that settlement agreement, all lawsuits with Mr. Thomas and related parties have been, or are to be dismissed, and all actions required by the parties as a result of the arbitration award have been concluded or rendered moot by virtue of the settlement agreement.

    On March 16, 2001, the Company received notice of a claim from Balanced Scorecard Collaborative, Inc. ("BSCol"), to mediate/arbitrate a dispute regarding BSCol's claim for unpaid fees under the parties' March 2000 agreement. The notice letter does not quantify the claim, but the Company anticipates the claim to be for approximately $2.7 million. Failing resolution during mediation, the matter will be resolved by a proceeding before the American Arbitration Association in Dallas, Texas pursuant to an arbitration provision in the parties' agreement. The Company believes BSCol's claim has no merit, and will seek a determination that BSCol is owed nothing further.

    The Company has become subject to various other claims and other legal matters, such as collection matters initiated by the Company, in the course of conducting its business. The Company believes that neither such claims and other legal matters nor the cost of prosecuting and/or defending

                               THOMAS GROUP, INC.

NOTE 10 COMMITMENTS AND CONTINGENCIES (CONTINUED) such claims and other legal matters will have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows.

    The Company leases office space, vehicles and various types of office equipment under non-cancelable operating leases. Rent expense related to operating leases totaled $1.8 million for 2000, $1.5 million for 1999 and $2.1 million for 1998.

    Minimum lease payments required under non-cancelable lease arrangements subsequent to December 31, 2000, are as follows:

                                                               OPERATING
                                                                 LEASES
                                                              ------------
                                                              IN THOUSANDS
                                                               OF DOLLARS
2001........................................................     $ 2,508
2002........................................................       1,867
2003........................................................       1,416
2004........................................................       1,008
2005........................................................         946
Thereafter..................................................       3,239
                                                                 -------
Total minimum lease payments................................      10,984
Sublease arrangements.......................................        (749)
                                                                 -------
Net minimum lease payments..................................     $10,235
                                                                 =======

NOTE 11 SEGMENT DATA AND SALES TO MAJOR CUSTOMERS

    The Company operates in one industry segment, but conducts its business primarily in three geographic areas: the United States, Europe and Asia. Information regarding these areas follows:

                                               UNITED STATES    EUROPE      ASIA     CORPORATE    TOTAL
                                               -------------   --------   --------   ---------   --------
                                                                IN THOUSANDS OF DOLLARS
Year ended December 31, 2000:
Revenue......................................     $30,171      $29,040     $8,487     $   --     $67,698
Long-lived assets............................     $ 2,909      $ 1,071     $   17     $4,924     $ 8,921

Year ended December 31, 1999:
Revenue......................................     $39,933      $18,352     $5,521     $   --     $63,806
Long-lived assets............................     $ 2,011      $   680     $   51     $4,175     $ 6,917

Year ended December 31, 1998:
Revenue......................................     $48,027      $16,764     $3,570     $    -     $68,361
Long-lived assets............................     $ 3,420      $   572     $   54     $6,494     $10,540

                               THOMAS GROUP, INC.

NOTE 11 SEGMENT DATA AND SALES TO MAJOR CUSTOMERS (CONTINUED)
    The following table indicates those clients whose revenues were in excess of 10% of consolidated revenues in any of the three years ended December 31, 2000.

                                                UNITED      % OF                     % OF                         % OF
                                                STATES     TOTAL         EUROPE     TOTAL        ASIA/PACIFIC    TOTAL
                                               --------   --------      --------   --------      ------------   --------
                                                                        IN THOUSANDS OF DOLLARS
Year Ended December 31, 2000:
  Client 1...................................       --       --         $19,602      29%                 --           --
  Client 2...................................  $ 5,248       8%         $ 5,346       8%                 --           --
  Client 3...................................  $ 9,750      14%              --       --                 --           --

Year Ended December 31, 1999:
  Client 1...................................  $11,954      19%         $ 1,412       2%                 --           --
  Client 2...................................  $   486       1%         $ 9,252      14%                 --           --
  Client 3...................................  $ 7,977      12%              --       --                 --           --

Year ended December 31, 1998:
  Client 1...................................  $20,466      30%              --       --                 --           --

NOTE 12 RELATED PARTY TRANSACTIONS

    In 1997, Mr. Philip R. Thomas, former Chairman and Chief Executive Officer, earned $0.8 million in incentive compensation and was paid compensation advances of $1.4 million. The excess of $0.6 million was to be repaid through the tender of shares to the Company, as described in the following paragraph. Mr. Thomas did not earn incentive compensation in 1996 and therefore executed a $1.5 million promissory note, bearing interest at prime plus 1/4% for advances made to him. This note was extended and was paid by Mr. Thomas as a result of the Company's purchase of shares from Mr. Thomas, as described in the following paragraph.

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

    OTHER AFFILIATES--In 1996 the Company advanced a key employee $0.2 million. The employee executed a promissory note due December 18, 2000. At December 31, 2000, there were no amounts due on this promissory note.

    A summary of current receivables from affiliates follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
                                                                 IN THOUSANDS OF
                                                                     DOLLARS
Other affiliates--long term.................................    $52           $171

                               THOMAS GROUP, INC.

NOTE 12 RELATED PARTY TRANSACTIONS (CONTINUED)
    A summary of transactions with affiliates follows:

                                                            YEAR ENDED DECEMBER 31,
                                                      ------------------------------------
                                                        2000          1999          1998
                                                      --------      --------      --------
                                                            IN THOUSANDS OF DOLLARS
Philip R. Thomas:
  Real estate and other rentals paid to Mr.
    Thomas..........................................    $ --          $  6          $  6
Other Affiliates:
  Employee loans....................................    $ --          $100          $100

NOTE 13 FINANCING AGREEMENT

    The Company maintains a $15 million revolving credit agreement which expires December 3, 2003. In April 1999, the revolving credit agreement was amended to reduce the maximum allowable borrowings from $20 million to $15 million. Loans under this agreement bear interest at the prime rate or other similar interest options. At December 31, 2000 the Company had approximately $1.0 million outstanding on this agreement. The Company utilized the credit line during 2000 to meet working capital requirements. Total interest paid, at an annual rate of 9.25%, was $133,000. The Company paid commitment fees for the periods for which the Company had no outstanding amounts totaling $66,000, $57,000 and $67,000 for 2000, 1999 and 1998, respectively.

    In addition, the Company has a $1.0 million credit facility for the purchase of portable computer equipment. In 1997 the Company made draws of $0.9 million on this facility to purchase notebook computers. No additional draws were made on this facility during 2000, 1999 or 1998. At December 31, 2000, no amounts remained outstanding on the credit facility. Total interest paid under this facility was $8,000, $35,000 and $89,000 for 2000, 1999 and 1998, respectively, at an interest rate of 7.25%.

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

    The Company grants nominal amounts of options to officers and employees at an exercise price lower than the market price of the stock at the date of grant. The total related deferred compensation expense is being recognized as the options vest. The total 2000 compensation cost of $58,000 was recorded as an increase in additional paid-in capital.

    The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock Based Compensation." This statement requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999, and 1998: dividend yield of 0%; expected volatility of 65%; risk free interest rate of 6%; and expected life of

                               THOMAS GROUP, INC.

NOTE 14 COMMON STOCK AND STOCK OPTIONS (CONTINUED)
5 years. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      YEAR ENDED DECEMBER 31,
                                                ------------------------------------
                                                  2000          1999          1998
                                                --------      --------      --------
                                                      IN THOUSANDS OF DOLLARS
Net Income (Loss)
As reported...................................   $2,876        $3,814       $(4,342)
Pro forma.....................................   $2,383        $3,165       $(7,308)
Earnings (Loss) Per Share
  As reported
  Basic.......................................   $ 0.62        $ 0.78       $ (0.82)
  Diluted.....................................   $ 0.62        $ 0.78       $ (0.80)
Pro forma
  Basic.......................................   $ 0.52        $ 0.65       $ (1.38)
  Diluted.....................................   $ 0.51        $ 0.64       $ (1.34)

    A summary of the status of the Company's stock options to employees as of December 31, 2000, 1999 and 1998 and changes in the years then ended is presented below.

                                                   2000                   1999                   1998
                                           --------------------   --------------------   --------------------
                                                       WEIGHTED               WEIGHTED               WEIGHTED
                                                       AVERAGE                AVERAGE                AVERAGE
COMMON OPTION SHARES                        SHARES     EXERCISE               EXERCISE               EXERCISE
                                           ---------    PRICE      SHARES      PRICE      SHARES      PRICE
- --------------------------------------------------     --------   ---------   --------   ---------   --------
Outstanding at beginning of year.........  1,339,932    $10.15    1,636,354    $10.52    1,506,818    $ 9.89
  Granted................................     88,400      9.24      141,681      8.84    1,334,718     11.37
  Exercised..............................    (44,721)    11.00     (211,694)     9.07     (299,543)    10.45
  Forfeited..............................   (515,295)    11.44     (226,409)     9.00     (905,639)    11.63
                                           ---------    ------    ---------    ------    ---------    ------
Outstanding at end of year...............    868,316    $ 9.29    1,339,932    $10.15    1,636,354    $10.52
                                           =========    ======    =========    ======    =========    ======
Options exercisable at year-end..........    518,106    $ 9.94      882,489    $11.00    1,093,274    $10.52
Weighted average grant-date fair value of
  options granted........................               $ 8.79                 $ 8.84                 $11.37

                                                   2000                   1999                   1998
                                           --------------------   --------------------   --------------------
                                                       WEIGHTED               WEIGHTED               WEIGHTED
                                                       AVERAGE                AVERAGE                AVERAGE
COMMON B OPTION SHARES                      SHARES     EXERCISE               EXERCISE               EXERCISE
                                           ---------    PRICE      SHARES      PRICE      SHARES      PRICE
- --------------------------------------------------     --------   ---------   --------   ---------   --------
Outstanding at beginning of year.........         --        --           --        --        9,000    $ 5.44
  Granted................................         --        --           --        --           --        --
  Exercised..............................         --        --           --        --           --        --
  Forfeited..............................         --        --           --        --       (9,000)     5.44
                                           ---------    ------    ---------    ------    ---------    ------
Outstanding at end of year...............         --        --           --        --           --    $   --
                                           =========    ======    =========    ======    =========    ======
Options exercisable at year-end..........         --        --           --        --           --        --

                               THOMAS GROUP, INC.

NOTE 14 COMMON STOCK AND STOCK OPTIONS (CONTINUED)
    The following table summarizes information about stock options outstanding at December 31, 2000.

                                            OPTIONS OUTSTANDING
                                      -------------------------------
                                        WEIGHTED                            OPTIONS EXERCISABLE
                                        AVERAGE                         ---------------------------
          COMMON OPTIONS               REMAINING     WEIGHTED AVERAGE              WEIGHTED AVERAGE
- -----------------------------------   CONTRACTUAL        EXERCISE                      EXERCISE
   EXERCISE PRICE       OUTSTANDING   LIFE (YEARS)        PRICE          SHARES         PRICE
- ---------------------   -----------   ------------   ----------------   --------   ----------------
$ 0.00 -  7.94            296,696          6.76           $ 7.44         47,067         $ 6.27
  8.00 -  9.94            407,932          7.24             9.02        350,901           9.01
 10.09 - 13.75             94,610          6.98            11.60         51,060          11.93
 14.25 - 16.88             67,778          5.11            15.63         67,778          15.63
 18.44 - 18.93              1,300          5.43            18.93          1,300          18.93
   --------------         -------          ----           ------        -------         ------
$ 0.00 - 18.93            868,316          6.88           $ 9.29        518,106         $ 9.94
   ==============         =======          ====           ======        =======         ======

NOTE 15 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                     2000          1999          1998
                                                   --------      --------      --------
                                                         IN THOUSANDS OF DOLLARS
Interest paid....................................   $  215         $107         $  198
Income taxes paid................................   $1,602         $928         $1,290