Form 10-Q
period 2001-03-31
THOMAS GROUP INC
filed 2001-05-11
CIK 900017

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

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

    As of May 8, 2001 the following number of shares of the registrant's stock were outstanding:

Common stock................................................  4,157,030
Class B common stock........................................      3,970
                                                              ---------
Total.......................................................  4,161,000
                                                              =========

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               THOMAS GROUP, INC.

PART I--FINANCIAL INFORMATION

                                                              PAGE NO.
                                                              --------
Item 1--Financial Statements (unaudited)
  Consolidated Balance Sheets, March 31, 2001 and December
  31, 2000..................................................      3
  Consolidated Statements of Operations for the Three Months
  Ended March 31, 2001 and 2000.............................      4
  Consolidated Statements of Cash Flows for the Three Months
  Ended March 31, 2001 and 2000.............................      5
  Notes to Consolidated Financial Statements................      6
Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................      8

PART II--OTHER INFORMATION

Item 6--Exhibits and Reports on Form 8-K....................     11

ITEM I--FINANCIAL STATEMENTS

                               THOMAS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                        ASSETS
Current Assets
  Cash and cash equivalents.................................  $  8,317      $  6,631
  Trade accounts receivable, net of allowances of $299 and
    $269 in 2001 and 2000, respectively.....................     8,392        10,856
  Unbilled receivables......................................        71           233
  Deferred tax asset........................................     1,339         1,339
  Other assets..............................................     3,558         3,102
                                                              --------      --------
    Total Current Assets....................................    21,677        22,161
                                                              --------      --------
Property and equipment, net.................................     3,670         3,829
Deferred tax asset..........................................     2,000         2,000
Other assets................................................     3,120         3,092
                                                              --------      --------
                                                              $ 30,467      $ 31,082
                                                              ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued liabilities..................  $  5,457      $  5,738
  Income taxes payable......................................       216           575
  Current maturities of long-term obligations...............       575           575
                                                              --------      --------
    Total Current Liabilities...............................     6,248         6,888
Long-term obligations.......................................     2,743         2,782
                                                              --------      --------
    Total Liabilities.......................................     8,991         9,670
                                                              --------      --------

Commitments and Contingencies

Stockholders' Equity
  Common stock, $.01 par value; 25,000,000 shares
    authorized; 6,667,662 and 6,659,267 shares issued and
    4,156,663 and 4,214,968 shares outstanding in 2001 and
    2000, respectively......................................        67            67
  Class B common stock, $.01 par value; 1,200,000 shares
    authorized; 3,970 shares issued and outstanding.........        --            --
  Additional paid-in capital................................    24,316        24,265
  Retained earnings.........................................    20,754        20,344
  Accumulated other comprehensive loss......................    (1,362)       (1,362)
  Treasury stock, 2,510,999 and 2,444,299 shares in 2001 and
  2000, respectively........................................   (22,299)      (21,902)
                                                              --------      --------
    Total Stockholders' Equity..............................    21,476        21,412
                                                              --------      --------
                                                              $ 30,467      $ 31,082
                                                              ========      ========

          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Revenue.....................................................  $   16,360   $   16,275
Cost of sales...............................................       9,649        8,906
                                                              ----------   ----------
Gross profit................................................       6,711        7,369
Selling, general and administrative.........................       6,003        6,145
                                                              ----------   ----------
Operating income............................................         708        1,224
Interest income (expense), net..............................         (25)          53
                                                              ----------   ----------
Income before income taxes..................................         683        1,277
Income taxes................................................         273          511
                                                              ----------   ----------
Net income..................................................  $      410   $      766
                                                              ==========   ==========
Earnings per common share: Basic............................  $      .10   $      .16
Diluted.....................................................  $      .10   $      .16
Weighted average shares:
Basic.......................................................   4,184,374    4,762,895
Diluted.....................................................   4,197,989    4,898,001

          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash Flows From Operating Activities:
Net income..................................................   $  410     $  766
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................      339        370
  Amortization..............................................        5         92
  Allowance for doubtful accounts...........................       30        550
  Amortization of stock option grants.......................       13         73
  Other.....................................................      (51)      (278)
  Change in operating assets and liabilities:
    (Increase) decrease in trade accounts receivable........    2,091        476
    (Increase) decrease in unbilled receivables.............      161       (731)
    (Increase) decrease in other assets.....................     (406)      (447)
    Increase (decrease) in accounts payable and accrued
    liabilities.............................................      182       (382)
    Increase (decrease) in advance payments.................       --        206
    Increase (decrease) in income taxes payable.............     (360)      (211)
                                                               ------     ------
Net Cash Provided by Operating Activities...................    2,414        484

Cash Flows From Investing Activities:
Capital expenditures........................................     (150)      (604)
                                                               ------     ------
Net Cash Used In Investing Activities.......................     (150)      (604)

Cash Flows From Financing Activities:
Purchase of treasury stock..................................     (397)      (429)
Proceeds from exercise of stock options.....................       38        119
Payment of other long-term obligations......................      (38)         7
Net advances (repayments) -- line of credit.................     (512)        48
                                                               ------     ------
Net Cash Used In Financing Activities.......................     (909)      (255)
Effect of Exchange Rate Changes on Cash.....................     (331)       159
                                                               ------     ------
Net increase (decrease) in cash and cash equivalents........    1,686       (216)
Cash and Cash Equivalents:
Beginning of period.........................................    6,631      9,698
                                                               ------     ------
End of period...............................................   $8,317     $9,482
                                                               ======     ======

          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

    1. The unaudited consolidated financial statements of Thomas Group, Inc. (the "Company") include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's
Form 10-K for the 2000 fiscal year filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations for the entire year ending December 31, 2001.

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

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
IN THOUSANDS, EXCEPT PER SHARE DATA                             2001       2000
-----------------------------------                           --------   --------
NUMERATOR:
  Net income................................................   $ 410      $ 766
                                                               =====      =====
DENOMINATOR:
Weighted Average Shares Outstanding:
  Basic.....................................................   4,184      4,763
  Effect of Dilutive Securities:
  Common Stock Options......................................      14        135
                                                               -----      -----
  Diluted...................................................   4,198      4,898
                                                               =====      =====
EARNINGS PER SHARE:
  Basic.....................................................   $ .10      $ .16
  Diluted...................................................   $ .10      $ .16

    3. SIGNIFICANT CLIENTS--The Company recorded revenues from one client of $6.0 million or 37% of revenue for the three months ended March 31, 2001. Revenue for the same client totaled $3.7 million or 23% of revenue for the three months ended March 31, 2000.

    Revenues from a second client totaled $2.3 million, or 14% of revenue for the three months ended March 31, 2001 and 2000, respectively.

    Revenues from a third client totaled $3.2 million or 19% of revenue for the three months ended March 31, 2000.

    There were no other clients from whom revenue exceeded 10% of total revenue in the three months ended March 31, 2001 and 2000, respectively.

                               THOMAS GROUP, INC.

                                  (UNAUDITED)

    4. COMPREHENSIVE INCOME--Comprehensive income includes all changes in equity (foreign currency translation) except those resulting from investments by owners and distributions to owners.

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
IN THOUSANDS OF DOLLARS                                         2001       2000
-----------------------                                       --------   --------
Net income..................................................    $410      $ 766
Other comprehensive (loss)..................................      --       (309)
                                                                ----      -----
Comprehensive income........................................    $410      $ 457
                                                                ====      =====

    5. REVOLVING CREDIT AGREEMENT--The Company maintains a $15 million revolving credit agreement with Comerica Bank. The agreement is in place to provide funding for potential future operating cash requirements or business expansion purposes. Loans under this agreement bear interest at the prime rate or other similar interest options. At March 31, 2001 the Company had approximately $0.5 million outstanding on this agreement. The Company utilized the credit line during the first three months of 2001 to meet working capital requirements when transferring funds between subsidiaries was not efficient.

    6. LEGAL PROCEEDINGS--On March 16, 2001, the Company received notice of a claim from Balanced Scorecard Collaborative, Inc. ("BSCol"), to mediate/arbitrate a dispute regarding BSCol's claim for unpaid fees under the parties' March 2000 agreement. The notice letter does not quantify the claim, but the Company anticipates the claim to be for approximately $2.7 million. Failing resolution during an April 26 mediation, the matter will be resolved by a proceeding before the American Arbitration Association in Dallas, Texas pursuant to an arbitration provision in the parties' agreement. The Company believes BSCol's claim has no merit, and will seek a determination that BSCol is owed nothing further.

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

    7.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                   THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
Interest paid...............................................    $ 87          $ 19
Taxes paid..................................................    $664          $479

    8. RECENT ACCOUNTING STANDARDS--The Company adopted the provisions of Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. This statement standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of hedged assets or liabilities that are attributable to the hedged risk or, (b) the earnings effect of the hedged transaction. Derivatives that are not hedges must be adjusted to fair value through income. Adoption of SFAS 133 had no effect on the Company's financial statements.

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

    The following table sets forth the percentages which items in the statement of operations bear to revenue:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenue.....................................................   100.0%     100.0%
Cost of sales...............................................    59.0       54.7
                                                               -----      -----
Gross profit................................................    41.0       45.3
Selling, general and administrative.........................    36.7       37.8
                                                               -----      -----
Operating income............................................     4.3        7.5
Interest income (expense), net..............................    (0.1)       0.3
                                                               -----      -----
Income before income taxes..................................     4.2        7.8
Income taxes................................................     1.7        3.1
                                                               -----      -----
Net income..................................................     2.5%       4.7%
                                                               =====      =====

    The following table sets forth the Company's revenue by geographic region:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
United States...............................................  $ 5,330    $ 9,095
Europe......................................................    7,758      5,885
Asia/Pacific................................................    3,272      1,295
                                                              -------    -------
Total Revenue...............................................  $16,360    $16,275
                                                              =======    =======

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

    REVENUE--Revenue increased $0.1 million or 1% in the first quarter of 2001 when compared to the first quarter of 2000.

    Revenue relating to United States region operations decreased 41% due to the completion of two contracts, which accounted for $4.5 million in 2000. European region revenue increased 32% due to increased revenue of $2.3 million associated with a major client. Asia/Pacific region revenue increased 153% due to growth related to increased contracts.

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    Fixed fee and incentive fee contracts accounted for 81% and 19% of revenue, respectively, for the first quarter of 2001 and 99% and 1% of revenue, respectively, for the first quarter of 2000.

    GROSS PROFIT--Gross profit was 41% of revenue in the first quarter of 2001 compared to 45% during the first quarter of 2000. The decrease in gross profit relates to a non-recurring severance charge and increased employee bonus cost in 2001 on relatively the same comparative revenue level.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES--Selling, general and administrative expenses decreased to $6.0 million or 37% of revenue in the first quarter of 2001 from $6.1 million or 38% of revenue in the first quarter of 2000. The decrease in selling, general and administrative expenses reflects the positive impact of the Company's global cost reduction efforts designed to more directly align expenses with near-term business levels and essential growth initiatives. Cost savings related to decreased marketing and advertising expenses of $0.5 million and the absence of a $0.6 million bad debt write-off in 2000. These cost savings were offset by a one-time severance charge of $0.2 million and employee bonus costs of $0.5 million.

    RESULTS OF OPERATIONS--Net income in the first quarter of 2001 was $0.4 million, or $.10 per diluted share ($.10 per basic share) compared to net income of $0.8 million, or $.16 per diluted share ($.16 per basic share), in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents increased by $1.7 million in the first three months of 2001 compared to a $0.2 million decrease in the first three months of 2000. The major components of these changes are discussed below:

    CASH FLOWS FROM OPERATING ACTIVITIES--Operating activities provided cash of $2.4 million in the first three months of 2001 compared to cash provided by operations of $0.5 million in the first three months of 2000. The increase in cash provided by operating activities is due primarily to collection of trade accounts receivable.

    CASH FLOWS FROM INVESTING ACTIVITIES--Cash flows used in investing activities totaled $0.2 million in the first three months of 2001 and were attributable primarily to purchases of leasehold improvements and automobiles to facilitate program support in the European region. Capital expenditures for the comparable period of the prior year were $0.6 million and were primarily for the purchase of computer software, office and miscellaneous equipment.

    CASH FLOWS FROM FINANCING ACTIVITIES--Cash flows used in financing activities were $0.9 million compared to $0.3 million when comparing the first three months of 2001 to the first three months of 2000. The use of cash is attributable to net repayments of $0.5 million on the Company's line of credit and the purchase of treasury stock.

    In January and October of 1999, the Company announced two stock repurchase plans for up to 250,000 and 500,000 shares, respectively. In August of 2000, the Company announced an additional stock repurchase plan of up to 750,000 shares. During 1999, the Company purchased 289,150 shares at an average price of $8.41 per share. During 2000, the Company purchased 596,300 shares at an average price of $7.96 per share. Through May 8, 2001, the Company had purchased 77,400 shares at an average price of $5.88 per share.

    The Company maintains a $15 million revolving credit agreement with Comerica Bank. The agreement is in place to provide funding for potential future operating cash requirements or business expansion purposes. Loans under this agreement bear interest at the prime rate or other similar interest options. At March 31, 2001 the Company had approximately $0.5 million outstanding on this agreement.

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The Company utilized the credit line during the first three months of 2001 to meet working capital requirements when transferring funds between subsidiaries was not efficient.

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

                               THOMAS GROUP, INC.

PART II--OTHER INFORMATION

Item 6--Exhibits and Reports on Form 8-K

    (a) Exhibits:

           10.1 Employment Agreement between the Company and John R. Hamann

    (b) Reports on Form 8-K for the Quarter Ending March 31, 2001:

        Date of Filing                    Subject
        --------------                    -------
        April 24, 2001                    Thomas Group, Inc. First Quarter Earnings Release

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       THOMAS GROUP, INC.
                                                       Registrant

                    May 11, 2001                                     /s/ JOHN R. HAMANN
                     ----------                        ---------------------------------------------
                        Date                                           John R. Hamann
                                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

                    May 11, 2001                                    /s/ JAMES T. TAYLOR
                     ----------                        ---------------------------------------------
                        Date                                          James T. Taylor
                                                         VICE PRESIDENT AND CHIEF FINANCIAL OFFICER