Form 10-Q
period 2001-06-30
THOMAS GROUP INC
filed 2001-08-10
CIK 900017

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR

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

    As of August 9, 2001 the following number of shares of the registrant's stock were outstanding:


Common stock................................................  4,166,571
Class B common stock........................................      3,970
                                                              ---------
  Total.....................................................  4,170,541
                                                              =========

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               THOMAS GROUP, INC.

PART I--FINANCIAL INFORMATION

                                                              PAGE NO.
                                                              --------
Item 1--Financial Statements (unaudited)
       Consolidated Balance Sheets, June 30, 2001 and
       December 31, 2000....................................      3
       Consolidated Statements of Operations for the Three
and Six Month Periods Ended
         June 30, 2001 and 2000.............................      4
       Consolidated Statements of Cash Flows for the Six
Month Periods Ended June 30,
         2001 and 2000......................................      5
       Notes to Consolidated Financial Statements...........      6
Item 2-- Management's Discussion and Analysis of Financial
Condition and Results of
         Operations.........................................      8

PART II--OTHER INFORMATION

Item 6--Exhibits and Reports on Form 8-K....................     12

ITEM 1--FINANCIAL STATEMENTS

                               THOMAS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
                                       ASSETS
Current Assets
  Cash and cash equivalents.................................  $  7,918     $  6,631
  Trade accounts receivable, net of allowances of $437 and
    $269 in 2001 and 2000, respectively.....................     7,625       10,856
  Unbilled receivables......................................       149          233
  Deferred tax asset........................................     1,339        1,339
  Other assets..............................................     4,036        3,102
                                                              --------     --------
    Total Current Assets....................................    21,067       22,161
                                                              --------     --------
Property and equipment, net.................................     3,319        3,829
Deferred tax asset..........................................     2,000        2,000
Other assets................................................     3,088        3,092
                                                              --------     --------
                                                              $ 29,474     $ 31,082
                                                              ========     ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued liabilities..................  $  3,381     $  5,738
  Income taxes payable......................................       186          575
  Current maturities of long-term obligations...............       575          575
                                                              --------     --------
    Total Current Liabilities...............................     4,142        6,888
Long-term obligations.......................................     2,806        2,782
                                                              --------     --------
    Total Liabilities.......................................     6,948        9,670
                                                              --------     --------

Commitments and Contingencies

Stockholders' Equity
  Common stock, $.01 par value; 25,000,000 shares
    authorized; 6,680,479 and 6,659,267 shares issued and
    4,158,780 and 4,214,968 shares outstanding in 2001 and
    2000, respectively......................................        67           67
  Class B common stock, $.01 par value; 1,200,000 shares
    authorized; 3,970 shares issued and outstanding.........        --           --
  Additional paid-in capital................................    24,373       24,265
  Retained earnings.........................................    21,805       20,344
  Accumulated other comprehensive loss......................    (1,362)      (1,362)
  Treasury stock, 2,521,699 and 2,444,299 shares in 2001 and
    2000,
    respectively............................................   (22,357)     (21,902)
                                                              --------     --------
    Total Stockholders' Equity..............................    22,526       21,412
                                                              --------     --------
                                                              $ 29,474     $ 31,082
                                                              ========     ========

          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                                -----------------------   -----------------------
                                                   2001         2000         2001         2000
                                                ----------   ----------   ----------   ----------
Revenue.......................................  $   15,812   $   15,016   $   32,172   $   31,291
Cost of sales.................................       8,032        8,889       17,681       17,795
                                                ----------   ----------   ----------   ----------
Gross profit..................................       7,780        6,127       14,491       13,496
Selling, general and administrative...........       6,116        6,418       12,119       12,563
                                                ----------   ----------   ----------   ----------
Operating income (loss).......................       1,664         (291)       2,372          933
Other income, net.............................          88           60           63          113
                                                ----------   ----------   ----------   ----------
Income (loss) from continuing operations
  before income taxes.........................       1,752         (231)       2,435        1,046
Income taxes (benefit)........................         701          (93)         974          418
                                                ----------   ----------   ----------   ----------
Income (loss) from continuing operations......       1,051         (138)       1,461          628
Discontinued Operations:
Gain from discontinued operations, net of
  income tax of $100..........................          --          149           --          149
                                                ==========   ==========   ==========   ==========
Net income....................................  $    1,051   $       11   $    1,461   $      777
                                                ==========   ==========   ==========   ==========
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations......  $      .25   $     (.03)  $      .35   $      .13
Gain from discontinued operations.............          --          .03           --          .03
                                                ----------   ----------   ----------   ----------
Net Income....................................  $      .25   $       --   $      .35   $      .16
                                                ==========   ==========   ==========   ==========
Diluted:
Income (loss) from continuing operations......  $      .25   $     (.03)  $      .35   $      .13
Gain from discontinued operations.............          --          .03           --          .03
                                                ----------   ----------   ----------   ----------
Net income....................................  $      .25   $       --   $      .35   $      .16
                                                ==========   ==========   ==========   ==========
Weighted average shares:
Basic.........................................   4,158,384    4,663,786    4,171,357    4,713,387
Diluted.......................................   4,170,255    4,663,786    4,183,205    4,817,295

          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP,INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash Flows From Operating Activities:
Income from continuing operations...........................  $ 1,461    $   628
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
    Depreciation............................................      656        781
    Amortization............................................        9        186
    Allowance for doubtful accounts.........................      168        550
    Amortization of stock option grants.....................       21        146
    Other...................................................      113       (206)
    Change in operating assets and liabilities:
      (Increase) decrease in trade accounts receivable......    2,224      1,874
      (Increase) decrease in unbilled receivables...........       84     (1,340)
      (Increase) decrease in other assets...................     (695)      (491)
      Increase (decrease) in accounts payable and accrued
        liabilities.........................................   (1,293)    (1,835)
      Increase (decrease) in advance payments...............       --        167
      Increase (decrease) in income taxes payable...........     (390)      (502)
                                                              -------    -------
Net Cash Provided by (Used In) Operating Activities.........    2,358        (42)

Cash Flows From Investing Activities:
Capital expenditures........................................     (348)    (1,316)
                                                              -------    -------
Net Cash Used In Investing Activities.......................     (348)    (1,316)

Cash Flows From Financing Activities:
Purchase of treasury stock..................................     (455)    (2,009)
Proceeds from exercise of stock options.....................       87        386
Payment of other long-term obligations......................       --       (354)
Net advances (repayments) - line of credit..................   (1,005)     1,082
                                                              -------    -------
Net Cash Used In Financing Activities.......................   (1,373)      (895)

Effect of Exchange Rate Changes on Cash.....................      650       (814)
                                                              -------    -------
Net Cash Provided by (Used In) Continuing Operations........    1,287     (3,067)

Discontinued Operations:
Net Cash Provided by Operating Activities...................       --        249

Cash and Cash Equivalents:
Beginning of period.........................................    6,631      9,698
                                                              -------    -------
End of period...............................................  $ 7,918    $ 6,880
                                                              =======    =======

          See accompanying notes to consolidated financial statements.

                               THOMAS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

    1. The unaudited consolidated financial statements of Thomas Group, Inc. (the "Company") include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's
Form 10-K for the 2000 fiscal year filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results of operations for the entire year ending December 31, 2001. Certain amounts from prior periods have been reclassified to conform with the 2001 presentation.

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

                                                                 THREE MONTHS
                                                                     ENDED           SIX MONTHS ENDED
                                                                    JUNE 30               JUNE 30
                                                              -------------------   -------------------
IN THOUSANDS, EXCEPT PER SHARE DATA                             2001       2000       2001       2000
-----------------------------------                           --------   --------   --------   --------
NUMERATOR:
  Net income................................................   $1,051     $   11     $1,461     $  777
                                                               ======     ======     ======     ======
DENOMINATOR:
Weighted Average Shares Outstanding:
  Basic.....................................................    4,158      4,664      4,171      4,713
  Effect of Dilutive Securities:
  Common Stock Options......................................       12         --         12        104
                                                               ------     ------     ------     ------
  Diluted...................................................    4,170      4,664      4,183      4,817
                                                               ======     ======     ======     ======
EARNINGS (LOSS) PER SHARE:
  Basic.....................................................   $  .25     $   --     $  .35     $  .16
  Diluted...................................................   $  .25     $   --     $  .35     $  .16

    3. SIGNIFICANT CLIENTS--The Company recorded revenue from one client of $7.6 million and $13.6 million or 48% and 42% of revenue for the three and six month periods ended June 30, 2001. Revenue for the same client totaled
$4.0 million and $7.7 million or 27% and 25% of revenue for the three and six month periods ended June 30, 2000.

    Revenue from a second client totaled $2.3 million or 14% of revenue for the three month period ended June 30, 2001. Revenue for the same client totaled $2.9 million and $7.1 million or 20% and 23% of revenue for the three and six month periods ended June 30, 2000.

    Revenue from a third client totaled $2.3 million and $4.5 million or 15% and 14% of revenue for the three and six month periods ended June 30, 2000.

                               THOMAS GROUP, INC.

                                  (UNAUDITED)

    4. COMPREHENSIVE INCOME--Comprehensive income includes all changes in equity (foreign currency translation) except those resulting from investments by owners and distributions to owners.

                                                            THREE MONTHS           SIX MONTHS
                                                                ENDED                 ENDED
                                                              JUNE 30,              JUNE 30,
                                                         -------------------   -------------------
IN THOUSANDS OF DOLLARS                                    2001       2000       2001       2000
-----------------------                                  --------   --------   --------   --------
Net income.............................................   $1,051      $11       $1,461     $ 777
Other comprehensive income (loss)......................       --       48           --      (261)
                                                          ------      ---       ------     -----
Comprehensive income...................................   $1,051      $59       $1,461     $ 516
                                                          ======      ===       ======     =====

    5. REVOLVING CREDIT AGREEMENT--The Company maintains a $15 million revolving credit agreement with Comerica Bank. The agreement is in place to provide funding for potential future operating cash requirements or business expansion purposes. Loans under this agreement bear interest at the prime rate or other similar interest options. At June 30, 2001 the Company had no amounts outstanding on this agreement. The Company utilized the credit line during the first six months of 2001 to meet working capital requirements when transferring funds between subsidiaries was not efficient.

    6. LEGAL PROCEEDINGS--On March 16, 2001, the Company received notice of a claim from Balanced Scorecard Collaborative, Inc. ("BSCol"), to mediate/arbitrate a dispute regarding BSCol's claim for unpaid fees under the parties' March 2000 agreement. The matter was not settled during an April 26 mediation, and consequently will be resolved by a proceeding before a neutral arbitration panel in Dallas, Texas, during the week of August 20, 2001, pursuant to an arbitration provision in the parties' agreement. BSCol has made claim for the payment of $2.9 million. The Company believes BSCol's claim has no merit, will seek a determination that BSCol is owed nothing further, and has asserted a counterclaim against BSCol.

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

    7. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Interest paid...............................................   $  114      $ 39
Taxes paid..................................................   $1,306      $569

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

    The following table sets forth the percentages which items in the statement of operations bear to revenue:

                                                            THREE MONTHS           SIX MONTHS
                                                           ENDED JUNE 30,        ENDED JUNE 30,
                                                         -------------------   -------------------
                                                           2001       2000       2001       2000
                                                         --------   --------   --------   --------
Revenue................................................   100.0%      100.0%    100.0%     100.0%
Cost of sales..........................................    50.8        59.2      55.0       56.9
                                                          -----      ------     -----      -----
Gross profit...........................................    49.2        40.8      45.0       43.1
Selling, general and administrative....................    38.7        42.7      37.7       40.1
                                                          -----      ------     -----      -----
Operating income (loss)................................    10.5        (1.9)      7.3        3.0
Other income, net......................................     0.6         0.4       0.2        0.3
                                                          -----      ------     -----      -----
Income (loss) from continuing operations before income
  taxes................................................    11.1        (1.5)      7.5        3.3
Income taxes (benefit).................................     4.4        (0.6)      3.0        1.3
                                                          -----      ------     -----      -----
Income (loss) from continuing operations...............     6.7%       (0.9)%     4.5%       2.0%
                                                          =====      ======     =====      =====

    The following table sets forth the Company's revenue by geographic distribution:

                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       JUNE 30,              JUNE 30,
                                                  -------------------   -------------------
                                                    2001       2000       2001       2000
                                                  --------   --------   --------   --------
United States...................................  $ 1,472    $ 6,916    $ 6,802    $16,011
Europe..........................................   10,964      6,561     18,722     12,446
Asia/Pacific....................................    3,376      1,539      6,648      2,834
                                                  -------    -------    -------    -------
  Total Revenue.................................  $15,812    $15,016    $32,172    $31,291
                                                  =======    =======    =======    =======

THREE MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THREE MONTH PERIOD ENDED
  JUNE 30, 2000

    REVENUE--Revenue increased $0.8 million or 5% in the second quarter of 2001 when compared to the second quarter of 2000.

    United States region revenue decreased $5.4 million or 79% to $1.5 million in 2001 from $6.9 million in 2000. The decrease in United States region revenue was primarily due to the completion of three significant contracts, which accounted for revenue of $4.7 million in 2000. The Company was unable to replace these contracts with contracts of a similar magnitude.

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    European region revenue increased $4.4 million or 68% to $10.9 million in 2001 from $6.5 million in 2000. This increase resulted primarily from a $4.8 million revenue increase from two major contracts, when compared to 2000.

    Asia/Pacific region revenue increased $1.8 million or 120% to $3.3 million in 2001 from $1.5 million in 2000. The improvement in the Asia/Pacific region resulted from increased revenue on existing contracts of $1.0 million. In addition, revenue from new contract start-ups, during 2001, exceeded revenue from completed contracts by $0.8 million.

    Fixed fee and incentive fee contracts accounted for 66% and 34% of revenue, respectively, for the second quarter of 2001 and 99% and 1% of revenue, respectively, for the second quarter of 2000.

    GROSS PROFIT--Gross profit was 49% of revenue in the second quarter of 2001 compared to 41% during the second quarter of 2000. The increase in gross profit relates to efficiencies gained through reduced cost of sales, primarily due to lower personnel cost resulting from staff reductions in the first quarter of 2001, combined with increased revenue of $0.8 million.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES--Selling, general and administrative expenses decreased to $6.1 million or 39% of revenue in the second quarter of 2001 from $6.4 million or 43% of revenue in the second quarter of 2000. The decrease in selling, general and administrative expenses can be attributed to the Company's global effort to control costs by more directly aligning expenses with near-term business levels and essential growth initiatives. Part of this global effort was staff reductions during the first quarter of 2001. These staff reductions have resulted in personnel related costs decreasing $0.7 million. In addition, advertising and marketing costs have been reduced $0.2 million. These cost reductions were offset by increases in lease expense for new laptop computers of $0.2 million, office rent of $0.2 million, bad debt write-off of $0.1 million and executive recruiting cost of $0.1 million.

    DISCONTINUED OPERATIONS--Gain from discontinued operations, during the second quarter of 2000, resulted from a $0.2 million reimbursement of legal fees in connection with prior litigation.

    RESULTS OF OPERATIONS--Income from continuing operations in the second quarter of 2001 was $1.1 million, or $.25 per diluted share ($.25 per basic share) compared to a loss from continuing operations of $0.1 million, or $(.03) per diluted share ($(.03) per basic share), in the second quarter of 2000.

SIX MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO SIX MONTH PERIOD ENDED
  JUNE 30, 2000

    REVENUE--Revenue increased $0.9 million or 3% to $32.2 million during the first half of 2001 compared to $31.3 million during the first half of 2000.

    United States region revenue decreased $9.2 million or 58% to $6.8 million in 2001 from $16.0 million in 2000. The decrease in United States region revenue resulted from completion of three significant contracts without replacing these contracts with contracts of a similar magnitude.

    European region revenue increased $6.3 million or 50% to $18.7 million in 2001 from $12.4 million in 2000. This increase resulted primarily from increased revenue from two major contracts, which produced revenue of $16.7 million in 2001 compared to $7.1 million in 2000.

    Asia/Pacific region revenue increased $3.8 million or 135% to $6.6 million in 2001 from $2.8 million in 2000. The growth in the Asia/Pacific region reflects a $2.4 million revenue increase related to a full six-month period of revenue on contracts, which were in the start-up phase during

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
2000. Also, revenue on new contract start-ups exceeded revenue on contract completions by $1.4 million.

    Fixed fee and incentive fee contracts accounted for 74% and 26% of revenue for the first half of 2001 and 99% and 1% for the first half of 2000.

    GROSS PROFIT--Gross profit was 45% of revenue in the first half of 2001 compared to 43% of revenue in the first half of 2000. The slight improvement in gross profit resulted from increased revenue of $0.9 million on relatively the same level of cost of sales.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES--Selling, general and administrative expenses decreased to $12.1 million or 38% of revenue during the first half of 2001 from $12.6 million or 40% of revenue during the first half of 2000. The decrease in selling, general and administrative expenses reflects cost savings related to the Company's staff reductions, during the first quarter of 2001, and tighter spending controls on the Company's internal strategic initiatives and external strategic partnerships. Selling, general and administrative expenses were positively impacted by decreased advertising and marketing costs of $0.8 million and the absence of a $0.6 million bad debt write-off related to litigation in 2000. These cost savings were offset by increased lease expense of $0.4 million for new laptop computers and increased office rent expense of $0.3 million.

    DISCONTINUED OPERATIONS--Gain from discontinued operations, during the second quarter of 2000, resulted from a $0.2 million reimbursement of legal fees in connection with prior litigation.

    RESULTS OF OPERATIONS--Income from continuing operations in the first half of 2001 was $1.5 million, or $.35 per diluted share ($.35 per basic share), compared to income from continuing operations of $0.6 million, or $.13 per diluted share ($.13 per basic share) in the first half of 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents increased by $1.3 million in the first half of 2001 compared to a $2.8 million decrease in the first half of 2000. The major components of these changes are discussed below:

    CASH FLOWS FROM OPERATING ACTIVITIES--Operating activities provided cash of $2.4 million in the first half of 2001 compared to cash used in operations of $42,000 in the first half of 2000. The increase in cash provided by operating activities is due primarily to collection of accounts receivable.

    CASH FLOWS FROM INVESTING ACTIVITIES--Cash flows used in investing activities totaled $0.3 million in the first half of 2001 and were attributable primarily to purchases of leasehold improvements and automobiles to facilitate program support in the European region. Capital expenditures for the comparable period of the prior year were $1.3 million and were primarily for the purchase of computer software, office and miscellaneous equipment.

    CASH FLOWS FROM FINANCING ACTIVITIES--Cash flows used in financing activities were $1.4 million compared to $0.9 million when comparing the first half of 2001 to the first half of 2000. The use of cash is attributable to net repayments of $1.0 million on the Company's line of credit and the purchase of treasury stock.

    In January and October of 1999, the Company announced two stock repurchase plans for up to 250,000 and 500,000 shares, respectively. In August of 2000, the Company announced an additional stock repurchase plan of up to 750,000 shares.

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    During 1999, the Company purchased 289,150 shares at an average price of $8.41 per share. During 2000, the Company purchased 596,300 shares at an average price of $7.96 per share. Through August 9, 2001, the Company had purchased 77,400 shares at an average price of $5.88 per share.

    The Company maintains a $15 million revolving credit agreement with Comerica Bank. The agreement is in place to provide funding for potential future operating cash requirements or business expansion purposes. Loans under this agreement bear interest at the prime rate or other similar interest options. At June 30, 2001 the Company had no amounts outstanding on this agreement. The Company utilized the credit line during the first six months of 2001 to meet working capital requirements when transferring funds between subsidiaries was not efficient.

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

                               THOMAS GROUP, INC.

PART II--OTHER INFORMATION

Item 6--Exhibits and Reports on Form 8-K

       (a) Exhibits:

           3.2 Amended and Restated By-Laws dated May 30, 2001

       (b) Reports on Form 8-K for the Quarter Ending June 30, 2001:

              DATE OF FILING                           SUBJECT
              --------------                           -------
              There were no reports filed on Form
                8-K.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THOMAS GROUP, INC.
                                   Registrant


               August 10, 2001                              /s/ John R. Hamann
                    Date                                      John R. Hamann
                                                   President and Chief Executive Officer

               August 10, 2001                              /s/ James T. Taylor
                    Date                                      James T. Taylor
                                                Vice President and Chief Financial Officer