Form 10-Q
period 2001-09-30
THOMAS GROUP INC
filed 2001-11-13
CIK 900017

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22010

THOMAS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-0843540 (I.R.S. Employer Identification No.)
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

    As of November 13, 2001 the following number of shares of the registrant's stock were outstanding:

Common stock	4,139,433
Class B common stock	3,970

Total	4,143,403

THOMAS GROUP, INC.

		Page No.
PART I—FINANCIAL INFORMATION
Item 1—	Financial Statements (unaudited)
	Consolidated Balance Sheets, September 30, 2001 and December 31, 2000	3
	Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2001 and 2000	4
	Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2001 and 2000	5
	Notes to Consolidated Financial Statements	6
Item 2—	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
PART II—OTHER INFORMATION
Item 6—	Exhibits and Reports on Form 8-K	13

ITEM 1—FINANCIAL STATEMENTS

THOMAS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
(Unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Current Assets
Cash and cash equivalents	$7,138	$6,631
Trade accounts receivable, net of allowances of $437 and $269 in 2001 and 2000, respectively	8,121	10,856
Unbilled receivables	27	233
Deferred tax asset	1,510	1,339
Other assets	3,427	3,102

Total Current Assets	20,223	22,161

Property and equipment, net	3,087	3,829
Deferred tax asset	4,342	2,000
Other assets	3,184	3,092

	$30,836	$31,082

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$8,125	$5,738
Income taxes payable	—	575
Current maturities of long-term obligations	575	575

Total Current Liabilities	8,700	6,888
Long-term obligations	2,885	2,782

Total Liabilities	11,585	9,670

Commitments and Contingencies
Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 6,689,632 and 6,659,267 shares issued and 4,147,433 and 4,214,968 shares outstanding in 2001 and 2000, respectively	67	67
Class B common stock, $.01 par value; 1,200,000 shares authorized; 3,970 shares issued and outstanding	—	—
Additional paid-in capital	24,418	24,265
Retained earnings	18,552	20,344
Accumulated other comprehensive loss	(1,362)	(1,362)
Treasury stock, 2,542,199 and 2,444,299 shares in 2001 and 2000, respectively	(22,424)	(21,902)

Total Stockholders' Equity	19,251	21,412

	$30,836	$31,082

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue	$10,121	$17,601	$42,293	$48,892
Cost of sales	7,282	9,247	24,963	27,042

Gross profit	2,839	8,354	17,330	21,850
Selling, general and administrative	5,519	6,268	17,619	18,147
Litigation settlement	2,797	—	2,816	684

Operating income (loss)	(5,477)	2,086	(3,105)	3,019
Other income, net	55	41	118	154

Income (loss) from continuing operations before income taxes	(5,422)	2,127	(2,987)	3,173
Income taxes (benefit)	(2,169)	851	(1,195)	1,269

Income (loss) from continuing operations	(3,253)	1,276	(1,792)	1,904
Discontinued Operations:
Gain from discontinued operations, net of income tax of $100	—	—	—	149

Net income (loss)	$(3,253)	$1,276	$(1,792)	$2,053

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$(.78)	$.28	$(.43)	$.41
Gain from discontinued operations	—	—	—	.03

Net income (loss)	$(.78)	$.28	$(.43)	$.44

Diluted:
Income (loss) from continuing operations	$(.78)	$.28	$(.43)	$.40
Gain from discontinued operations	—	—	—	.03

Net income (loss)	$(.78)	$.28	$(.43)	$.43

Weighted average shares:
Basic	4,164,761	4,581,680	4,169,134	4,669,166
Diluted	4,164,761	4,587,611	4,169,134	4,727,785

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$(1,792)	$1,904
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Depreciation	918	997
Amortization	14	251
Allowance for doubtful accounts	179	550
Amortization of stock option grants	26	218
Deferred taxes	(2,513)	—
Other	167	(620)
Change in operating assets and liabilities:
Decrease in trade accounts receivable	2,147	191
(Increase) decrease in unbilled receivables	206	(554)
Increase in other assets	(152)	(1,844)
Increase (decrease) in accounts payable and accrued liabilities	674	(2,475)
Increase (decrease) in advance payments	36	(48)
Decrease in income taxes payable	(576)	(88)

Net Cash Used In Operating Activities	(666)	(1,518)
Cash Flows From Investing Activities:
Capital expenditures	(401)	(1,392)

Net Cash Used In Investing Activities	(401)	(1,392)
Cash Flows From Financing Activities:
Purchase of treasury stock	(522)	(2,730)
Proceeds from exercise of stock options	128	388
Payment of other long-term obligations	—	(187)
Net advances—revolving credit facility	1,660	1,311

Net Cash Provided By (Used In) Financing Activities	1,266	(1,218)
Effect of Exchange Rate Changes on Cash	308	268

Net Cash Provided By (Used In) Continuing Operations	507	(3,860)
Discontinued Operations:
Net Cash Provided By Operating Activities	—	249
Cash and Cash Equivalents:
Beginning of period	6,631	9,698

End of period	$7,138	$6,087

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    1.  The unaudited consolidated financial statements of Thomas Group, Inc. (the "Company") include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the 2000 fiscal year filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results of operations for the entire year ending December 31, 2001. Certain amounts from prior periods have been reclassified to conform with the 2001 presentation.

    2.  Earnings Per Share—Basic earnings per share is based on the number of weighted average shares outstanding. Diluted earnings per share includes the effect of dilutive securities such as stock options and warrants. The following table reconciles basic earnings per share to diluted earnings per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

	Three Months Ended September 30		Nine Months Ended September 30
In thousands, except per share data
	2001	2000	2001	2000
Numerator:
Net income (loss)	$(3,253)	$1,276	$(1,792)	$2,053

Denominator:
Weighted Average Shares Outstanding:
Basic	4,165	4,582	4,169	4,669
Effect of Dilutive Securities:
Common Stock Options	—	6	—	59

Diluted	4,165	4,588	4,169	4,728

Earnings (Loss) per share:
Basic	$(.78)	$.28	$(.43)	$.44
Diluted	$(.78)	$.28	$(.43)	$.43

    3.  Significant Clients—The Company recorded revenue from one client of $3.0 million and $16.6 million or 30% and 39% of revenue for the three and nine month periods ended September 30, 2001. Revenue for the same client totaled $4.7 million and $12.4 million or 27% and 25% of revenue for the three and nine month periods ended September 30, 2000.

    Revenue from a second client totaled $1.9 million or 19% of revenue for the three month period ended September 30, 2001.

    Revenue from a third client totaled $1.2 million and $4.3 million or 12% and 10% of revenue for the three and nine month periods ended September 30, 2001.

    Revenue from a fourth client totaled $2.8 million and $9.8 million or 16% and 20% of revenue for the three and nine month periods ended September 30, 2000.

    Revenue from a fifth client totaled $2.5 million and $7.0 million or 14% for the three and nine month periods ended September 30, 2000.

    4.  Comprehensive Income—Comprehensive income includes all changes in equity (foreign currency translation) except those resulting from investments by owners and distributions to owners.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands of dollars
	2001	2000	2001	2000
Net income (loss)	$(3,253)	$1,276	$(1,792)	$2,053
Other comprehensive (loss)	—	(383)	—	(644)

Comprehensive income (loss)	$(3,253)	$893	$(1,792)	$1,409

    5.  Revolving Credit Agreement—The Company maintains a $15 million revolving credit agreement with Comerica Bank. The agreement is in place to provide funding for potential future operating cash requirements or business expansion purposes. Loans under this agreement bear interest at the prime rate or other similar interest options. At September 30, 2001 the Company had $2.7 million outstanding on this agreement. The Company utilized the credit line during the first nine months of 2001 to meet working capital requirements when transferring funds between subsidiaries was not efficient. Covenants related to this revolving credit agreement include, among others, the maintenance of specified levels of tangible net worth, working capital and debt service ratios. During the third quarter of 2001 the Company was not in compliance with certain covenants of its revolving credit agreement, which were waived by the lender.

    6.  Legal Proceedings—On March 16, 2001, the Company received notice of a claim from Balanced Scorecard Collaborative, Inc. ("BSCol"), to mediate/arbitrate a dispute regarding BSCol's claim for unpaid fees under the parties' March 2000 agreement. The matter was not settled during an April 26 mediation, and consequently was resolved by a proceeding before a neutral arbitration panel in Dallas, Texas, during the week of September 17, 2001, pursuant to an arbitration provision in the parties' agreement. On October 5, 2001, the Company received an adverse ruling from the arbitration panel. The decision of the arbitration panel awarded BSCol $2.4 million. The total cost of the litigation of $2.8 million, including legal fees of $0.4 million, is presented separately as litigation settlement in the Company's Consolidated Statements of Operations.

    During 2000, the Company was party to an arbitration proceeding with Overhead Door Corporation, a former client, to collect unpaid fees. The Company received an adverse ruling from the arbitration panel. The total cost to the Company, including legal fees, was $0.7 million and is presented separately as litigation settlement in the Company's Consolidated Statements of Operations.

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

    7.  Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
	2001	2000
Interest paid	$129	$101
Taxes paid	$1,592	$696

    8.  Recent Accounting Standards—The Company adopted the provisions of Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities"

("SFAS 133") effective January 1, 2001. This statement standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of hedged assets or liabilities that are attributable to the hedged risk or, (b) the earnings effect of the hedged transaction. Derivatives that are not hedges must be adjusted to fair value through income. Adoption of SFAS 133 had no effect on the Company's financial statements.

    9.  Income Taxes—At September 30, 2001, the Company has foreign tax credit carryovers of approximately $3.0 million. As discussed in the Company's Form 10-K for the year ended December 31, 2000, the realization of the foreign tax credits is dependent on the generation of sufficient amounts of future U.S. and foreign source taxable income. Declining economic conditions in the U.S. and to a lesser extent internationally may have an adverse impact on the Company's ability to utilize its foreign tax credit carryovers. At this time management believes that it is more likely than not the carryovers will be realized; however, should economic conditions not improve, in particular in the U.S., the Company may have to provide a valuation allowance for some or all of the foreign tax credit carryovers.

    10. Other Current Assets—Included in other current assets is a software license in the amount of $1.3 million. The license was acquired in 2000 for purposes of facilitating the Company's consulting offerings. To date, the vendor has not properly configured the software to meet the Company's needs and the Company is in discussions with the vendor about rectifying the situation. The Company believes that it will be able to reach an agreement with the software vendor that should allow the Company to recover its investment in the software; however, if such an agreement cannot be reached, the software license may have no value and result in a charge to operations.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    The following table sets forth the percentages which items in the statement of operations bear to revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.9	52.5	59.0	55.3

Gross profit	28.1	47.5	41.0	44.7
Selling, general and administrative	54.5	35.6	41.7	37.1
Litigation settlement	27.7	—	6.6	1.4

Operating income (loss)	(54.1)	11.9	(7.3)	6.2
Other income, net	0.5	0.2	0.3	0.3

Income (loss) from continuing operations before income taxes	(53.6)	12.1	(7.0)	6.5
Income taxes (benefit)	(21.4)	4.8	(2.8)	2.6

Income (loss) from continuing operations	(32.2)%	7.3%	(4.2)%	3.9%

    The following table sets forth the Company's revenue by geographic distribution:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
North America	$2,769	$7,318	$9,571	$23,329
Europe	5,285	7,618	24,007	20,064
Asia/Pacific	2,067	2,665	8,715	5,499

Total Revenue	$10,121	$17,601	$42,293	$48,892

Three Month Period Ended September 30, 2001 Compared to Three Month Period Ended September 30, 2000

    Revenue—Revenue decreased $7.5 million or 42% in the third quarter of 2001 when compared to the third quarter of 2000.

    North American region revenue decreased $4.5 million or 62% to $2.8 million in 2001 from $7.3 million in 2000. The decrease in North American region revenue was primarily due to the completion of two significant contracts, which accounted for revenue of $3.6 million in 2000. The

Company was unable to replace these contracts with contracts of a similar magnitude. In addition, the North American region has experienced a 40% decrease in the number of contracts due to an adverse economic climate facing potential and existing clients, which has resulted in the delay of several contracts anticipated to close during the third quarter of 2001.

    European region revenue decreased $2.3 million or 31% to $5.3 million in 2001 from $7.6 million in 2000. The decrease in revenue relates primarily to a $1.7 million decrease in billings to a significant client.

    Asia/Pacific region revenue decreased $0.6 million or 22% to $2.1 million in 2001 from $2.7 million in 2000. This decrease relates to revenue from completed contracts, in 2000, exceeding revenue from new contracts, in 2001, which were in the start-up phase.

    Fixed fee and incentive fee contracts accounted for 68% and 32% of revenue, respectively, for the third quarter of 2001 and 88% and 12% of revenue, respectively, for the third quarter of 2000.

    Gross Profit—Gross profit was 28% of revenue in the third quarter of 2001 compared to 48% during the third quarter of 2000. The decrease in gross profit relates to the $7.5 million decease in revenue associated with the adverse economic climate, which has resulted in the delay of several contracts anticipated to close during the third quarter of 2001. This decrease in revenue outpaced the efficiencies gained by a $2.0 million decrease in cost of sales. The decrease in cost of sales is primarily due to decreased personnel cost resulting from staff reductions during 2001. The decrease in cost of sales was offset by increased severance costs of $0.4 million due to staff reductions during the third quarter of 2001.

    Selling, General and Administrative Expenses—Selling, general and administrative expenses, excluding litigation settlement fees, decreased to $5.5 million or 55% of revenue in the third quarter of 2001 from $6.3 million or 36% of revenue in the third quarter of 2000. The decrease in selling, general and administrative expense is primarily related to decreased advertising costs, personnel cost related to staff reductions during 2001 and reduced costs related to outside strategic partnerships. The decrease in selling, general and administrative expense was offset by increased severance cost of $0.2 million during the third quarter of 2001.

    Litigation Settlement—The Company incurred expenses of $2.8 million, including legal fees during the third quarter of 2001, due to an adverse ruling from an arbitration proceeding. (See Note 6 to the Consolidated Financial Statements of the Company.)

    Results of Operations—Loss from continuing operations in the third quarter of 2001 was $3.3 million, or $.78 per diluted share ($.78 per basic share) compared to income from continuing operations of $1.3 million, or $.28 per diluted share ($.28 per basic share), in the third quarter of 2000.

Nine Month Period Ended September 30, 2001 Compared to Nine Month Period Ended September 30, 2000

    Revenue—Revenue decreased $6.6 million or 13% in 2001 compared to 2000.

    North American region revenue decreased $13.7 million or 59% to $9.6 million from $23.3 million in 2000. The decrease in North American region revenue relates to revenue of $10.9 million from completed contracts in 2000, which was not replaced with contracts of a similar magnitude during 2001. In addition, revenue from existing contracts, in 2000, exceeded revenue from existing contracts, in 2001, by $3.5 million. The adverse economic climate facing the Company's clients also contributed to the decline in revenue during 2001. This economic downturn, effecting both potential and existing clients, has resulted in a 24% decline in the number of contracts in the North American region.

    European region revenue increased $3.9 million or 20% to $24.0 million from $20.1 million in 2000. The increase in European region revenue is due to revenue from two significant clients, which produced revenue of $21.0 million in 2001 compared to $16.3 million in 2000.

    Asia/Pacific region revenue increased $3.2 million or 58% to $8.7 million from $5.5 million in 2000. The increase reflects revenue on new contracts in 2001 exceeding revenue on completed contracts during 2000 by $1.9 million. The growth in the Asia/Pacific region also reflects a $1.3 million revenue increase when comparing existing contracts from 2001 to 2000.

    Gross Profit—Gross profit was 41% of revenue for the first nine months of 2001 compared to 45% of revenue for the first nine months of 2001. The primary reason for the decrease in gross profit can be attributed to a $6.6 million decrease in revenue attributable to the adverse economic climate the Company's potential and existing customers have faced during 2001. The impact of this revenue decrease, on gross profit, offset the efficiencies gained due to a $2.1 million decrease in cost of sales. The decrease in cost of sales results primarily from lower personnel cost due to staff reductions during 2001. The decrease in cost of sales was offset by increased severance costs of $0.4 million related to staff reductions in the first and third quarters of 2001.

    Selling, General and Administrative Expenses—Selling, general and administrative expense, excluding litigation settlement fees, decreased to $17.6 million or 42% of revenue from $18.1 million or 37% of revenue during 2000. The decrease in selling, general and administrative expense is primarily attributable to tighter spending controls on the Company's internal initiatives and external strategic partnerships. These spending controls resulted in decreased advertising expense and decreased personnel cost related to staff reductions during 2001. The decrease in selling, general and administrative costs was offset by increased severance costs of $0.4 million during the first and third quarters of 2001.

    Litigation Settlement—The Company incurred expenses of $2.8 million, including legal fees, during 2001 due to an adverse ruling from an arbitration proceeding. During 2000 the Company was party to an arbitration proceeding with a former client to collect unpaid fees. The Company received an adverse ruling from the arbitration panel. The total cost to the Company, including legal fees, was $0.7 million. (See Note 6 to the to the Consolidated Financial Statements of the Company.)

    Discontinued Operations—Gain from discontinued operations in 2000, resulted from a $0.2 million reimbursement of legal fees in connection with prior litigation.

    Results of Operations—Loss from continuing operations during the first nine months of 2001 was $1.8 million, or $.43 per diluted share ($.43 per basic share) compared to income from continuing operations of $1.9 million, or $.40 per diluted share ($.41 per basic share), during the first nine months of 2000.

Liquidity and Capital Resources

    Cash and cash equivalents increased by $0.5 million in the first nine months of 2001 compared to a $3.6 million decrease in the first nine months of 2000. The major components of these changes are discussed below:

    Cash Flows from Operating Activities—Operating activities used cash of $0.7 million during the first nine months of 2001 compared to cash used in operations of $1.5 million during the first nine months of 2000. The improvement in cash used in operating activities is primarily attributable to collection of accounts receivable and increases in accrued liabilities.

    Cash Flows from Investing Activities—Cash flows used in investing activities totaled $0.4 million during the first nine months of 2001 and were attributable primarily to purchases of leasehold improvements and automobiles to facilitate program support in the European region. Cash expenditures for the comparable period of the prior year were $1.4 million and were primarily for the purchase of computer software, office equipment and miscellaneous equipment.

    Cash Flows from Financing Activities—Cash flows provided by financing activities were $1.3 million during the first nine months of 2001 and were due primarily to advances on the Company's revolving credit facility. Cash flows used in financing activities for the comparable period were $1.2 million and resulted primarily from purchases of treasury stock of $2.7 million offset by advances on the Company's revolving credit facility totaling $1.3 million.

    In January and October of 1999, the Company announced two stock repurchase plans for up to 250,000 and 500,000 shares, respectively. In August of 2000, the Company announced an additional stock repurchase plan of up to 750,000 shares.

    During 1999, the Company purchased 289,150 shares at an average price of $8.41 per share. During 2000, the Company purchased 596,300 shares at an average price of $7.96 per share. Through November 9, 2001, the Company had purchased 109,100 shares at an average price of $5.11 per share.

    The Company maintains a $15 million revolving credit agreement with Comerica Bank. The agreement is in place to provide funding for potential future operating cash requirements or business expansion purposes. Loans under this agreement bear interest at the prime rate or other similar interest options. At September 30, 2001 the Company had $2.7 million outstanding on this agreement. The Company utilized the credit line during the first nine months of 2001 to meet working capital requirements when transferring funds between subsidiaries was not efficient. Covenants related to this revolving credit agreement include, among others, the maintenance of specified levels of tangible net worth, working capital and debt service ratios. During the third quarter of 2001 the Company was not in compliance with certain covenants of its revolving credit agreement, which were waived by the lender.

Financial Condition

    The Company believes that its financial condition remains strong and that it has the financial resources necessary to meet its needs. Cash provided by operating activities and the Company's revolving credit facility should be sufficient to meet short and long-term operational needs.

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

  •
  The competitive nature of the management consulting industry, in light of new entrants into the industry and the difficulty of differentiating the services offered to potential clients.

  •
  The time required by prospective clients to fully understand the value and complexity of a typical Total Cycle Time (TCT) program may result in an extended lead time to close new business.

  •
  Performance-oriented fees are earned upon the achievement of improvements in a client's business. The client's commitment to a TCT program and general economic/industry conditions could impact a client's business performance and consequently the Company's ability to forecast the timing and ultimate realization of performance-oriented fees.

  •
  The ability of the Company to productively re-deploy personnel during program transition periods.

  •
  The ability of the Company to create alliances and make acquisitions that are accretive to earnings.

THOMAS GROUP, INC.

PART II—OTHER INFORMATION

Item 6—Exhibits and Reports on Form 8-K

    (a) Exhibits:

      None

    (b) Reports on Form 8-K for the Quarter Ending September 30, 2001:

Date of Filing	Subject
October 19, 2001	Arbitrators' Award dated October 5, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Thomas Group, Inc. Registrant
November 13, 2001 Date	By:	/s/ JOHN R. HAMANN John R. Hamann President and Chief Executive Officer
November 13, 2001 Date	By:	/s/ JAMES T. TAYLOR James T. Taylor Vice President and Chief Financial Officer

QuickLinks

THOMAS GROUP, INC.
THOMAS GROUP, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)
THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share data) (Unaudited)
THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
THOMAS GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THOMAS GROUP, INC.
SIGNATURES