Form 10-K
period 2001-12-31
THOMAS GROUP INC
filed 2002-04-16
CIK 900017

Use these links to rapidly review the document
TABLE OF CONTENTS
FORM 10-K.—ITEM 14(a)(1) Thomas Group, Inc.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] FOR THE YEAR ENDED DECEMBER 31, 2001.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] FOR THE TRANSITION PERIOD FROM TO .

Commission file number 0-22010

THOMAS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	72-0843540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5221 North O'Connor Boulevard, Suite 500, Irving, Texas (Address of principal executive offices)	75039-3714 (Zip Code)
(972) 869-3400 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, par value $.01 per share	NASDAQ-NMS

Securities registered pursuant to Section 12(g) of the Act: Rights to purchase common stock

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes / No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of April 8, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $4,218,038, based on the NASDAQ-NMS closing price of $1.50.

        As of April 8, 2002, the following number of shares of the registrant's stock were outstanding:

Common stock	4,169,376
Class B common stock	3,970

Total	4,173,346

PART I

ITEM 1. Business.

General

        Thomas Group, Inc. (the "Company"), established in 1978, is an international, professional services firm focusing on improving operations, competitiveness and financial performance of major corporate clients through process improvement and strategically aligning operations with technology. Recognized as a leading specialist in operations consulting, the Company creates and implements custom improvement strategies for sustained performance improvement. The Company's clients are typically large companies, many of whom are included in the Fortune or Global 1000.

        The Company's products are based on three fundamental principles: a metrics-driven process, attaining and sustaining significant results for clients and program implementation by consultants with senior management experience in industry.

        Since 1978, the Company has been developing and improving its Process Value Management ("PVM") methodology for achieving operational excellence. PVM is based on the Company's Total Cycle Time ("TCT") methods, first introduced in 1978, and supplements TCT with numerous process improvement tools the Company has developed over the last 24 years. PVM continues to contribute to the measurable improvement of hundreds of companies.

        During the Company's first ten years, it originated many of the fast-process methods that transform the processes, procedures and people within clients' organizations to create smooth, efficient and seamless operations. These methods quickly became standard operations for the electronics and semiconductor industries. Soon afterwards, they were being applied to general manufacturing, heavy industry and product inventory. In the late 1980s, in response to numerous client requests, the Company applied the fast-process tools and methods to non-manufacturing processes such as product development, sales, marketing and the strategic alignment of resources. The application of fast-process tools across the entire enterprise led to major process and productivity gains in "white collar" areas that had been ignored for years in the manufacturing plant, again delivering substantial gains for its clients. Today, the Company is involved with new tools, both proprietary and non-proprietary, to drive higher results. The Company is working to help link all of a corporation's strategic processes, not only across its internal functions, but also across entities and geographies.

Statement of Business

        The Company's business is helping its clients improve their bottom-line results using the Company's senior executives who work side-by-side with clients to remove barriers, increase productivity, change culture, and focus everyone on quickly satisfying customer needs. This has been the sole focus of the Company since our beginning in 1978.

Process Value Management

        The Company's PVM approach is based on its 24 years of experience with process improvement tools and methodologies that drive financial bottom-line results. The Company uses PVM to help an enterprise determine strategic business processes, assess their linkages and efficiencies, and prescribe short-and long-term enhancement programs that optimize customer satisfaction and shareholder value. The Company's staff of business professionals who apply PVM methodology are referred to by the Company as "Resultants." An initial client assignment might typically address one or more of these key processes that are dragging down performance. A long-term relationship might involve an implementation team of Resultants working with the corporation over a number of years to achieve a total transformation to the "Process Managed Enterprise".

        Experience has taught us that:

  •
  The Process Managed Enterprise is one in which its management focus and systems are centered on customers and managed around processes;

  •
  All businesses are made up of a series of linked processes. All processes, left unmanaged, naturally deteriorate over time;

  •
  In today's global economy, every business is part of a boundless process that runs seamlessly, from the initial business concept through all its applied resources to its end customer;

  •
  People, working in cross-functional teams, focusing on customer needs, are what make processes effective;

  •
  The customer is the final arbiter of the value of the process; and

  •
  The transformation process itself must deliver short-term operating results as well as long-term systemic business enhancements.

Total Cycle Time

        The Company's initial offering, TCT, centers on reducing cycle times and increasing first pass yield (quality), therefore improving overall productivity. Using the Company's methods, business process cycle times—the time from the beginning to the end of any business activity—can normally be reduced by up to 50% whether the process is engineering, manufacturing or sales.

        For example, in a manufacturing setting, it might take 30 days from the time an order is received until the order is shipped. The Company first determines the baseline time of that process—the time currently expended doing the work. Based on the Company's best practices, a multiplier is used to move from baseline to "entitlement"—how fast the process should run with current resources. The Company's Resultants then work with client management to reduce the current rate to the entitlement by mapping the process, eliminating unnecessary steps, and removing process and cultural barriers.

        The key to TCT's success is the Resultants' ability to identify the right metrics to drive the business and the critical processes of the business. Many companies only look at results measures, such as return on net assets. The problem with results measures is that by the time their value is known, it is too late in the process to employ corrective measures. However, when predictive driver measures such as cycle time and first pass yield are used, clients can determine the trajectory of their business and make adjustments as needed.

        The Company uses a "cockpit chart" approach to capture the key measurements for a business and to ensure that the focus is on the appropriate processes that will drive results. Cockpit charts contain a balanced combination of results and driver measurements. In addition, these top-level measurements are hierarchical and represent the roll-up of the key processes.

        TCT remains a core of the Company's PVM methodology.

TTM—OPTTMIZE

        New product development is a particularly complex challenge for most enterprises. It requires not only coordinated participation from resources across the organization but also the successful blending of the creative and operational aspects of the development process. Additionally, there is a constant juggling act as multiple new product programs of differing length, cost, risk, complexity and resource requirements begin and end. Finally, there is the critical element of time: being second to market with a breakthrough innovation is too late, and in any event there can be no return on investment of any development activity until that new product enters the marketplace.

        As is in all activities of the Process Managed Enterprise, time is of the essence. In the case of new product development, the management challenge is two dimensional: one dimension is managing the new product development process in terms of time, quality and cost, what the Company calls time to market ("TTM"); the other is assessing these programs in a portfolio context to maximize resource utilization and portfolio returns.

        The Company's solution to the TTM issue is to couple the Company's existing PVM process approach and measurements with a new, proprietary database tool that can be applied across new product development activities. This combination, called OPTTMIZE, improves new product project tracking, shortens new product introduction times, and quantifies new product portfolio performance.

        OPTTMIZE brings a new level of visibility, particularly in the area of time to market and constrained resources, with both data and tools that link process improvement to improved resource utilization, higher returns on investment, and reduced time to market.

Supply Chain Process Value

        Supply chain management ("SCM") has matured over the last decade. A milestone in the maturity of SCM, driven by the need for value control in today's competitive global environment, is the leading-edge concept that the demand side management within a supply chain has as much impact on value and cash management as does supply side management.

        This is an excellent example of recognizing the interconnectivity of processes and supports the need to shift from a functional to a process view of SCM. Thomas Group's own Supply Chain Process Value ("SCPV") offering within its overarching PVM approach, balances demand side management and supply side management while optimizing responsiveness, quality and value.

        The Company has helped hundreds of clients make a successful transition from functional organizations to efficient SCPV cross-functional teams. Using this PVM architecture, the Company analyzes the client's operations and supply chain network, then applies tools such as TCT and OPUS (described below) to drive down inventory levels, reduce delivery time and improve order accuracy. Ideally, this process links back into the client's suppliers and customers and drives additional benefits.

Inventory Optimization ("OPUS")

        Many enterprises are learning that reducing high inventory is as much a process challenge as a technological one. Specifically, long cycle time processes require high inventories, so reducing inventories without cycle time reductions necessarily creates stock outs and unpredictable service levels. Furthermore, unpredictable customer demand and supplier performance introduces supply chain risk that is similarly managed through higher inventory levels.

        To comprehensively optimize inventory (maximize availability, remove waste, increase controls and improve customer satisfaction while minimizing investment) requires an understanding of how these key factors interact in both time and risk to impact inventory at the part number level.

        The Company's approach to inventory optimization simultaneously addresses these risk and time variables through process management activities that are guided by a software tool called OPUS. OPUS optimizes inventory across six independent risk and time variables, allowing inventory parameters to be set by part number.

        This process approach, supported by the OPUS decision support tool, delivers inventory optimization in a relatively short amount of time.

Summary

        Over the years, the Company has become a leader in implementing process improvement strategies that make companies faster and improve their competitiveness and financial performance. This ability to link and align a client organization's strategy, technology, people and processes offers a powerful and unique benefit to client companies faced with integrating their operations, internally and externally, throughout the value chain. The Company's strategic plan is to continually add value to its core PVM product offering and to expand its marketing reach through partnerships with industry leaders.

Competitive Strategy

        The Company's strategy is to maintain and enhance its position in the development and implementation of its PVM methodology. The Company's strategy includes the following key elements, many of which differentiate it from traditional providers of consulting services.

        Emphasize Results.    The Company may enter into incentive fee contracts, which make a portion of its revenue from a particular program contingent upon certain measurable results. The Company offers incentive fee contracts in cases where the client prefers that the Company share the risks to achieve entitled results or for clients who prefer to work on a gain-sharing basis. The Company's competitors generally charge fees based on time expended regardless of results. Thus. the Company's willingness to enter into incentive fee contracts demonstrates the Company's confidence that its programs will positively enhance the businesses of its clients and furthermore provides significant competitive differentiation and advantage.

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

        Focus on Results Implementation and Continuous Improvement.    By applying PVM throughout the client's complete business or business unit and by working in close cooperation with the client's management, the Company believes it can more effectively drive operational performance improvements and their associated financial benefits. The Company stresses hands-on implementation of process improvements and focuses on implementation of prioritized changes that improve the client's business culture and processes. In addition to implementing change through its PVM plan, an essential element of a PVM program is "leaving behind" with the client the knowledge and skills needed for the client to continue to sustain continuous improvement. In contrast, traditional consulting firms often provide subject expertise in the form of written assessments or reports that focus on discrete functions or an isolated segment of a business.

        Experienced Professional Staff.    The Company employs professionals with extensive business management experience, often 20 years or more. Traditional consulting firms often hire recent business school graduates with expertise in a particular subject matter, rather than expertise in business management. The use of seasoned professionals significantly improves the ability of the Company to effectively implement its PVM methodologies and creates a significant competitive difference and advantage for the Company.

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

Aerospace
Aerostructures
Delta Air Lines
Gulfstream
ITT Cannon
LSG Sky Chefs
Lufthansa Cargo
Lufthansa Technik
McDonnell Douglass
TRW
 Automotive
Adam Opel
Audi
Robert Bosch
Delco
Delphi
Detroit Diesel
GM
GM DELCO
GM/Warranty
Meritor
Osram
Saab
Siemens
 Apparel Manufacturer
Esquel Group
Tristate Holdings
 Banking, Financial Services,
Insurance
DG Bank
Forethought Insurance
Olivetti
 Chemical
Heraeus
Shipley
 Consumer Products
Givaudan
HengAn
Hillenbrand
Kodak
Polaroid
Rand McNally
Robert Bosch
Rubbermaid

Distribution
ProSource
W.W. Grainger
 Electronics
ABB
Berg
EDS
Euclid-Hitachi
Flat Panel Display
GTE Control Devices
Gemplus
Johnson Electric
Motorola
Osram
Philips
Texas Instruments
Western Digital
Yuasa Exide Batteries
 Healthcare
Mallinckrodt
 Government
FAA
Acton Burnell
 Manufacturing/Industrial
Breguet
Dover
Emerson
Kimberly Clark
Leeds & Northrup
Moore
Pawnee Industries
Pinnacle-lvey
Radium
Robert Bosch
Siemens
Stewart and Stevenson
Teledyne
Thrall
Xerox
 Mechancial Engineering
ABB
Alstom Power
Dresser Waukesha
Dresser-Rand
GEA
Hilti
Schindler

Medical Equipment Supplies
Boston Scientific
Siemens Medical
GE Medical
 Specialty Retail
Tuesday Morning
 Semiconductor
Alcatel Mietec
AMI Microsystems
ASM Lithography
AT&T Semiconductor
Cypress Semiconductor
Fairchild Semiconductor
Ford Microelectronics
Hewlett Packard
Hyundai
IBM
LG Semiconductor
NCR
National Semiconductor
Matra MHS
Motorola
Philips Semiconductor
Rockwell
Signetics
ST Microelectronics
Taiwan Semiconductor
Trilogy
 Telecommunications
Allen Telecom
 Utilities
PECO
Siemens
Southern Indiana Gas & Electric

        There can be no assurance that the Company will perform services for any of its previous clients in the future. In order to maintain and increase its revenues, the Company will need to add new clients or expand existing client relationships to include additional divisions or business units of such clients.

        The Company operates in one industry segment, but conducts its business primarily in three geographic areas: the United States, Europe and Asia/Pacific. Information regarding these areas follows:

	United States	Europe	Asia/Pacific	Corporate	Total
	In thousands of dollars
Year ended December 31, 2001:
Revenue	$12,314	$28,680	$10,676	$—	$51,670
Gross profit (loss)	$9,871	$9,968	$(1,387)	$—	$18,452
Long-lived assets	$2,627	$857	$266	$3,133	$6,883
Year ended December 31, 2000:
Revenue	$30,171	$29,040	$8,487	$—	$67,698
Gross Profit	$17,381	$13,366	$496	$—	$31,243
Long-lived assets	$2,909	$1,071	$17	$4,924	$8,921
Year ended December 31, 1999:
Revenue	$39,933	$18,352	$5,521	$—	$63,806
Gross profit	$16,168	$10,688	$1,352	$—	$28,208
Long-lived assets	$2,011	$680	$51	$4,175	$6,917

        In 2001, three clients, Robert Bosch, Adam Opel and Acton Burnell, accounted for 37%, 11% and 11% of the Company's total revenue, respectively.

        In 2000, three clients, Robert Bosch, General Motors and Boston Scientific, accounted for 29%, 16% and 14% of the Company's total revenue, respectively.

        In 1999, three clients, General Motors, Robert Bosch and Delphi Delco, accounted for 21%, 15% and 12% of the Company's total revenue, respectively.

Contractual Arrangements

        The Company performs PVM services for clients pursuant to contracts, generally with terms of one to three years, or targeted process improvement programs that could last from three to six months. Clients compensate the Company for its services in the form of fixed fees or a combination of fixed and incentive fees (based on client improvements achieved). The Company's fee structure is based on a client's size, the complexity and geographic deployment of a client's business, the level of improvement opportunity available to a client and certain other factors.

        Fixed fees are recognized proportionately as revenue over the term of the contract as performance measures are achieved. Incentive (performance-oriented) revenue is recognized in the period for which performance improvement is being measured and is based on agreed-upon formulas relating to improvements in customer-specific measures. Factors such as a client's commitment to TCT, general business and economic cycles and a client's product position in the marketplace will affect the performance of the Company's clients, thus affecting the Company's revenue from incentive fee compensation. In 2001, 2000, and 1999, approximately 29%, 8% and 10%, respectively, of the Company's revenue was attributable to incentive fees.

        The Company includes in its business under commitment (backlog) signed client contracts with terms generally ranging from 12 to 18 months. Business under commitment was $32.6 million at December 31, 2001, of which approximately $19.6 million is expected to be realized within fiscal 2002.

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

        The Company believes the competitive factors most important to its business are the unique quality of its PVM methodology, the quality and character of its professional staff, its willingness to be compensated on an incentive basis, its reputation for achieving targeted results and its dedication to implementation of programs that deliver results. The Company believes that no significant competitors offer their clients the opportunity to base fees on the results achieved or emphasize hands-on implementation to the same extent as the Company.

        The Company believes its most significant "competitor" is the propensity for potential clients to "self-medicate" by attempting to implement changes in their businesses themselves in the belief they will achieve results comparable to those resulting from the Company's services without the assistance of outside professionals. The Company believes these attempts to self-medicate result in limited success. However, such attempts may substantially lengthen the Company's sales cycle and may, therefore, limit its business opportunities.

        Because the PVM methodology or related shorter term products are not capable of being patented, there can be no assurance the Company will not be subject to competition from others using substantially similar methodologies. However, the Company believes its base of knowledge, experience and clients provides it with a competitive advantage.

Intellectual Property

        The Company has secured federal registration for the service marks "Total Cycle Time®," "TCT®," "5 I's Process®" and "Cycles of Learning®." These registrations expire from August 2002 to January 2003. The Company has filed an application for federal service mark registration for several other marks important to its business. The Company has also made appropriate filings in several European countries to secure protection of its marks in those countries. The Company considers each of these service marks to be significant to its business.

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

Employees

        At March 31, 2002, the Company had a total of 211 employees, consisting of 104 full-time Resultants, 53 part-time Resultants and 54 sales and administrative employees. The Company's employees are not represented by a labor union and are not subject to any collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2. Properties.

        The Company leases approximately 17,000 square feet of office space at its principal executive office in Irving, Texas, under leases that expire in July 2006. The Company also leases space for its offices in Troy, Michigan; Frankfurt, Germany; Singapore and Hong Kong. The Company believes these facilities are adequate for its current needs.

ITEM 3. Legal Proceedings.

        The Company has become subject to various other claims and other legal matters, such as collection matters initiated by the Company, in the course of conducting its business. The Company believes that neither such claims and other legal matters nor the cost of prosecuting and/or defending such claims and other legal matters will have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows. No claims are currently pending; however, no assurances can be given that future claims, if any, may not be material.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.

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

Quarter Ended	High	Low
March 31, 2000	$12.25	$8.25
June 30, 2000	$11.69	$6.25
September 30, 2000	$9.00	$6.25
December 31, 2000	$8.44	$3.50
March 31, 2001	$7.75	$4.00
June 30, 2001	$5.98	$4.90
September 30, 2001	$5.25	$3.00
December 31, 2001	$3.90	$1.53

        There is no established public market for the Company's Class B common stock.

Holders of Record

        As of March 8, 2002 there were approximately 141 holders of record of the Company's common stock.

        As of March 8, 2002 there were 8 holders of the Company's Class B common stock.

Dividends

        The Company has not paid cash dividends on its common stock. The Company intends to retain future earnings to provide funds for use in the operation and expansion of the business, and accordingly, does not anticipate paying regular cash dividends on its common stock in the foreseeable future.

ITEM 6. Selected Financial Data.

        The following table sets forth selected historical financial information of the Company. This historical financial information has been derived from the audited financial statements of the Company and, with respect to data for 1997 is adjusted for the reclassification of discontinued operations. This information should be read in conjunction with, and is qualified by, the consolidated financial statements and notes thereto included in this and previous Annual Reports on Form 10-K.

	Year ended December 31,
	2001	2000		1999	1998	1997
Statement of Operations Data:
Revenue from continuing operations	$51,670	$67,698		$63,806	$68,361	$69,620
Operating expenses	61,371 (a)	63,357	(c)	54,111	68,069 (d)	58,625

Operating income (loss)	(9,701)	4,341		9,695	292	10,995
Other income (expense), net	28	204		214	(164)	159

Income (loss) from continuing operations before income taxes	(9,673)	4,545		9,909	128	11,154
Income tax expense	5,959 (b)	1,818		3,765	37	4,461

Income (loss) from continuing operations	(15,632)	2,727		6,144	91	6,693
Discontinued operations:
Income (loss) from operations, net of income tax	—	149		—	(1,092)	(4,267)
Loss on disposal, net of income tax	—	—		(2,330)	(3,341)	—

Net income (loss)	$(15,632)	$2,876		$3,814	$(4,342)	$2,426

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$(3.75)	$0.59		$1.26	$0.02	$1.10
Income (loss) from discontinued operations	—	0.03		(0.48)	(0.84)	(0.70)

Net income (loss)	$(3.75)	$0.62		$0.78	$(0.82)	$0.40

Diluted
Income (loss) from continuing operations	$(3.75)	$0.59		$1.25	$0.02	$1.06
Income (loss) from discontinued operations	—	0.03		(0.47)	(0.82)	(0.68)

Net income (loss)	$(3.75)	$0.62		$0.78	$(0.80)	$0.38

Weighted Average Shares
Basic	4,164,517	4,601,527		4,862,759	5,304,882	6,097,782
Diluted	4,164,517	4,633,949		4,917,498	5,433,707	6,327,484

(a)
Includes $2.9 million of litigation settlement expense and $2.3 million of severance cost related to staff reductions during 2001.

(b)
Includes $3.3 million valuation allowance adjustment to the Company's net deferred tax assets.

(c)
Includes $1.3 million of CEO transition costs and $0.7 million of litigation settlement expense.

(d)
Includes restructuring charges of $9.7 million and $0.8 million of severance cost related to the departure of three senior level employees.

	Year ended December 31
	2001	2000	1999	1998	1997
Balance Sheet Data
Working capital	$5,392	$15,273	$19,359	$13,600	$20,738
Total assets	$21,755	$31,082	$32,865	$31,631	$44,386
Long-term obligations, including current maturities	$8,089	$3,357	$4,244	$3,257	$3,286
Total stockholders' equity	$5,391	$21,412	$22,854	$21,212	$34,708

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto and the other information included in Item 14(a)(1) and (2) of this Annual Report on Form 10-K.

Overview

        The Company derives the majority of its revenue from monthly fixed and incentive fees for the implementation of PVM and other business improvement programs. Incentive fees are tied to improvements in a variety of client performance measures typically involving response time, asset utilization and productivity. Due to the Company's use of incentive fee contracts, variations in revenue levels may cause fluctuations in quarterly results. Factors such as a client's commitment to a PVM program, general economic and industry conditions and other issues could affect a client's business performance, thereby affecting the Company's incentive fee revenue and quarterly earnings. Quarterly revenue and earnings of the Company may also be impacted by the size of individual contracts relative to the annual revenues of the Company.

        In addition to its domestic operations, the Company has operations and contracts in its Europe and Asia/Pacific regions. The majority of contracts in these regions have been denominated using the United States dollar. However, some of the Company's contracts are in the local currency of the client; therefore, the Company is exposed to currency fluctuation risks.

Discontinued Operations

        In 1998, the Company announced its plans to dispose of its Information Technologies business segment. The sale of the Company's Information Technologies assets closed on August 31, 1998. No proceeds were received at the time of the transaction, but the agreement included earn-outs that could have been earned over the next five years. In exchange, the Company was relieved of the liabilities related to extended service contracts. On September 30, 2001, the buyer of the Information Technologies segment sold those assets acquired, which contractually voided the Company's ability to earn amounts from the agreement's earn-out provisions. As such, the Company received no earn-outs from the agreement.

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

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. The Company believes the following critical accounting policies require management's most difficult, subjective and complex judgments.

Revenue Recognition

        Revenue is recognized when realizable and earned generally as services are provided over the life of the contract. Incentive fee revenue is recognized in the period in which the related improvements are achieved. Fixed fees are recognized as they become billable per the terms of the contracts, which generally represent effort expended to date on a contract on a percentage of completion basis. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, the Company obtains customer agreement to these achievements prior to recognizing revenue.

Deferred Taxes

        For United States federal tax purposes, at December 31, 2001, the Company had net operating loss carryovers of approximately $4.4 million, which begin to expire in 2021 and unused foreign tax credit carryovers of $3.4 million, which begin to expire in 2003. In Asia, the Company has approximately $6.6 million of net operating loss carryovers, which currently do not have any statutory expiration date. Due to the uncertainty of the Company's ability to utilize its net deferred tax assets, the Company has provided a valuation allowance of $7.9 million. If the Company generates United States taxable income in future periods, reversal of the valuation allowance could have a significant positive impact on net income in the period that it becomes more likely than not that the net operating loss carryover will be recognized. Utilization of net operating loss carryforwards in the future may be limited if changes in the Company's stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code of 1986, as amended.

        Unless otherwise stated, the discussion that follows pertains to continuing operations only.

	Percentage Of Revenue For Year Ended December 31,
	2001	2000	1999
Revenue from continuing operations	100.0%	100.0%	100.0%
Cost of sales	64.3%	53.8%	55.8%

Gross profit	35.7%	46.2%	44.2%
Selling, general and administrative	48.8%	38.8%	29.0%
Litigation settlements	5.7%	1.0%	—

Operating income (loss)	(18.8)%	6.4%	15.2%
Other income, net	0.1%	0.3%	0.3%

Income (loss) from continuing operations before income taxes	(18.7)%	6.7%	15.5%
Income taxes	11.5%	2.7%	5.9%

Income (loss) from continuing operations	(30.2)%	4.0%	9.6%

Results of Operations

2001 Compared to 2000

Revenue

        Revenue decreased $16.0 million, or 24%, to $51.7 million in 2001, from $67.7 million in 2000. Fixed fee revenue was $36.8 million, or 71% of revenue in 2001, compared to $62.0 million, or 92% in 2000. Incentive fee revenue was $14.9 million, or 29% of revenue in 2001, compared to $5.7 million, or 8% in 2000.

        United States region revenue decreased $17.9 million, or 59%, to $12.3 million in 2001, from $30.2 million in 2000. The decrease relates to three major contracts, operating primarily in 2000, which accounted for net revenue of $16.3 million. Due to the general economic downturn, the Company was unable to replace this revenue with contracts of a similar magnitude during 2001.

        Asia/Pacific region revenue increased $2.2 million, or 26%, to $10.7 million in 2001, from $8.5 million in 2000. The increase reflects revenue on new contracts in 2001 exceeding revenue on completed contracts during 2000 by $0.8 million. The growth in the Asia/Pacific region also reflects a $1.4 million revenue increase when comparing existing contracts from 2001 to 2000.

        Europe region revenue decreased $0.3 million, or 1%, to $28.7 million in 2001, from $29.0 million in 2000. The decrease is attributable to revenue from a significant client, which produced revenue of $19.2 million in 2001 compared to $19.6 million in 2000.

Gross Profit

        Gross profit for 2001 decreased to $18.5 million and 36% of revenue from $31.2 million and 46% of revenue in 2000. The primary reason for the decrease in gross profit margin was decreased revenue of $16.0 million related to the adverse economic climate the Company's potential and existing clients faced during 2001. This economic downturn forced potential and existing clients to delay and/or cancel programs. The impact of this revenue decrease on gross profit offset the efficiencies gained related to a $3.2 million decrease in cost of sales. The decrease in cost of sales relates primarily to lower personnel cost due to staff reductions. The decrease in cost of sales was negatively impacted by increased severance cost of $1.0 million as a result of these staff reductions.

Selling, General and Administrative

        Selling, general and administrative expense decreased 4% to $25.2 million in 2001, from $26.2 million 2000. The decrease in selling, general and administrative relates to a $1.2 million reduction in personnel expense resulting from staff reductions during 2001, lower bad debt expense of $0.5 million and a decrease in depreciation expense of $0.4 million. These cost decreases were offset by increased incentive compensation expense of $1.1 million related to the Company's incentive plan, which was paid in the first two quarters of 2001.

Litigation Settlements

        On March 16, 2001, the Company received notice of a claim from Balanced Scorecard Collaborative, Inc. ("BSCol"), to mediate/arbitrate a dispute regarding BSCol's claim for unpaid fees under the parties' March 2000 agreement. The matter was not settled during an April 26 mediation, and consequently was resolved by a proceeding before a neutral arbitration panel in Dallas, Texas, during the week of September 17, 2001, pursuant to an arbitration provision in the parties' agreement. On October 5, 2001, the Company received an adverse ruling from the arbitration panel. The decision of the arbitration panel awarded BSCol $2.4 million. The total cost of the litigation of $2.9 million, including legal fees of $0.5 million, is presented separately as litigation settlement in the Company's Consolidated Statements of Operations.

        During 2000, the Company was party to an arbitration proceeding with Overhead Door Corporation, a former client, to collect unpaid fees. The Company received an adverse ruling from the arbitration panel. The total cost to the Company, including legal fees, was $0.7 million and is presented separately as litigation settlement in the Company's Consolidated Statements of Operations.

Income Taxes

        The Company's effective tax rate for 2001 was (62)% compared to 40% in 2000. The significant change in the Company's effective tax rate reflects adjustments to the valuation allowance on the Company's net deferred tax assets. At December 31, 2001, the Company determined, based primarily on its recent history of operating losses in the United States, that it could no longer consider the recovery of its net deferred tax assets as more likely than not. Accordingly, the Company's net deferred tax assets at the beginning of 2001 were reduced by a valuation allowance adjustment of $3.3 million. In addition, net operating loss and tax credit carryforwards generated in 2001 were also reduced by a valuation allowance such that no benefit for those carryforwards was recognized in 2001. While a valuation allowance is currently required for the Company's net deferred tax assets, the assets remain available for use in the future to offset future income tax liabilities should sufficient amounts of United States and foreign income be generated in the carryforward periods.

Discontinued Operations

        During the second quarter of 2000, the Company recorded a $0.1 million after tax gain from discontinued operations for reimbursement of legal fees in connection with prior litigation.

2000 Compared to 1999

Revenue

        Revenue increased $3.9 million, or 6%, to $67.7 million in 2000, from $63.8 million in 1999. Fixed fees were $62.0 million, or 92% of revenue in 2000, compared to $57.6 million, or 90% in 1999. Incentive fees were $5.7 million, or 8% revenue in 2000, compared to $6.2 million, or 10% of revenue in 1999.

        United States region revenue decreased $9.7 million, or 24%, to $30.2 million in 2000 from $39.9 million in 1999. The decrease relates to the completion of two major contracts without replacing the revenue with contracts of a similar magnitude. These contracts provided revenue of $19.9 million in 1999 compared with $8.7 million in 2000.

        Asia/Pacific region revenue increased 54% to $8.5 million in 2000 from $5.5 million in 1999. This marks the second consecutive year in which Asia/Pacific revenues have grown at more than 50%. The improvement in revenue is attributable to a full year of revenue on new contracts attained during 1999. In addition, the Company replaced completed contracts with new business during 2000.

        Europe region revenue increased 58% to $29.0 million in 2000 from $18.4 million in 1999. The increase relates to a major contract, which produced revenue of $19.6 million in 2000 compared to $9.3 million in 1999.

Gross Profit

        Gross profit for 2000 increased to $31.2 million and 46% as a percentage of revenue from $28.2 million and 44% in 1999. The improvement in gross profit can be attributed to improved productivity on increased sales. The Company was able to improve margins by increasing revenue $3.9 million while incurring only a $0.9 million increase in cost of sales.

Selling, General and Administrative

        Selling, general and administrative expenses increased 42% to $26.2 million in 2000, from $18.5 million in 1999. The increase relates primarily to approximately $4.2 million for personnel, travel, advertising and other professional fees associated with the start-up of the Company's new product offerings and formation of strategic alliances. The Company incurred expenses of $1.3 million related to the CEO change during the fourth quarter of 2000. The remaining increase in selling, general and administrative expense relates primarily to increased lease expense to replace the Company's laptop computers and administrative costs related to the Company's United States employees working overseas.

Litigation Settlement

        During 2000, the Company was party to an arbitration proceeding with Overhead Door Corporation, a former client, to collect unpaid fees. The Company received an adverse ruling from the arbitration panel. The total cost to the Company, including legal fees, was $0.7 million and is presented separately as litigation settlement in the Company's Consolidated Statements of Operations.

Income Taxes

        The Company's effective tax rate in 2000 was 40% compared to 38% in 1999. The increase in the Company's effective tax rate relates to adjustments made to properly reflect certain aspects of foreign taxable income and depreciation expense.

Discontinued Operations

        During the second quarter of 2000, the Company recorded a $0.1 million after tax gain from discontinued operations for reimbursement of legal fees in connection with prior litigation.

Quarterly Results

        The following table sets forth certain unaudited operating results for each of the four quarters in the two years ended December 31, 2001. This information has been prepared on the same basis as the audited financial statements and, in the opinion of the Company, includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented.

	2001 For the Three Months Ended							2000 For the Three Months Ended
	Mar. 31		June 30	Sept. 30		Dec. 31		Mar. 31		June 30	Sept. 30	Dec. 31
	In thousands, except per share data
Revenue	$16,360		$15,812	$10,121		$9,377		$16,275		$15,016	$17,601	$18,806
Gross profit	6,711		7,780	2,839		1,122		7,369		6,127	8,354	9,393
Operating income (loss)	708(b	)	1,664	(5,477	)(c)	(6,596	)(d)	1,224	(e)	(291)	2,086	1,322	(f)
Income (loss) from continuing operations	410		1,051	(3,253)		(13,840	)(g)	766		(138)	1,276	823
Earnings (loss) per share from continuing operations
Basic	$0.10		$0.25	$(0.78)		$(3.33)		$0.16		$(0.03)	$0.28	$0.19
Diluted	$0.10		$0.25	$(0.78)		$(3.33)		$0.16		$(0.03)	$0.28	$0.19
Weighted average shares
Basic	4,184		4,158	4,165		4,151		4,763		4,664	4,582	4,404
Diluted	4,198		4,170	4,165		4,151		4,898		4,738	4,588	4,409
Stock Price(a)
High	$7.75		$5.98	$5.25		$3.90		$12.25		$11.69	$9.00	$8.44
Low	$4.00		$4.90	$3.00		$1.53		$8.25		$6.25	$6.25	$3.50
Close	$5.06		$5.25	$3.75		$2.25		$11.25		$8.31	$7.00	$5.13

(a)
The stock prices set forth above represent the highest and lowest sales prices per share of the Company's common stock as reported by NASDAQ. The prices reported by NASDAQ reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

(b)
Includes $0.8 million of severance cost related to staff reductions.

(c)
Includes $2.8 million of litigation settlement expense and $0.6 million of severance cost related to staff reductions.

(d)
Includes $0.9 million of severance cost related to staff reductions.

(e)
Includes $0.7 million of litigation settlement expense.

(f)
Includes $1.3 million of CEO transition costs.

(g)
Includes $3.3 million valuation allowance adjustment to the Company's net deferred tax assets.

Liquidity and Capital Resources

        Operations used cash of $7.8 million in 2001, compared to cash provided by operations of $4.7 million in 2000. The primary reason for the use of cash in 2001 relates to $9.7 million of operating losses experienced from the decline in revenue in 2001.

        Net cash used in investing activities decreased to $1.1 million in 2001 from $3.2 million in 2000. The decrease is a result of lower capital expenditures in 2001. Capital expenditures in 2001 consisted of leasehold improvements, automobiles to facilitate program support in the Europe region and computer software, computer equipment and cost related to website design.

        Net cash provided by financing activities was $5.8 million in 2001 compared to cash used in financing activities of $4.4 million in 2000. The primary reason for the increase in cash from financing activities is due to a net $5.3 million increase in advances on the line of credit facility. In addition, during 2001 the Company decreased the purchase of treasury stock by a net $4.2 million.

        In January and October of 1999, the Company announced two stock repurchase plans for up to 250,000 and 500,000 shares, respectively. In August of 2000, the Company announced an additional stock repurchase plan of up to 750,000 shares. During 1999, the Company purchased 289,150 shares at an average price of $8.41 per share. During 2000, the Company purchased 596,300 shares at an average price of $7.96 per share. During 2001, the Company purchased 109,100 shares at an average price of $5.11 per share. Through March 8, 2002, the Company had purchased no additional shares of treasury stock.

        The Company has traditionally used cash flow from operations, periodically supplemented by borrowings under a bank line of credit, as its primary source of liquidity, when transferring funds among the Company's foreign subsidiaries was not efficient. During 2001, the Company experienced a significant decline in revenue related to the downturn in the economy, combined with the events of September 11, which resulted in prospective and existing clients delaying and/or canceling potential programs. The economic downturn and subsequent revenue decline caused the Company not to be in compliance with certain covenants related to its then existing $15 million revolving credit facility. As a result, the Company's lender, in January of 2002, reduced the maximum allowable borrowings to $10 million, secured by the Company's accounts receivable and inventories. On March 29, 2002, the lender restructured the Company's revolving credit facility to maximum allowable borrowings of $7.5 million. In connection with the restructuring of the credit facility, the lender waived past covenant violations through March 31, 2002. The restructured facility consists of a $2.5 million revolving line of credit and a $5 million term loan.

$7.5 Million Credit Facility

        All United States assets of the Company and 65% of the outstanding capital voting stock of each foreign subsidiary secure the $7.5 million credit facility. The $2.5 million revolving portion of this facility is a borrowing based loan related to a percentage of the Company's United States trade accounts receivable. This revolving credit portion bears interest at prime plus 2%. The $5 million term loan portion is due in monthly installments of $200,000 plus accrued interest, beginning July 15, 2002, with the remaining balance due on December 3, 2003. Required principal payments on the term loan total $1.2 million in 2002 and $3.8 million in 2003. This term loan bears interest at prime plus 4%. In addition, the Company is required to pay the lender a $150,000 amendment fee payable in two equal installments due September 15, 2002 and December 15, 2002. Both the term and revolving portions of the facility are callable on demand by the lender on April 30, 2003, if the lender provides written notice of its intent to call 90 days prior to April 30, 2003.

        The terms of the facility contain several financial covenants which, if breached, could result in acceleration of amounts owed. The covenants require the Company to maintain certain levels of tangible net worth, current ratio, cash flow coverage ratio, avoid two consecutive fiscal quarters that generate operating losses and restrict annual capital expenditures in excess of $300,000. In addition, the covenants require the Company to secure $1.0 million in new equity or subordinated debt by each of April 5, May 15 and June 30 of 2002, for a total of $3.0 million.

The Company's Liquidity Plan

        Recent operating results and the restructuring of the Company's credit facility give rise to concerns about the Company's ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. As of March 29, 2002 the Company had secured $1.1 million in subordinated debt from members of the Company's board of directors. These subordinated notes have a two year term and the entire principal of these notes, plus any accrued interest, is due in full in

April 2004. These subordinated notes are in aggregate principal amounts of $1.0 million and $0.1 million, respectively, and bear interest at prime plus 6%. Interest on these subordinated notes accrues semi-annually on October 1 and April 1 of each year. The Company is currently seeking to raise the additional debt or equity necessary to remain in compliance with the covenants of the $7.5 million credit facility and to provide additional liquidity for operations. Although management is confident that the required debt or equity can be raised, the Company can give no assurances that any debt or equity raised will be sufficient to prevent the Company from being in default on its current credit facility or be sufficient to meet operating cash requirements.

        In addition to the Company's need to raise additional equity or debt financing, the Company's ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and its ability to successfully implement business and growth strategies. Since the first quarter of 2001, the Company has implemented cost saving measures including staff reductions, downsizing and subleasing of facilities and greater control over alliances with strategic business partners. The Company will take additional cost saving measures such as those taken recently, if necessary, to maintain sufficient liquidity. The Company's performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company's control. If future cash flows and capital resources are insufficient to meet the Company's debt obligations and commitments, it may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital beyond what is required under its current credit facility or restructure or refinance its debt. In the event that the Company is unable to do so, it may be left without sufficient liquidity and it may not be able to meet its debt service requirements. In such a case, an event of default would occur under our credit facility and could result in all of the Company's indebtedness becoming immediately due and payable. As a result, the Company's lender would be able to foreclose on the Company's assets.

Inflation

        Although the operations of the Company are influenced by general economic conditions, the Company does not believe inflation had a material effect on the results of operations during the year ended December 31, 2001. However, there can be no assurance the Company's business will not be affected by inflation in the future.

Risk Factors

The Company's revenue and operating results may fluctuate significantly from quarter to quarter, and fluctuations in operating results could cause its stock price to decline.

        The Company's revenue and operating results may vary significantly from quarter-to-quarter due to a number of factors. In future quarters, operating results may be below the expectations of public market analysis or investors, and the price of its common stock may decline. Factors that could cause quarterly fluctuations include:

  •
  the beginning and ending of significant contracts during a quarter;

  •
  the number, size and scope of the engagements;

  •
  incentive fee contracts can create variations in revenue levels and may cause fluctuations in quarterly results;

  •
  the extent to which Resultants can be reassigned efficiently from one engagement to another;

  •
  fluctuations in demand for services resulting from budget cuts, project delays, cyclical downturns or similar events, including the recent economic downturn and the events of September 11;

  •
  clients' decisions to divert resources to other projects, which may limit clients' resources that would otherwise be allocated to services that the Company could provide; and

  •
  reductions in the prices of services offered by competitors.

  Because a significant portion of expenses are relatively fixed, a variation in the number of client engagements or the timing of the initiation or the completion of client engagements may cause significant variations in operating results from quarter-to-quarter and could result in losses.

The market in which the Company competes is intensely competitive and actions by competitors could render its services less competitive, causing revenue and income to decline.

        The ability to compete depends on a number of factors outside of the Company's control, including:

  •
  the prices at which others offer competitive services, including aggressive price competition and discounting on individual engagements, which may become increasingly prevalent due to worsening economic conditions;

  •
  the ability of competitors to undertake more extensive marketing campaigns;

  •
  the extent, if any, to which competitors develop proprietary tools that improve their ability to compete;

  •
  the ability of the Company's customers to perform the services themselves; and

  •
  the extent of competitors' responsiveness to customer needs.

        The Company may not be able to compete effectively on these or other factors. If the Company is unable to compete effectively, market position, and therefore revenue and profitability, would decline.

The Company must continually enhance its services to meet the changing needs of its customers or face the possibility of losing future business to competitors.

        Future success will depend upon the Company's ability to enhance existing services and to introduce new services to meet the requirements of customers in a rapidly developing and evolving market. Present or future services may not satisfy the needs of the market. If the Company is unable to anticipate or respond adequately to its customers' needs, lost business may result and financial performance will suffer.

International business exposes the Company to various foreign statutory requirements, which could interfere with our business or operations and could result in increased expenses and declining profitability.

        International operations create special risks, including:

  •
  Statutory requirements, which may impair the Company's ability to expatriate foreign profits to help fund domestic operations;

  •
  greater difficulties in managing and staffing foreign operations;

  •
  cultural differences that adversely affect utilization;

  •
  unexpected changes in trading policies, legal and regulatory requirements, tariffs and other foreign taxes;

  •
  greater difficulties in enforcing agreements with clients and collecting accounts receivable;

  •
  the tax system of foreign countries, which may tax the Company's foreign income at higher rates than in the United States and may subject foreign earnings to withholding requirements or tariffs, exchange controls or other restrictions;

  •
  legal requirements and regulations of various foreign countries, which may make compliance by the Company with such laws and regulations difficult and may make enforcement of the Company's intellectual property rights more difficult;

  •
  fluctuations in currency exchange rates, which may affect demand for the Company's services and may adversely affect the profitability in United States dollars of services provided by the Company in foreign markets where payment for our services is made in the local currency; and

  •
  general economic conditions in the foreign countries in which the Company operates, which could have an adverse impact on our earnings from operations in those countries.

The Company is dependent on a limited number of key personnel, and the loss of these individuals could harm its competitive position and financial performance.

        The Company's business consists primarily of the delivery of professional services and, accordingly, its success depends upon the efforts, abilities, business generation capabilities and project execution of its executive officers and Resultants. The Company's success is also dependent upon the managerial, operational and administrative skills of its executive officers. The loss of any executive officer or key Resultant or group of Resultants, or the failure of these individuals to generate business or otherwise perform at or above historical levels could result in a loss of customers or revenue, and could therefore harm the Company's financial performance.

If the Company fails to perform effectively on project engagements, its reputation, and therefore its competitive position and financial performance, could be harmed.

        Many of the Company's engagements come from existing clients or from referrals by existing clients. Therefore, growth is dependent on the Company's reputation and on client satisfaction. The failure to perform services that meet a client's expectations may damage the Company's reputation and harm its ability to attract new business. Damage to the Company's reputation arising from client dissatisfaction could therefore harm financial performance.

Inability to protect intellectual property could harm the Company's competitive position and financial performance.

        Despite efforts to protect proprietary rights from unauthorized use or disclosure, parties, including former employees or consultants, may attempt to disclose, obtain or use the Company's solutions or technologies. The steps the Company has taken may not prevent misappropriation of solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States. Unauthorized disclosure of proprietary information could make the Company's solutions and methodologies available to others and harm its competitive position.

The Company's restructured credit facility could have an adverse effect on the Company's financial health.

        For example the restructured credit facility may force the Company to:

  •
  dedicate a substantial portion of our cash flows to pay down debt;

  •
  increase vulnerability to general adverse economic and industry conditions;

  •
  limit the ability to fund future working capital and other general corporate requirements; and

  •
  limit flexibility in planning for, or reacting to, changes in the Company's business and the industry in which it operates.

        The ability to make payments on and to refinance the Company's debt will depend on financial and operating performance, which may fluctuate significantly from quarter to quarter and is subject to prevailing economic conditions and to financial, business and other factors beyond the Company's control.

        The Company cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available to it under the restructured credit facility in an amount sufficient to enable it to pay debt or to fund other liquidity needs. The Company may need to refinance all or a portion of its debt on or before maturity. The Company can give no assurance that it will be able to refinance any of its debt on commercially reasonable terms or at all.

The terms of the Company's debt contain a number of restrictive covenants, which restrict its flexibility and which, if breached, could result in acceleration of amounts owed.

        The restructured credit facility contains covenants that limit the Company's flexibility. These covenants could materially and adversely affect the ability to finance future operations or capital needs or to engage in other business activities that may be in the best interest of the Company. The covenants limit the ability to, among other things:

  •
  encumber assets;

  •
  raise new debt;

  •
  merge, consolidate or dispose of a substantial part of assets;

  •
  engage in acquisitions, make loans, extend guarantees or enter into other investments;

  •
  incur indebtedness;

  •
  pay dividends or make other distributions to stockholders or other parties; and

  •
  enter into transactions with affiliates.

        The restructured credit facility also contains covenants concerning the maintenance of certain levels of tangible net worth, current ratio, cash flow coverage ratio, avoid two consecutive fiscal quarters that generate operating losses and restrict annual capital expenditures in excess of $300,000. In addition the covenants require the Company to secure $1.0 million in new equity or subordinated debt by each April 5, May 15 and June 30 of 2002, for a total of $3.0 million. The ability to comply with these covenants may be affected by events beyond the Company's control, and it cannot be sure that it will be able to comply. A breach of any of these covenants could result in a default under the restructured credit facility and, potentially, an acceleration of the obligation to repay the amounts owed.

"Safe Harbor" Statement Under The Private Securities Litigation Reform Act:

        With the exception of historical information, the matters discussed in this report are "forward looking statements" as that term is defined in Section 21E of the Securities Exchange Act of 1934.

        While the Company believes its strategic plan is on target and the business outlook remains strong, several important factors have been identified, including the risk factors set forth herein, which could cause actual results to differ materially from those predicted. By way of example:

  •
  The competitive nature of the management consulting industry, in light of new entrants into the industry and the difficulty of differentiating the services offered to potential clients.

  •
  The time required by prospective clients to fully understand the value and complexity of a typical PVM program may result in an extended lead time to close new business.

  •
  Performance-oriented fees are earned upon the achievement of improvements in a client's business. The client's commitment to a PVM program and general economic/industry conditions could impact a client's business performance and consequently the Company's ability to forecast the timing and ultimate realization of performance-oriented fees.

  •
  The ability of the Company to productively re-deploy personnel during program transition periods.

  •
  The ability of the Company to create alliances and make acquisitions that are accretive to earnings.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

        The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company's credit agreement provides for borrowings which bear interest of prime plus 2%, on the $2.5 million revolving portion and prime plus 4% on the $5 million term portion. Since January 1, 1992 the prime rate has fluctuated between 9.5% and 4.75%. Based on the volatility of the prime rate in recent years, a five percentage point increase in interest rates would have resulted in an additional $223,000 of additional interest expense in 2002 and would result in additional interest expense of $192,000 in 2003. The Company had borrowings on its credit facility from time to time during 2001, with an outstanding balance of $7.1 million at December 31, 2001. Through April 8, 2002, the Company had additional borrowings of $9.2 million and repayments of $9.9 million. As of April 8, 2002, the Company had $6.4 million of outstanding borrowings on this credit facility.

        Due to the Company's foreign operations in Europe and Asia, the Company is exposed to transaction adjustments with respect to foreign currency. On January 1, 2001, the Company elected to change the functional currency of its foreign subsidiaries to the United States dollar. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. There is no translation adjustment to the separate component of stockholders' equity or adjustment to comprehensive income. At December 31, 2001, the effect of a 10% increase in foreign exchange rates would have resulted in a $310,000 foreign currency exchange loss on the Company's non United States denominated assets and a $327,000 foreign currency exchange gain on the Company's non United States denominated liabilities. As such, the net effect of a 10% increase in the Company's foreign exchange rates, at December 31, 2001, would have been a $27,000 foreign currency gain. The Company believes that changing the functional currency of its foreign subsidiaries to the United States dollar combined with transacting business in countries with traditionally stable currencies mitigates the effect of any near-term foreign currency transaction adjustments on the Company's financial position, results of operations and cash flows.

        The Company has not engaged in foreign currency hedging transactions nor does the Company have any derivative financial instruments. However, going forward, the Company will assess the need to enter into hedging transactions to limit its risk due to fluctuations in exchange rates.

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

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

        The information relating to the Company's directors and nominees for election as directors, and the information relating to executive officers of the Company, is incorporated herein by reference from the Company's Proxy Statement (herein so called) for its 2002 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2001.

ITEM 11. Executive Compensation.

        The discussion under "Executive Compensation" in the Company's Proxy Statement for its 2002 Annual Meeting is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

        The discussion under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 2002 Annual Meeting is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions.

        The discussion under "Certain Transactions" in the Company's Proxy Statement for its 2002 Annual Meeting is incorporated herein by reference.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
(1)      See Index to Consolidated Financial Statements on page F-1.

(a)
(2)      All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)
(3)      Documents filed as part of this report.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company filed August 13, 1993, with the State of Delaware Office of the Secretary of State (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.2	Amended and Restated By-Laws (filed as Exhibit 3.5 to the Company's 1993 Form S-1 (File No. 33-64492) and incorporated herein by reference).
3.3	Amended and Restated By-Laws dated May 30, 2001 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).
4.1	Specimen Certificate evidencing Common Stock (filed as Exhibit 4.1 to the Company's 1993 Form S-1 (file No. 33-64492) and incorporated herein by reference).
4.2	Form of Warrant Certificate for the Purchase of Shares (SRG & Associates, Ltd.) (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

4.3	Form of Warrant Certificate for the Purchase of Shares (Lyon Securities, Inc.) (filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.4	Rights Agreement dated July 9, 1998 (filed as Exhibit 4 to the Company's Report on Form 8-K dated July 16, 1998 and incorporated herein by reference).
4.5	Amendment No. 1 to Rights Agreement dated March 1, 1999 (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.6	Amendment No. 2 to Rights Agreement dated August 12, 1999 (filed as Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).
10.1	Amended and Restated 1988 Stock Option Plan (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.2	Amended and Restated 1992 Stock Option Plan (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.3	Amended and Restated 1997 Stock Option Plan (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.4	401(k) Plan (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.5	First Amended and Restated Revolving Credit Loan Agreement dated December 4, 1996 between Comerica Bank-Texas and the Company (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.6	Amendment No. 1 to Revolving Loan Agreement dated April 1, 1999 (filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).
10.7	Non-Employee Director Retainer Fee Plan (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
*10.9	Promissory Note between John T. Chain, Jr. and the Company dated March 29, 2002.
*10.10	Promissory Note between John R. Hamann and the Company dated March 29, 2002.
10.11	Employment Agreement between the Company and John R. Hamann dated January 12, 2001 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).
*21	Subsidiaries of the Company
*23.1	Consent of Ernst & Young LLP
24	Power of Attorney (set forth on the signature page of this Form 10-K).

*
Filed herewith

(b)
Reports on Form 8-K for the quarter ending December 31, 2001:

Date of Filing	Subject
October 19, 2001	Arbitrators' Award dated October 5, 2001.
(c)
Exhibits—The response to this portion of Item 14 is submitted as a separate section of this report.

(d)
Financial statement schedules—See Item 14 (a)(2) for the response to this portion of Item 14.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, State of Texas, on April 16, 2002.

THOMAS GROUP, INC.
By:	/s/ JOHN R. HAMANN John R. Hamann Chief Executive Officer

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

Signature	Capacity	Date

/s/ JOHN R. HAMANN John R. Hamann	Chief Executive Officer, President, and Director	April 16, 2002
/s/ JAMES T. TAYLOR James T. Taylor	Vice President and Chief Financial Officer	April 16, 2002
/s/ JOHN T. CHAIN, JR. John T. Chain, Jr.	Chairman of the Board	April 16, 2002
/s/ JAMES E. DYKES James E. Dykes	Director	April 16, 2002
/s/ RICHARD A. FREYTAG Richard A. Freytag	Director	April 16, 2002
/s/ DAVID B. MATHIS David B. Mathis	Director	April 16, 2002
/s/ TIMOTHY G. CAFFREY Timothy G. Caffrey	Director	April 16, 2002

ANNUAL REPORT ON FORM 10-K
ITEM 8, and 14(a)(1) and (c)
LIST OF FINANCIAL STATEMENTS
CERTAIN EXHIBITS
FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2001
THOMAS GROUP, INC.
DALLAS, TEXAS

FORM 10-K.—ITEM 14(a)(1)
Thomas Group, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        The following consolidated financial statements of Thomas Group, Inc. are included in response to Item 8:

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Thomas Group, Inc.

        We have audited the accompanying consolidated balance sheets of Thomas Group, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thomas Group, Inc. at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP
Dallas, Texas February 18, 2002, except for Note 2 as to which the date is March 29, 2002

THOMAS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2001	2000
	In thousands, except share data
Current Assets
Cash and cash equivalents	$3,821	$6,631
Trade accounts receivable, net of allowances of $640 and $269 at December 31, 2001 and 2000, respectively	8,583	10,856
Unbilled receivables	57	233
Deferred tax asset	—	1,339
Other assets	2,411	3,102

Total Current Assets	14,872	22,161

Property and equipment, net	3,502	3,829
Deferred tax asset	—	2,000
Other assets	3,381	3,092

	$21,755	$31,082

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,088	$4,733
Revolving line of credit	2,145	1,005
Current portion of long-term debt	1,200	—
Income taxes payable	1,042	575
Current maturities of other long-term obligations	5	575

Total Current Liabilities	9,480	6,888
Long-term debt	3,800	—
Other long-term obligations	3,084	2,782

Total Liabilities	16,364	9,670

Commitments and Contingencies
Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 6,705,333 and 6,659,267 shares issued and 4,151,934 and 4,214,968 shares outstanding at December 31, 2001 and 2000, respectively	67	67
Class B Common stock, $.01 par value; 1,200,000 shares authorized; 3,970 shares issued and outstanding	—	—
Additional paid-in capital	24,433	24,265
Retained earnings	4,712	20,344
Accumulated other comprehensive loss	(1,362)	(1,362)
Treasury stock, 2,553,399 and 2,444,299 shares at December 31, 2001 and 2000, respectively, at cost	(22,459)	(21,902)

Total Stockholders' Equity	5,391	21,412

	$21,755	$31,082

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2001	2000	1999
	In thousands, except share data
Revenue	$51,670	$67,698	$63,806
Cost of sales	33,218	36,455	35,598

Gross profit	18,452	31,243	28,208
Selling, general and administrative	25,220	26,218	18,513
Litigation settlements	2,933	684	—

Operating income (loss)	(9,701)	4,341	9,695
Other income, net	28	204	214

Income (loss) from continuing operations before income taxes	(9,673)	4,545	9,909
Income taxes	5,959	1,818	3,765

Income (loss) from continuing operations	(15,632)	2,727	6,144
Discontinued Operations:
Gain from operations, net of income tax of $100	—	149	—
Loss on disposal, net of income tax benefit of $1,428	—	—	(2,330)

Net Income (loss)	$(15,632)	$2,876	$3,814

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$(3.75)	$0.59	$1.26
Gain (loss) from discontinued operations	—	0.03	(0.48)

Net Income (loss)	$(3.75)	$0.62	$0.78

Diluted:
Income (loss) from continuing operations	$(3.75)	$0.59	$1.25
Gain (loss) from discontinued operations	—	0.03	(0.47)

Net Income (loss)	$(3.75)	$0.62	$0.78

Weighted average shares:
Basic	4,164,517	4,601,527	4,862,759
Diluted	4,164,517	4,633,949	4,917,498

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	In thousands, except share data
Balance as of January 1, 1999	$65	$22,699	$13,654	$(482)	$(14,724)	$21,212
Issuance of 66,618 shares of common stock	1	582	—	—	—	583
Purchase of 289,150 shares of common stock	—	—	—	—	(2,432)	(2,432)
Tax benefit of non-qualified stock option exercises	—	85	—	—	—	85
Discounted common stock options issued under employee stock option plans	—	292	—	—	—	292
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(700)	—	(700)
Net income	—	—	3,814	—	—	3,814

Total comprehensive income						3,114
Balance as of December 31, 1999	66	23,658	17,468	(1,182)	(17,156)	22,854

Issuance of 56,203 shares of common stock	1	549	—	—	—	550
Purchase of 569,300 shares of common stock	—	—	—	—	(4,746)	(4,746)
Discounted common stock options under employee stock option plans	—	58	—	—	—	58
Comprehensive Income:
Foreign currency translation adjustment	—	—	—	(180)	—	(180)
Net income	—	—	2,876	—	—	2,876

Total comprehensive income						2,696
Balance as of December 31, 2000	67	24,265	20,344	(1,362)	(21,902)	21,412

Issuance of 46,066 shares of common stock	—	172	—	—	—	172
Purchase of 109,100 shares of common stock	—	—	—	—	(557)	(557)
Discounted common stock options under employee stock option plans	—	(4)	—	—	—	(4)
Net and comprehensive loss	—	—	(15,632)	—	—	(15,632)

Balance as of December 31, 2001	$67	$24,433	$4,712	$(1,362)	$(22,459)	$5,391

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999
Cash Flows from Operating Activities:
Income (loss) from continuing operations	$(15,632)	$2,727	$6,144
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	1,206	1,342	886
Amortization	19	266	753
Loss on sale of assets	403	5	3
Bad debt	530	787	150
Other	31	212	(611)
Deferred taxes	3,339	1,314	1,625
Amortization of stock option grants	(4)	58	292
Change in operating assets and liabilities:
(Increase) decrease trade accounts receivable	1,460	381	(668)
(Increase) decrease unbilled receivables	176	(50)	540
(Increase) decrease other assets	134	(2,052)	643
Increase (decrease) accounts payable and accrued liabilities	122	172	(1,979)
Increase (decrease) advance payments	—	(70)	(255)
Increase (decrease) income taxes payable	466	(358)	631

Net Cash Provided by (Used in) Operating Activities	(7,750)	4,734	8,154

Cash Flows From Investing Activity:
Capital expenditures	(1,073)	(3,157)	(506)

Cash Flows From Financing Activities:
Purchase of treasury stock	(557)	(4,746)	(2,432)
Proceeds from exercise of stock options	172	418	488
Repayment of other long-term obligations	—	(887)	(163)
Net advances—line of credit	6,140	861	144

Net Cash Provided by (Used in) Financing Activities	5,755	(4,354)	(1,963)
Effect of exchange rate changes on cash	258	(539)	(213)

Net Cash Provided by (Used in) Continuing Operations	(2,810)	(3,316)	5,472

Discontinued Operations:
Net Cash Provided by (Used in) Operating Activities	—	249	(2,150)
Cash and Cash Equivalents
Beginning of year	6,631	9,698	6,376

End of year	$3,821	$6,631	$9,698

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

Note 1 Summary Of Significant Accounting Policies

        (a)  The Company—Thomas Group, Inc. (the "Company") was incorporated under the laws of the State of Delaware in June 1978 and provides management services designed to improve the competitiveness and profitability of its clients. The Company's specific methodology in its core product is known as PVM and focuses on reducing the time spent on revenue-producing, product development and administrative processes, resulting in operational and financial improvements.

        (b)  Basis Of Presentation—The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain amounts from prior years have been reclassified to conform to the 2001 presentation.

        (c)  Earnings Per Share—Earnings (loss) per common share is presented in accordance with the provisions of the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which requires the presentation of "basic" and "diluted" earnings per share. Basic earnings (loss) per share is based on the weighted average shares outstanding. Diluted earnings per share includes the effect of dilutive securities such as stock options and warrants.

        The following table reconciles basic earnings per share to diluted earnings per share under the provisions of SFAS 128.

	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
	In thousands, except per share data
Year Ended December 31, 2001
Basic earnings (loss) per share	$(15,632)	4,165	$(3.75)
Effect of dilutive securities:
Options and warrants	—	—	—

Diluted earnings per share	$(15,632)	4,165	$(3.75)

Year Ended December 31, 2000
Basic earnings per share	$2,876	4,602	$0.62
Effect of dilutive securities:
Options and warrants	—	32	—

Diluted earnings per share	$2,876	4,634	$0.62

Year Ended December 31, 1999
Basic earnings per share	$3,814	4,863	$0.78
Effect of dilutive securities:
Options and warrants	—	54	—

Diluted earnings per share	$3,814	4,917	$0.78

Total stock options outstanding in 2001, 2000 and 1999 that are not included in the diluted earnings per share computation due to the antidilutive effects are approximately 913,000, 836,000 and 1,285,000, respectively. Such options are excluded due to the Company incurring a net loss per share in that year or due to exercise prices exceeding the average market value of the Company's common stock in the applicable period.

        (d)  Management's Estimates And Assumptions—The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance.

        (e)  Warrants—At December 31, 1997 the Company had 225,000 warrants outstanding to purchase the Company's common stock. During 1998, 175,000 warrants expired. The remaining 50,000 warrants were repriced at an exercise price of $9.125 per share, the market price on the date of repricing, and extended to expire on October 28, 2003. The warrants were granted to a financial advisor to the Company.

        (f)    Advertising—The Company expenses the costs of advertising as incurred. Advertising expense was $0.8 million, $1.9 million and $1.3 million for the years ended December 31, 2001, 2000, and 1999, respectively.

        (g)  Property And Equipment—Property and equipment are stated at cost less accumulated depreciation. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Depreciation is calculated on an accelerated declining balance or straight-line basis over the estimated useful lives of the various assets as follows:

Furniture and fixtures	5-7 Years
Equipment	3-7 Years
Leasehold improvements	2-10 Years

        (h)  Capitalized Software Development Costs—In 2001, the Company capitalized $0.3 million of certain software development costs once technological feasibility was achieved. Capitalization of software development costs will cease when the product is available for sale. Software development costs incurred prior to achieving technological feasibility were charged to selling, general and administrative expense.

        (i)    Revenue—Business Improvement Program contracts specify fixed fees, or fixed fees plus incentives based on improvements achieved. Incentive (performance-oriented) revenue is recognized in the period for which performance improvement is being measured and is based on agreed-upon formulas relating to improvements in customer-specific measures. Improvements are measured at time intervals specified in each contract. Fixed fees are recognized as they become billable per the terms of contracts, which generally represent effort expended to date on a contract on a percentage of completion basis.

        (j)    Unbilled Receivables—Fixed fees are recognized when earned, generally as services are provided over the life of the contract. Although fixed fee recognition generally coincides with billings, as an accommodation to its clients the Company may structure fee billings to increase in the latter stages of a program. In such instances, revenue recognition as services are provided results in unbilled receivables.

        (k)  Advance Payments—The Company occasionally receives advance payments of a portion of its fees. Advance payments are deferred upon receipt and recorded as revenue when earned.

        (l)    Income Taxes—Deferred income taxes are provided for temporary differences between the financial statement and income tax basis of assets and liabilities. Provisions are made for estimated domestic and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of the Company's share of foreign subsidiaries' undistributed earnings.

        (m)  Cash And Cash Equivalents—Cash equivalents consist of highly liquid investments with original maturities of three months or less.

        (n)  Concentration Of Credit Risk—The Company provides its services primarily to a diverse group of large, well-established companies and does not require collateral on receivable balances. At December 31, 2001, three clients, Acton Burnell, Adam Opel and HengAn, accounted for $6.5 million, or 76% of the Company's total trade accounts receivable of $8.6 million. An allowance for doubtful accounts is provided when necessary and is evaluated periodically on a client-by-client basis. Receivables written off against the allowance totaled $0, $1.1 million and $0 for the years ended December 31, 2001, 2000, and 1999, respectively.

The Company is currently expanding its operations in Europe and Asia where potential economic turmoil may result in significant fluctuations in the value of certain foreign currencies versus the U.S. dollar. The Company may experience difficulties expanding its operations or may encounter other collection issues if economic conditions should change.

        (o)  Foreign Currency Translation—On January 1, 2001, the Company elected to change the functional currency of its foreign subsidiaries to the United States dollar. This change resulted from the Company's increased presence in the Europe and Asia/Pacific regions as well as increased United States dollar denominated contracts in these regions. Due to this growth, the Company's contracts are serviced primarily by United States employees. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. There is no translation adjustment to the separate component of stockholders' equity or adjustment to comprehensive income. The effect of the change in functional currency had no material impact on results of operations. The accumulation of prior years' translation adjustments remains on the balance sheet as a separate component of stockholders' equity until part, or all, of the respective entities are disposed. During 2000 and 1999, the financial statements were prepared using the local currency as the functional currency. All balance sheet accounts of foreign subsidiaries were translated at the current exchange rate as of the end of the accounting period. The resulting translation adjustment was recorded as a separate component of stockholders' equity. Income statement items were translated at average currency exchange rates.

        (p)  Comprehensive Income—Comprehensive income includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders.

        (q)  Stockholder Rights Plan—On July 9, 1998, the Company announced the adoption of a Stockholder Rights Plan, intended to protect the Company from unfair or coercive takeover attempts. The grant of the rights was made to stockholders of record as of July 20, 1998.

        (r)  Stock Options And Warrants—The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation." Through December 31, 2001, there have been no significant grants to non-employees.

Effective July 1, 2000, the Company adopted Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), an interpretation of APB 25, which requires changes to previous practice regarding the accounting for certain stock compensation arrangements. FIN 44 does not change APB 25's intrinsic value method, under which compensation expense is generally not recognized for stock option grants to employees if the exercise price of the Company's stock option grants equals or exceeds the fair market value of the underlying stock on the date of grant, but it has narrowed its application. Adoption of FIN 44 did not have a significant effect on the Company's results of operations for the year ended December 31, 2001.

        (s)  Fair Market Value Of Financial Instruments—The Company's financial instruments include notes payable. The carrying value of these notes approximates market value because the borrowing rate is similar to other financial instruments with similar terms.

        (t)    Recent Accounting Standards—The Company adopted the provisions of Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. This statement standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of hedged assets or liabilities that are attributable to the hedged risk or, (b) the earnings effect of the hedged transaction. Derivatives that are not hedges must be adjusted to fair value through income. Adoption of SFAS 133 had no effect on the Company's financial statements, as the Company has not entered into any derivative instruments.

Note 2 Financing Agreement and Liquidity

        The Company has traditionally used cash flow from operations, periodically supplemented by borrowings under a bank line of credit, as its primary source of liquidity, when transferring funds among the Company's foreign subsidiaries was not efficient. During 2001, the Company experienced a significant decline in revenue related to the downturn in the economy, combined with the events of September 11, which resulted in prospective and existing clients delaying and/or canceling potential programs. The economic downturn and subsequent revenue decline caused the Company not to be in compliance with certain covenants related to its then existing $15 million revolving credit facility. As a result, the Company's lender, in January of 2002, reduced the maximum allowable borrowings to $10 million, secured by the Company's accounts receivable and inventories. On March 29, 2002, the lender restructured the Company's credit facility to maximum allowable borrowings of $7.5 million. In connection with the restructuring of the credit facility, the lender waived past covenant violations through March 31, 2002. The restructured facility consists of a $2.5 million revolving line of credit and a $5 million term loan.

$7.5 Million Credit Facility

        All United States assets of the Company and 65% of the outstanding capital voting stock of each foreign subsidiary secure the $7.5 million credit facility. The $2.5 million revolving portion of this facility is a borrowing based loan related to a percentage of the Company's United States trade accounts receivable. This revolving credit portion bears interest at prime plus 2%. The $5 million term loan portion is due in monthly installments of $200,000 plus accrued interest beginning July 15, 2002, with the remaining balance due on December 3, 2003. Required principal payments on the term loan total $1.2 million in 2002 and $3.8 million in 2003. This term loan bears interest at prime plus 4%. In addition, the Company is required to pay the lender a $150,000 amendment fee payable in two equal installments due September 15, 2002 and December 15, 2002. Both the term and revolving portions of the facility are callable on demand by the lender on April 30, 2003 if the lender provides written notice of its intent to call 90 days prior to April 30, 2003.

        The $2.1 million outstanding under the revolving line of credit at December 31, 2001, is classified as a current liability as the Company anticipates to satisfy this debt within twelve months of the balance sheet date. The $5 million term loan has been classified on the balance sheet in two components based on its restructured payment terms: $1.2 million as a current portion of long-term debt and $3.8 million as long-term debt.

        The terms of the facility contain several financial covenants which, if breached, could result in acceleration of amounts owed. The covenants require the Company to maintain certain levels of tangible net worth, current ratio, cash flow coverage ratio, avoid two consecutive fiscal quarters that generate operating losses and restrict annual capital expenditures in excess of $300,000. In addition, the covenants require the Company to secure $1.0 million in new equity or subordinated debt by each of April 5, May 15 and June 30 of 2002, for a total of $3.0 million.

The Company's Liquidity Plan

        Recent operating results and the restructuring of the Company's credit facility give rise to concerns about the Company's ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. As of March 29, 2002 the Company had secured $1.1 million in subordinated debt from members of the Company's board of directors. These subordinated notes have a two-year term and the entire principal of these notes, plus any accrued interest, is due in full in April 2004. These subordinated notes are in aggregate principal amounts of $1.0 million and $0.1 million, respectively, and bear interest at prime plus 6%. Interest on these subordinated notes accrues semi-annually on October 1 and April 1 of each year. The Company is currently seeking to raise the additional debt or equity necessary to remain in compliance with the covenants of the $7.5 million credit facility and to provide additional liquidity for operations. Although, management is confident that the required debt or equity can be raised, the Company can give no assurances that any debt or equity raised will be sufficient to prevent the Company from being in default on its current credit facility or be sufficient to meet operating cash requirements.

        In addition to the Company's need to raise additional equity or debt financing, the Company's ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and its ability to successfully implement business and growth strategies. Since the first quarter of 2001, the Company has implemented cost saving measures including staff reductions, downsizing and subleasing of facilities and greater control over alliances with strategic business partners. The Company will take additional cost saving measures such as those taken recently, if necessary, to maintain sufficient liquidity. The Company's performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company's control. If future cash flows and capital resources are insufficient to meet the Company's debt obligations and commitments, it may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital beyond what is required under its current credit facility or restructure or refinance its debt. In the event that the Company is unable to do so, it may be left without sufficient liquidity and it may not be able to meet its debt service requirements. In such a case, an event of default would occur under our credit facility and could result in all of the Company's indebtedness becoming immediately due and payable. As a result, the Company's lender would be able to foreclose on the Company's assets.

        At December 31, 2001 the Company had $7.1 million outstanding on its previously existing $15 million revolving credit agreement. The Company utilized the credit line during 2001 to meet working capital requirements. Total interest paid was $106,000, $133,000 and $4,500 at an annual rate of 5.69%, 9.25% and 8.25% for 2001, 2000 and 1999 respectively. The Company paid commitment fees on the unused portion of the credit facility, totaling $51,000, $66,000 and $57,000 for 2001, 2000 and 1999 respectively, at an interest rate of 0.375%.

Note 3 Discontinued Operations

        In 1998, the Company announced its plans to dispose of its Information Technologies business segment. The sale of the Company's Information Technologies assets closed on August 31, 1998. No proceeds were received at the time of the transaction, but the agreement included earn-outs that could have been earned over the next five years. In exchange, the Company was relieved of the liabilities related to extended service contracts. On September 30, 2001, the buyer of the Information Technologies segment sold those assets acquired, which contractually voided the Company's ability to earn amounts from the agreement's earn-out provisions. As such, the Company received no earn-outs from this agreement.

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

Note 4 Other Assets

	December 31,
	2001	2000
	In thousands of dollars
Deferred compensation plan assets	$3,001	$2,773
Prepaid expenses	656	1,075
Current receivables	1,436	1,483
Income tax receivable	254	640
Investment in Texas Stadium Suite	132	151
Accounts receivable, employee	307	52
Other	6	20

	5,792	6,194
Less current portion	(2,411)	(3,102)

	$3,381	$3,092

Note 5 Property And Equipment

	December 31,
	2001	2000
	In thousands of dollars
Equipment	$4,439	$7,525
Furniture and fixtures	3,378	3,239
Leasehold improvements	2,645	2,485
Equipment under capital leases	29	—
Construction in process	237	—
Automobiles	200	116

	10,928	13,365
Less accumulated depreciation and amortization	(7,426)	(9,536)

	$3,502	$3,829

        During 2000, the Company retired fully depreciated computer equipment under capital lease obligations totaling approximately $1.0 million.

Note 6 Other Long-Term Obligations

	December 31,
	2001	2000
	In thousands of dollars
Deferred compensation plan	$3,001	$2,773
Estimated loss on disposal of segment	—	575
Other	88	9

	3,089	3,357
Less current portion	(5)	(575)

	$3,084	$2,782

Note 7 Accounts Payable And Accrued Liabilities

	December 31,
	2001	2000
	In thousands of dollars
Accounts payable trade	$1,164	$674
Accrued CEO transition cost	—	1,119
Accrued payroll and bonuses	1,129	543
Accrued severance	960	—
Accrued restructuring	203	222
Accrued employee benefits	133	100
Other accrued liabilities	1,499	2,075

	$5,088	$4,733

        Accrued severance relates to four staff reduction actions taken during 2001 affecting 65 employees (primarily resultants) which resulted in severance charges of $2.3 million of which $1.0 million remains accrued at December 31, 2001 and is expected to be paid in the first and second quarters of 2002.

        Accrued restructuring relates to remaining liabilities associated with the Company's 1998 restructuring actions to realign its corporate structure. The remaining liabilities relate to accrued costs relating to future lease obligations for leased space that was vacated in connection with the restructuring plan. There were no material changes to the 1998 accrued restructuring reserves, other than cash payments of liabilities, in any of three years in the period ended December 31, 2001.

Note 8 Income Taxes

        The domestic and foreign source components of income (loss) before taxes are as follows:

	Year Ended December 31,
	2001	2000	1999
	In thousands of dollars
Domestic sources	$(9,345)	$(2,404)	$3,207
Foreign sources	(328)	6,949	6,702

	(9,673)	4,545	9,909
Discontinued operations	—	249	(3,758)

	$(9,673)	$4,794	$6,151

        The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2001	2000	1999
	In thousands of dollars
Income taxes (benefit) at statutory rate	$(3,289)	$1,545	$3,369
Effect on taxes resulting from:
State taxes	366	255	322
Increase (decrease) in valuation allowance	3,339	174	(1,043)
Operating losses and tax credits generated but not benefited	3,929	—	—
Foreign income subject to current U.S. taxation	1,458	622	772
Other (primarily permanent differences)	156	(778)	345

	$5,959	$1,818	$3,765

        Federal, state and foreign income tax expense consists of the following:

	Year Ended December 31,
	2001	2000	1999
	In thousands of dollars
Current tax expense:
Federal	$328	$36	$334
State	243	34	661
Foreign	2,049	533	1,147

	2,620	603	2,142
Deferred tax expense (benefit):
Federal	3,066	958	826
State	273	357	(631)

	3,339	1,315	195

	$5,959	$1,918	$2,337

        Income tax expense (benefit) is included in the consolidated financial statements as follows:

	Year Ended December 31,
	2001	2000	1999
	In thousands of dollars
Continuing operations	$5,959	$1,818	$3,765
Discontinued operations	—	100	(1,428)

	$5,959	$1,918	$2,337

        Significant components of the Company's net deferred tax assets (liabilities) for federal and state income taxes are as follows:

	December 31,
	2001	2000
	In thousands of dollars
Deferred tax assets:
Foreign tax credit carryforward	$3,383	$2,519
Allowance for doubtful accounts	166	102
Restructuring expenses	17	85
Discontinued operations	—	218
Accrued expenses	409	259
Deferred compensation	956	834
Net operating loss carryforward	2,964	558
Minimum tax credit carryforward	169	176
Charitable contribution carryforward	51	—

	8,115	4,751
Valuation allowance	(7,938)	(646)

Total deferred tax assets	177	4,105
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	(146)	(471)
Fixed assets	(31)	(6)
Other, net	—	(289)

Total deferred tax liabilities	(177)	(766)

Net deferred tax asset	—	$3,339

Net deferred tax asset—current	—	$1,339
Net deferred tax asset—non-current	—	2,000

	—	$3,339

        At December 31, 2001, the Company has approximately $4.4 million of federal net operating loss carryovers, which begin to expire in 2021 and approximately $6.3 million of state net operating loss carryovers, which expire at various times. The Company also has approximately $6.6 million of Asian net operating loss carryovers which currently do not have any statutory expiration date. In addition, the

Company has approximately $3.4 million of U.S. foreign tax credit carryovers that begin to expire in 2003 and approximately $169,000 of U.S. minimum tax credits, which may be carried forward indefinitely.

        At December 31, 2001, the Company determined, based primarily on its recent history of operating losses in the U.S., that it could no longer consider the recovery of its net deferred tax assets as more likely than not. Accordingly, the Company's net deferred tax assets at the beginning of 2001 were reduced by a valuation allowance adjustment of $3.3 million. In addition, net operating loss and tax credits carryforwards generated in 2001 were also reduced by a valuation allowance such that no benefit for the carryforwards was recognized in 2001. While a valuation allowance is currently required for the Company's net deferred tax assets, the assets remain available for use in the future to offset future income tax liabilities, should sufficient amounts of U.S. and foreign income be generated in the carryforward periods.

Note 9 Employee Benefit Plans

        The Company sponsors a 401(k) retirement plan. The Company, at its discretion, matches a portion of the participants' contribution. Participants are vested in the Company's matching contribution after five years of full-time service and may join the plan January 1 and July 1. Matching contribution expense was $0.5 million for 2001, and $0.4 million for 2000 and 1999, respectively.

        In 1994, the Company established a non-qualified deferred compensation plan. Participation is limited to officers and key employees. Assets and accrued liabilities of the plan were $3.0, $2.8 and $2.6 million at December 31, 2001, 2000 and 1999, respectively and are recorded in the long term asset and long-term liabilities section of the balance sheet. Amounts deferred under the plan are deposited in a trust that qualifies as a grantor trust under the Internal Revenue Code of 1986, as amended. The Company's obligations under the deferred compensation plan are unsecured general obligations of the Company and rank equally with other unsecured general creditors of the Company. Assets of the deferred compensation plan are invested in various mutual funds as directed by the plan participants. Adjustments to the fair value of the mutual fund investments, which are classified as trading, are recorded in operating expenses.

Note 10 Commitments and Contingencies

        On March 16, 2001, the Company received notice of a claim from Balanced Scorecard Collaborative, Inc. ("BSCol"), to mediate/arbitrate a dispute regarding BSCol's claim for unpaid fees under the parties' March 2000 agreement. The matter was not settled during an April 26 mediation, and consequently was resolved by a proceeding before a neutral arbitration panel in Dallas, Texas, during the week of September 17, 2001, pursuant to an arbitration provision in the parties' agreement. On October 5, 2001, the Company received an adverse ruling from the arbitration panel. The decision of the arbitration panel awarded BSCol $2.4 million. The total cost of the litigation of $2.9 million, including legal fees of $0.5 million, is presented separately as litigation settlements in the Company's Consolidated Statements of Operations.

        During 2000, the Company was party to an arbitration proceeding with Overhead Door Corporation, a former client, to collect unpaid fees. The Company received an adverse ruling from the arbitration panel. The total cost to the Company, including legal fees, was $0.7 million and is presented separately as litigation settlements in the Company's Consolidated Statements of Operations.

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

        The Company leases office space, vehicles and various types of office equipment under non-cancelable operating leases. Rent expense related to operating leases totaled $2.6 million for 2001, $1.8 million for 2000, and $1.5 million for 1999.

        Minimum lease payments required under non-cancelable operating lease arrangements subsequent to December 31, 2001, are as follows:

Operating Leases In thousands of dollars
2002	$2,343
2003	1,748
2004	1,172
2005	958
2006	784
Thereafter	217

Total minimum lease payments	7,222
Sublease arrangements	(2,494)

Net minimum lease payments	$4,728

Note 11 Segment Data And Sales To Major Customers

        The Company operates in one industry segment, but conducts its business primarily in three geographic areas: the United States, Europe and Asia. Information regarding these areas follows:

	United States	Europe	Asia	Corporate	Total
	In thousands of dollars
Year ended December 31, 2001:
Revenue	$12,314	$28,680	$10,676	$—	$51,670
Gross profit (loss)	$9,871	$9,968	$(1,387)	$—	$18,452
Long-lived assets	$2,627	$857	$266	$3,133	$6,883
Year ended December 31, 2000:
Revenue	$30,171	$29,040	$8,487	$—	$67,698
Gross profit	$17,381	$13,366	$496	$—	$31,243
Long-lived assets	$2,909	$1,071	$17	$4,924	$8,921
Year ended December 31, 1999:
Revenue	$39,933	$18,352	$5,521	$—	$63,806
Gross profit	$16,168	$10,688	$1,352	$—	$28,208
Long-lived assets	$2,011	$680	$51	$4,175	$6,917

        The following table indicates those clients whose revenues were in excess of 10% of consolidated revenues in any of the three years ended December 31, 2001.

	United States	% of Total	Europe	% of Total
	In thousands of dollars
Year Ended December 31, 2001:
Robert Bosch	—	—	$19,244	37%
Adam Opel	—	—	$5,779	11%
Acton Burnell	$5,586	11%	—	—
Year Ended December 31, 2000:
Robert Bosch	—	—	$19,602	29%
General Motors	$5,248	8%	$5,346	8%
Boston Scientific	$9,750	14%	—	—
Year Ended December 31, 1999:
General Motors	$11,954	19%	$1,412	2%
Robert Bosch	$486	1%	$9,252	14%
Delphi Delco	$7,977	12%	—	—

        The majority of foreign revenue was earned in Germany and Switzerland for all of the years presented.

Note 12 Related Party Transactions

        In March of 2002, the Company issued promissory notes to two members of the Company's board of directors. These notes are in aggregate principal amounts of $1.0 million and $0.1 million. These promissory notes have a two-year term and the entire principal of these notes, plus any accrued interest is due in full in April 2004.

        In 2001, the Company advanced a key employee $0.5 million. The employee executed a promissory note due November 2, 2001. At December 31, 2001, there were no amounts due on this promissory note.

        In 1996, the Company advanced a key employee $0.2 million. The employee executed a promissory note due December 18, 2000. At December 31, 2000, there were no amounts due on this promissory note.

Note 13 Common Stock And Stock Options

        The Company grants incentive and non-qualified stock options and has reserved 3,550,000 shares of common stock for issuance under its stock option plans. Options to purchase shares of the Company's common stock have been granted to directors, officers and employees. The majority of the options granted become exercisable at the rate of 20% per year, and generally expire ten years after the date of grant.

        The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock Based Compensation." This statement requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000, and 1999: dividend yield of 0%; expected volatility of 65%; risk free interest rate of 6%; and expected life of five years. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2001	2000	1999
	In thousands of dollars
Net Income (Loss)
As reported	$(15,632)	$2,876	$3,814
Pro forma	$(15,960)	$2,383	$3,165
Earnings (Loss) Per Share
As reported
Basic	$(3.75)	$0.62	$0.78
Diluted	$(3.75)	$0.62	$0.78
Pro forma
Basic	$(3.83)	$0.52	$0.65
Diluted	$(3.83)	$0.51	$0.64

        A summary of the status of the Company's stock options to employees as of December 31, 2001, 2000 and 1999 and changes in the years then ended is presented below.

	2001		2000		1999
Common Option Shares	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	868,316	$9.29	1,339,932	$10.15	1,636,354	$10.52
Granted	147,900	6.58	88,400	9.24	141,681	8.84
Exercised	(13,238)	0.02	(44,721)	11.00	(211,694)	9.07
Forfeited	(89,554)	8.28	(515,295)	11.44	(226,409)	9.00

Outstanding at end of year	913,424	$9.09	868,316	$9.29	1,339,932	$10.15

Options exercisable at year-end	566,073	$9.88	518,106	$9.94	882,489	$11.00
Weighted average grant-date fair value of options granted		$6.70		$8.79		$8.84

        The following table summarizes information about stock options outstanding at December 31, 2001.

		Options Outstanding
Common Options
		Weighted Average Remaining Contractual Life (Years)		Options Exercisable
Exercise Price	Outstanding		Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.73 - 7.94	397,693	$6.88	$7.40	92,219	$7.20
8.00 - 9.94	364,433	6.18	9.10	344,398	9.09
10.09 - 13.75	83,120	5.78	11.73	61,278	11.93
14.25 - 16.88	67,378	4.11	15.64	67,378	15.64
18.44 - 19.13	800	4.43	18.96	800	18.96

$ 0.73 - 19.13	913,424	$6.30	$9.09	566,073	$9.88

Note 14 Supplemental Disclosure Of Cash Flow Information

	Year Ended December 31,
	2001	2000	1999
	In thousands of dollars
Interest paid	$198	$215	$107
Income taxes paid	$1,676	$1,602	$928