Form 10-K/A
period 2001-12-31
THOMAS GROUP INC
filed 2002-04-30
CIK 900017

================================================================================

                           SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                             ------------------------------

                                       FORM 10-K/A

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] FOR THE YEAR ENDED DECEMBER 31, 2001.

                                           OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] FOR THE TRANSITION PERIOD FROM

                      ___________________ TO ___________________.

                            Commission File Number:  0-22010

                             ------------------------------

                                   THOMAS GROUP, INC.
               (Exact name of registrant as specified in its charter)

                 DELAWARE                                72-0843540
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


           5221 NORTH O'CONNOR BOULEVARD                         75039-3714
             SUITE 500, IRVING, TEXAS                            (Zip Code)
     (Address of principal executive offices)


                                    (972) 869-3400
                  (Registrant's telephone number, including area code)

               Securities registered pursuant to Section 12(b) of the Act:


     TITLE OF EACH CLASS:                  NAME OF EACH EXCHANGE ON WHICH REGISTERED:
     --------------------                  ------------------------------------------
Common stock, par value $.01 per share                        NASDAQ-NMS


              Securities registered pursuant to Section 12(g) of the Act:
                               Rights to purchase common stock

                             ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of April 26, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,414,042, based on the NASDAQ-NMS closing price of $.86.

     As of April 26, 2002, there were 4,169,376 shares of the registrant's common stock outstanding.

================================================================================

     Pursuant to General Instruction G(3) of Form 10-K and Rule 12b-15 of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") this Amendment (this "Amendment") to the Form 10-K of Thomas Group, Inc. (the "Company"), filed with the Securities and Exchange Commission on April 16, 2002 (the "Form 10-K"), is being filed to include information with respect to Items 10, 11, 12 and 13 of Part III of the Form 10-K.

                                   PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth certain information as to the directors of the Company, each of whose term as directors expires at the Year 2002 Annual Meeting of Stockholders:

        ---------------------------------------------------------------------------------------
           NAME AND AGE              POSITIONS AND OFFICES WITH THE COMPANY          DIRECTOR
                                                                                      SINCE
        ---------------------------------------------------------------------------------------
         John R. Hamann, 50          President, Chief Executive Officer, Director      2001
        ---------------------------------------------------------------------------------------
         John T. Chain, Jr., 67      Chairman of the Board                             1995
        ---------------------------------------------------------------------------------------
         Richard A. Freytag, 68      Director                                          1997
        ---------------------------------------------------------------------------------------
         James E. Dykes, 64          Director                                          1995
        ---------------------------------------------------------------------------------------
         David B. Mathis, 64         Director                                          1998
        ---------------------------------------------------------------------------------------
         Timothy G. Caffrey, 34      Director                                          2000
        ---------------------------------------------------------------------------------------

     The following gives certain information regarding the business experience of the directors and executive officers of the Company.

     JOHN R. HAMANN joined the Company in 2001 as President and Chief Executive Officer, and as a director. Prior to joining the Company, Mr. Hamann served in a variety of roles for Sunbeam Products, Inc., most recently as President and Chief Executive Officer of its Thalia Products unit, and from 1998 to 2000 as President of its appliance division. From 1994 to 1998 Mr. Hamann served as President and Chief Executive Officer for Tempo Technology Corporation, a privately-held manufacturer of industrial diamond products. From 1989 to 1994 Mr. Hamann served in a variety of roles for Whirlpool Corporation, most recently as Vice President of the KitchenAid small appliance business unit.

     JAMES T. TAYLOR, 55, joined the Company in 2001 as Vice President and Chief Financial Officer. From 1997 to 2001 Mr. Taylor served as Vice President of the Chancellor Group, a Dallas, Texas management consulting firm, where he assisted companies in restructuring, raising funds and completing initial public offerings. From 1995 to 1997 Mr. Taylor served as Vice President for Overhill Farms Corporation and led in the creation of its Food Group division. From 1986 to 1993, Mr. Taylor served as Chief Financial Officer for Elcon Industries, a privately held manufacturer/distributor of after market automotive accessories. Mr. Taylor also was a partner with Coopers & Lybrand (currently PriceWaterhouseCoopers) in both the Los Angeles and Dallas offices. Mr. Taylor is a licensed CPA and a member of Financial Executive Institute and Financial Executive Network Group.

     JIMMY C. HOULDITCH, 66, joined the Company in 1996 and currently serves as President of the North American Region. Prior to joining the Company, Mr. Houlditch served as Corporate Vice President of Manufacturing and Productivity for Allied Signal Corporation, as Chief Operating Officer for Allied Signal's Gas Turbine Company. He was previously with Texas Instruments Semiconductor as Senior Vice President of Automation, Quality and Worldwide Product Rationalization, and Senior Vice President of Operations for Texas Instruments' Defense Systems Electronics Company.

     IAN L.T. CONN, 65, joined the Company in 1992 and currently serves as Chairman of the Asia/Pacific Region. Before joining the Company, Mr. Conn served as the Chief Executive Officer of Philips Medical Systems, a Canadian-based manufacturer of medical diagnostic imaging equipment.

     PHILIP J. LOVELL, 54, joined the Company in October 1994 and currently serves as President and Managing Director of the European Region. Prior to joining the Company, Mr. Lovell held senior general management and marketing positions with major multinational corporations such as Braun/Gillette, Avery and American Brands.

     G. TOBY MARION, 52, joined the Company in 2002 as President of the Asia/Pacific Region. Prior to joining the Company Mr. Marion founded LCP Asia Ltd. in 1999 with the Logistics Consulting Partners Ltd. of the UK. LCP Asia Ltd. is Hong Kong's first specialist supply chain and logistics consulting company and provides advisory and tailored logistics solutions to help marketers, manufacturers and logistics multinationals in Hong Kong, China and Asia. Mr. Marion served as General Manager, Marketing Operations, Greater China; Director, COGEL, Shantou; Chairman RLCA; Chairman Caltex, Lianyungang LPG; Regional Coordinator, Africa; and General Manager and Director of Caltex Oil Thailand while with Caltex Petroleum from 1975 to 1998. With Caltex, Mr. Marion spent long assignments in Bahrain, Australia, Japan, Thailand, Hong Kong and China, in addition to New York and Dallas, in refining, marketing, logistics and general management. Mr. Marion has played a leading role in a number of strategic developments and new opportunities in the international oil business. Mr. Marion worked for American Cyanamid, Texaco and Union Carbide, prior to joining Caltex.

     GENERAL JOHN T. CHAIN, JR. was elected director of the Company in 1995 and as Chairman of the Board in May 1998. Since December 1996, General Chain has served as President of Quarterdeck Equity Partners, Inc., a company involved in the acquisition of suppliers to the defense and aerospace industry. General Chain served from 1991 until early 1996 as Executive Vice President for Burlington Northern Santa Fe Corporation. From 1986 to 1991, General Chain was Commander in Chief of the U.S. Strategic Air Command. General Chain currently serves on the board of directors for Kemper Insurance Companies, Northrop Grumman Corporation, R.J. Reynolds, and ConAgra Foods, Inc.

     JAMES E. DYKES was elected director of the Company in 1995. In 1997, he accepted a one-year appointment as Executive Vice President of Corporate Development. Mr. Dykes was a four-time client of the Company during his 35 year management career in the electronics and semiconductor industries. Mr. Dykes served from August 1994 as President and Chief Operating Officer and a director of Intellon Corporation, a home-automation electronics company. From 1989 to 1993, Mr. Dykes was President and Chief Executive Officer of Signetics Company, an integrated circuits company. Mr. Dykes also currently serves on the board of directors for the following companies: Cree Research Inc., a silicon carbide electronics company, Exar Corporation, an integrated circuits company and Theseus Logic, an integrated circuits company.

     RICHARD A. FREYTAG was elected director of the Company in 1997. Mr. Freytag served as president of Citicorp Banking Corporation from 1984 until 1989, when he was appointed chief executive officer. Mr. Freytag retired as an officer of Citicorp Banking Corporation in 1996 and remained both as an outside director and as vice chairman until January 1, 1998, when he retired as a director. Mr. Freytag also served as a director of Citicorp Holdings, Inc., Citibank Overseas Investment Corporation and Citibank Delaware until January 1, 1998, at which time he retired.

     DAVID B. MATHIS was elected director of the Company in 1998. Mr. Mathis serves as Chairman and Chief Executive Officer of Kemper Insurance Companies, which has operations in commercial and personal insurance, risk management, and reinsurance. Mr. Mathis' long career with Kemper has included executive assignments with both Kemper Insurance Companies and Kemper Corporation, its former publicly owned affiliate. Mr. Mathis also serves on the board of directors of the American Insurance Association, IMC Global Inc., the Museum of Science and Industry and the Chicago Symphony Orchestra.

     TIMOTHY G. CAFFREY was elected director of the Company in 2000. Mr. Caffrey has served as Vice President of Par Capital Management, an investment firm, since July 2000. Prior to that, Mr. Caffrey served as a General Partner of Hollybank Investments, LP and a Managing Member of Thistle Investments, LLC. From 1998 to 1999, he served as Vice President of Kelso Management Co., Inc., adviser to Hollybank Investments, LP and Thistle Investments, LLC. Prior to joining Kelso Management, Mr. Caffrey worked as an Associate in the Technology Mergers and Acquisitions department of Cowen & Company and as an Associate in the Corporate Finance department of Fox-Pitt, Kelton, Inc.

                             SECTION 16(a) REPORTING

     Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and to furnish to the Company copies of such reports. Based solely on the review of copies of the forms received, the Company believes that, during the last fiscal year, all filing requirements under Section 16(a) applicable to its officers, directors and 10% stockholders were timely, except for: one Form 4 for Mr. Freytag relating to an open market acquisition of the Company's common stock in December 2001, one Form 4 for Mr. Roger Crabb, a former officer of the Company, relating to an open market acquisition of the Company's common stock in April 2001, one Form 4 for Mr. Houlditch relating to an open market acquisition of the Company's common stock in August 2001, and two Form 4s for Mr. Hamann relating to five open market acquisitions of the Company's common stock, four in August 2001 and one in December 2001. All of such Form 4s were inadvertently filed late and information relating to these transactions was set forth in Form 5s filed with the Securities and Exchange Commission in February 2002.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the total compensation paid or accrued by the Company for services rendered during each of the three years ended December 31, 2001, to (1) the Company's then-current Chief Executive Officer and (2) the four other most highly compensated executive officers
(collectively, the "named executive officers") whose total cash compensation for the year ended December 31, 2001 exceeded $100,000.

                                                                                                LONG-TERM COMPENSATION
                                                              ANNUAL COMPENSATION                        AWARDS
                                                    ---------------------------------------  ----------------------------
                                                                                              SECURITIES
                                                                             OTHER ANNUAL     UNDERLYING     ALL OTHER
NAME & PRINCIPAL POSITION                    YEAR    SALARY($)   BONUS($)   COMPENSATION($)     OPTIONS     COMPENSATION
-------------------------                    ----    ---------  ----------  ---------------   ----------    ------------
John R. Hamann,                              2001     412,467   212,500(1)     16,467(2)        100,000      276,088(4)
  President, Chief Executive Officer

James T. Taylor                              2001     187,500    90,000         6,000(2)        105,000        1,050(5)
  Vice President and CFO

Ian L.T. Conn,                               2001     250,000    80,000(7)     47,500(3)          5,110      115,656(6)
 Chairman, Asia/Pacific Region(8)            2000           --       --            --                --           --
                                             1999     208,133    24,133        27,708(3)             --        5,000(5)

Philip J. Lovell,                            2001     279,529    93,890            --            32,456           --
  President, Europe Region                   2000     214,285   142,000            --            32,556           --
                                             1999     200,000        --            --                --           --

Jimmy C. Houlditch,                          2001     396,808   150,000(7)      7,200(2)         51,642           --
  President, N. American Region(8)           2000          --        --            --                --           --
                                             1999          --        --            --                --           --

--------------------

(1) Payment to Mr. Hamann was contingent upon completion of the first year of his term as Chief Executive Officer. This payment was guaranteed under Mr. Hamann's employment agreement.

(2)  Represents car allowances for the benefit of the named executive officers.

(3)  Represents cost of living allowance.

(4) Consists of relocation costs paid by the Company of $161,321 for real estate closing costs, $81,126 of housing expense related to a former residence, $17,126 of loan interest forgiveness and $13,185 of other relocation expense. In addition, $2,280 with respect to term life insurance for the benefit of such officer that was paid by the Company and $1,050, which represents the Company's contribution to such officers account under the Company's 401(k) Plan.

(5) Represents the Company's contribution to such officer's account under the Company's 401(k) Plan.

(6)  Represents fringe benefits related to housing rental and automobile lease.

(7)  Represents bonus paid in 2001 for performance achieved in 2000.

(8) No information is provided for the fiscal years in which Mr. Conn and Mr. Houlditch either did not serve as executive officers of the Company or their cash compensation for such years was not among the four most highly compensated executive officers.

STOCK OPTION GRANTS

The following table provides information concerning the grant of stock options during the year ended December 31, 2001 to the named executive officers.

                                OPTION GRANTS IN LAST FISCAL YEAR

                                         INDIVIDUAL GRANTS
                                    ---------------------------
                                                                                            POTENTIAL REALIZABLE VALUE AT
                        NUMBER OF   % OF TOTAL                                                 ASSUMED ANNUAL RATES OF
                       SECURITIES     OPTIONS                                               STOCK PRICE APPRECIATION FOR
                       UNDERLYING    GRANTED TO                  MARKET PRICE                         OPTION TERM(2)
                        OPTION      EMPLOYEES IN     EXERCISE     ON DATE OF   EXPIRATION   -------------------------------
      NAME             GRANTED(1)%   FISCAL YEAR    PRICE($/SH)  GRANT ($/SH)      DATE          5%              10%
------------------     -----------  ------------    -----------  ------------  ----------   --------------   --------------
John R. Hamann          100,000         44.86          7.1875       7.1875        1/12/11            --(3)            --(3)

James T. Taylor          30,000         13.46          5.4065       5.4065        3/01/11            --(3)   $  5,101.39
                         75,000         33.65          2.3900       2.3900       12/14/11    $83,409.26      $238,990.97

Jimmy C. Houlditch          100          0.04          1.0900       4.3500        8/20/11    $   241.21      $    448.65

--------------------
(1) These options generally vest with respect to 20% of the shares issuable thereunder on the date of grant and 20% annually thereafter, with incremental monthly vesting.

(2) Potential realizable value is the amount that would be realized upon exercise by the named executive officer of the options immediately prior to the expiration of their respective terms, assuming the specified compound annual rates of appreciation on the Company's common stock over the respective terms of the options. These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock option exercises depend on the future performance of the common stock and overall market conditions. There can be no assurances that the potential values reflected in this table will be achieved.

(3) For purposes of this table, the value of the Common Stock is $2.15 per share, the average high and low sale prices of the Common Stock on December 31, 2001 as reported on the NASDAQ National Market System. Applying the appreciation percentages resulted in no realizable value for these option grants.

OPTION EXERCISES AND HOLDINGS

     The following table provides information related to the number of shares received upon exercise of options, the aggregate dollar value realized upon exercise and the number and value of options held by the named executive officers of the Company at December 31, 2001.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                         AND
                           FISCAL YEAR-END OPTION VALUES

                                                                          AT DECEMBER 31, 2001
                                                       --------------------------------------------------------
                                                               NUMBER OF
                                                         SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                          SHARES                          UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                        ACQUIRED ON       VALUE        -------------------------   ----------------------------
     NAME                EXERCISE        REALIZED      EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(1)
------------------      -----------      --------      -------------------------   ----------------------------
John R. Hamann              --                --                   0/100,000                    (2)

James T. Taylor             --                --              10,500/105,000                    (2)

Ian L.T. Conn              100           $291.00                 5,110/5,110                    (2)

Philip J. Lovell           100           $290.00               13,123/32,456                    (2)

Jimmy C. Houlditch          --                --               31,142/51,642                    (2)

--------------------

(1) For purposes of this table, the value of the common stock is $2.15 per share, the average of the high and low sale prices of the common stock on December 31, 2001 as reported on the NASDAQ National Market System.

(2)  Less than $1,000.

EMPLOYMENT AGREEMENTS OF CERTAIN EXECUTIVE OFFICERS

     The Company employs Mr. Hamann under an employment agreement dated
January 12, 2001. The Company employs Mr. Lovell under an employment agreement dated October 3, 1994. Mr. Conn is employed by the Company under an employment agreement dated February 3, 1992. Mr. Houlditch is employed by the Company under an employment agreement dated August 12, 1996. Mr. Marion is employed by the Company under an employment agreement dated January 14, 2002.

     Other than Mr. Hamann, the employment agreement for each of the named executive officers provides for base compensation, with each of such officers' base compensation potentially adjusted by the Compensation Committee of the Board of Directors (the "Board"). Incentive awards are based on consolidated corporate performance and, for regional presidents, individual region performance. All stock options granted under such officers' employment agreements will have exercise prices equal to the market price per share of the common stock on the date of grant, and will expire 10 years from date of grant. The agreements may be terminated at will by the employee or the Company for any reason not expressly prohibited by law. In addition, each agreement contains non-competition, non-solicitation and confidentiality covenants.

     Mr. Hamann's employment agreement has a three-year term. Mr.Hamann's employment agreement may be terminated by the Company with or without cause, by Mr. Hamann upon the disability of Mr. Hamann, upon the occurrence of a "Change in Control" of the Company or with or without "Good Reason." A "Change in Control" is defined as the occurrence of any of the following events: (1) a third party acquires securities representing 40% or more of the Company's common stock or the combined voting power of the Company's outstanding securities, (2) the number of directors of the Company as of the date of the employment agreement, plus the number of directors approved by two-thirds of those initial directors (or their approved successors) cease to constitute, in the aggregate, a majority of the members of the Board, (iii) certain reorganizations, consolidations or mergers involving the Company, or (4) a dissolution or liquidation of the Company in certain circumstances. "Good Reason" is defined to include: (1) Mr. Hamann's decision to terminate his employment under this agreement if the Company or any successor commits any material breach of this agreement, and (2) significant diminution of Mr. Hamann's base salary or work responsibilities. In the event of the termination of Mr. Hamann by the Company without cause, by Mr. Hamann with Good Reason, upon the disability of Mr. Hamann, or upon a Change in Control, any of Mr. Hamann's stock options that are not fully vested will become fully vested and immediately exercisable. Mr. Hamann is also entitled to a lump sum cash payment in an amount equal to 1.5 times Mr. Hamann's then-current base compensation, plus 18 months of incentive compensation at the target incentive compensation of 50% of base compensation. In the event the Company terminates Mr. Hamann's employment agreement with cause or by Mr. Hamann without Good Reason, Mr. Hamann is entitled to (1) reimbursement for expenses incurred prior to termination, (2) the payment of bonuses or incentive compensation that has become due and payable on or before the date of termination, and (3) to exercise any vested but unexercised stock options for a period of 90 days. If Mr.Hamann's employment had been terminated without cause as of January 1, 2002, Mr. Hamann would have been entitled to receive severance payments of approximately $1.5 million. Mr. Hamann's employment agreement also contains non-competition, non-solicitation and confidentiality covenants.

DIRECTORS' COMPENSATION

     With the exception of the Chairman of the Board, each non-employee director serving for the entirety of calendar year 2001 earned fees of $18,750 in cash plus shares of common stock of the Company having a value of $25,000. Gen. Chain, Chairman of the Board, earned director fees of $37,500 in cash plus shares of common stock of the Company having a value of $50,000.
 In addition, all directors were reimbursed for their out-of-pocket expenses incurred in connection with their attendance at Board and committee meetings.
 No additional amounts are payable for committee participation or special
assignments.   Directors who are employees of the Company did not receive any compensation in their capacity as directors. Effective October 1, 2001, the cash fee portion of non-employee director compensation was eliminated.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Compensation decisions with respect to the executive officers of the Company are made by the Committee, which is comprised of Mr. Dykes, General Chain, Mr. Freytag, Mr. Caffrey and Mr. Mathis. From July 1997 to July 1998, Mr. Dykes served a one-year appointment as Executive Vice President of Corporate Development for the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of April 26, 2002, by (1) each director and named executive officer of the Company, (2) all officers and directors of the Company as a group, and (3) all persons who are known by the Company to be beneficial owners of 5% or more of the Company's outstanding common stock.

     NAME AND ADDRESS OF BENEFICIAL OWNER                       SHARES OWNED(1)   PERCENT
     ------------------------------------                       ---------------   -------
          John T. Chain, Jr.                                       127,520(2)        3.0
          Richard A. Freytag                                        42,956(3)        1.0
          James E. Dykes                                            24,965(4)          *
          David B. Mathis                                           27,181(5)          *
          Timothy G. Caffrey                                        23,892(6)          *
          John R. Hamann                                           121,000(7)        2.9
          James T. Taylor                                           12,500(8)          *
          Ian L.T. Conn                                             35,533(9)          *
          Philip J. Lovell                                          22,789(10)         *
          Jimmy C. Houlditch                                        38,642(11)         *
          All officers and directors as a group (10 persons)       476,978(12)      11.4




          Edward P. Evans                                          479,018          11.4
          712 Fifth Avenue
          New York, NY 10019

          FMR Corp.                                                320,600           7.6
          82 Devonshire Street
          Boston, MA 02109

          Dimensional Fund Advisors                                234,400           5.6
          1299 Ocean Avenue,
          11th Floor
          Santa Monica, CA 90401

--------------------
*    Indicates less than one percent (1%).

(1) Except as otherwise indicated, the persons named in the table possess sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Beneficial ownership as reported in the above table has been determined according to Rule 13d-3 of the Exchange Act. The amounts shown in the table include shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of April 30, 2002. Except as otherwise noted, the address of the named individuals is 5221 N. O'Connor Boulevard, Suite 500, Irving, Texas 75039-3714.

(2) Includes 11,932 shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of April 30, 2002.

(3) Includes 16,077 shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of April 30, 2002.

(4) Includes 4,854 shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of April 30, 2002.

(5) Includes 10,302 shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of April 30, 2002.

(6) Includes 5,100 shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of April 30, 2002.

(7) Includes 100,000 shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of April 30, 2002.

(8) Includes 12,500 shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of April 30, 2002.

(9) Includes 5,360 shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of April 30, 2002, 7,038 shares acquired through the Company's 401(k) Savings Plan, and 20,177 shares acquired through the Company's Deferred Compensation Plan during the fourth quarter of 2001.

(10) Includes 13,789 shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of April30, 2002.

(11) Includes 31,642 shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of April30, 2002.

(12) The amount shown includes a total of 211,556 shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of April 30, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 2001, the Company advanced Mr. Hamann $0.5 million, pursuant to a promissory note due November 2, 2001. The promissory note was paid in full prior to the due date. In March of 2002, General Chain and Mr. Hamann advanced the Company $1.0 million and $92,000 respectively, pursuant to promissory notes issued by the Company. These promissory notes bear interest at the prime rate plus 6% and have a two-year term. Interest is payable semi-annually on October 1 and April 1 of each year and the entire principal of these notes, plus any accrued interest is due in full in April 2004.

                                  SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and Rule 12b-15 promulgated thereunder, Thomas Group, Inc. has duly caused this Amendment 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April, 2002.

                                       THOMAS GROUP, INC.


                                       By: /s/ JOHN R. HAMANN
                                          --------------------------------------
                                          John R. Hamann
                                          President and Chief Executive Officer