Form 10-Q
period 2002-03-31
THOMAS GROUP INC
filed 2002-05-15
CIK 900017

Use these links to rapidly review the document
Page No.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        As of May 15, 2002 there were 4,191,887 shares of the registrant's common stock outstanding.

THOMAS GROUP, INC.

ITEM I—FINANCIAL STATEMENTS

THOMAS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current Assets
Cash and cash equivalents	$1,658	$3,821
Trade accounts receivable, net of allowances of $427 and $640 in 2002 and 2001, respectively	5,964	8,583
Unbilled receivables	201	57
Other assets	2,126	2,411

Total Current Assets	9,949	14,872

Property and equipment, net	3,466	3,502
Other assets	3,403	3,381

	$16,818	$21,755

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,356	$5,088
Revolving line of credit	2,500	2,145
Current portion of long-term debt	1,800	1,200
Income taxes payable	1,151	1,042
Current maturities of other long-term obligations	5	5

Total Current Liabilities	8,812	9,480
Long-term debt	3,200	3,800
Other long-term obligations	3,211	3,084

Total Liabilities	15,223	16,364

Commitments and Contingencies
Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 6,722,775 and 6,705,333 shares issued and 4,169,376 and 4,151,934 shares outstanding in 2002 and 2001, respectively	67	67
Additional paid-in capital	24,462	24,433
Retained earnings	887	4,712
Accumulated other comprehensive loss	(1,362)	(1,362)
Treasury stock, 2,553,399 shares in 2002 and 2001, at cost, respectively	(22,459)	(22,459)

Total Stockholders' Equity	1,595	5,391

	$16,818	$21,755

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Consulting revenue before reimbursements	$8,288	$16,360
Reimbursements	478	2,091

Total revenue	8,766	18,451

Cost of sales before reimbursable expenses	6,828	9,649
Reimbursable expenses	478	2,091

Total cost of sales	7,306	11,740

Gross profit	1,460	6,711
Selling, general and administrative	5,762	6,003

Operating income (loss)	(4,302)	708
Other expense, net	(63)	(25)

Income (loss) before income taxes	(4,365)	683
Income taxes (benefit)	(539)	273

Net income (loss)	$(3,826)	$410

Earnings (loss) per common share:
Basic	$(.92)	$.10
Diluted	$(.92)	$.10
Weighted average shares:
Basic	4,169,376	4,184,374
Diluted	4,169,376	4,197,989

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash Flows From Operating Activities:
Net income (loss)	$(3,826)	$410
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	317	339
Amortization	5	5
Bad debt	—	30
Gain on sale of assets	(8)	(1)
Amortization of stock option grants	(8)	13
Foreign currency (gain) loss	30	(50)
Change in operating assets and liabilities:
Decrease in trade accounts receivable	2,586	2,128
(Increase) decrease in unbilled receivables	(144)	161
(Increase) decrease in other assets	313	(406)
Increase (decrease) in accounts payable and accrued liabilities	(1,761)	182
Increase (decrease) in income taxes payable	104	(360)

Net Cash Provided By (Used In) Operating Activities	(2,392)	2,451
Cash Flows from Investing Activities:
Proceeds from sale of assets	9	1
Capital expenditures	(285)	(151)

Net Cash Used In Investing Activities	(276)	(150)
Cash Flows From Financing Activities:
Purchase of treasury stock	—	(397)
Proceeds from exercise of stock options	—	1
Advances/(repayment) of other long-term obligations	92	(38)
Net advances (repayments) line of credit	354	(512)

Net Cash Provided By (Used In) Financing Activities	446	(946)
Effect of Exchange Rate Changes on Cash	59	331

Net Change In Cash	(2,163)	1,686
Cash and Cash Equivalents:
Beginning of period	3,821	6,631

End of period	$1,658	$8,317

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        1.    The unaudited consolidated financial statements of Thomas Group, Inc. (the "Company") include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the 2001 fiscal year filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results of operations for the entire year ending December 31, 2002. Certain amounts from prior periods have been reclassified to conform with the 2002 presentation.

        2.    Financing Agreement and Liquidity Plan—The Company currently maintains a $7.5 million credit facility consisting of a $5.0 million term note and a $2.5 million revolving note. At March 31, 2002, the balance on the revolving note was $2.5 million. At May 13, the balance on the revolving note was $1.5 million. All United States assets of the Company and certain percentages of the outstanding capital voting stock of each foreign subsidiary secure the $7.5 million credit facility. The $2.5 million revolving portion of this facility is a borrowing base loan related to a percentage of the Company's United States trade accounts receivable. This revolving credit portion bears interest at prime plus 2%. The $5 million term loan portion is due in monthly installments of $200,000 plus accrued interest beginning July 15, 2002, with the remaining balance due on December 3, 2003. Required principal payments on the term loan total $1.2 million in 2002 and $3.8 million in 2003. This term loan bears interest at prime plus 4%. In addition, the Company is required to pay the lender a $150,000 amendment fee payable in two equal installments due September 15, 2002 and December 15, 2002. Both the term and revolving portions of the facility are callable on demand by the lender on April 30, 2003 if the lender provides written notice of its intent to call 90 days prior to April 30, 2003.

        The $2.5 million outstanding under the revolving line of credit at March 31, 2002 is classified as a current liability as the Company anticipates satisfying this debt within twelve months of the balance sheet date. The $5.0 million term loan has been classified on the balance sheet in two components based on its payment terms: $1.8 million as a current portion of long-term debt and $3.2 million as long-term debt.

        The terms of the facility contain several financial covenants which, if breached, could result in acceleration of amounts owed. The covenants require the Company to maintain certain levels of tangible net worth, current ratio, cash flow coverage ratio, avoid two consecutive fiscal quarters that generate operating losses and restrict annual capital expenditures in excess of $300,000. In addition, the covenants require the Company to secure $1.0 million in new equity or subordinated debt by each of May 15 and June 30 of 2002, for a total of $2.0 million. On April 30, 2002 the Company was not in compliance with certain covenants of its $7.5 million credit facility, which were waived by the lender. See discussion of the Company's liquidity plan below for the current status of the Company's efforts to raise new equity or subordinated debt.

The Company's Liquidity Plan

        Recent operating results and the restructuring of the Company's credit facility give rise to concerns about the Company's ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. As of March 29, 2002, the Company had secured $1.1 million in subordinated debt from members of the Company's board of directors, satisfying the initial subordinated debt or equity infusion required by the covenants of the revolving credit facility. These subordinated notes have a two-year term and the entire principal of these notes, plus any accrued interest, is due in full in April 2004. These subordinated notes are in aggregate principal amounts of $1.0 million and $0.1 million, respectively, and bear interest at prime plus 6%. Interest on these subordinated notes accrues semi-annually on October 1 and April 1 of each year.

        Effective, May 7, 2002, the Company entered into a letter of intent with an investment company ("investors") to provide additional subordinated debt in three phases. In the first phase the Company will receive on May 15, 2002, a $0.8 million note secured by the Company's income tax receivable. This note will bear interest at 8% per annum. Both principal and interest are due in a lump sum upon receipt of the Company's income tax receivable. Along with this note the Company will issue 600,000 warrants to purchase the Company's common stock. The warrants have an eight year life with an exercise price of $1.25. The second and third phases of the letter of intent allow for a minimum investment of $4.0 million on or prior to June 22, 2002, subject to certain collateral and due diligence requirements of the investors. The second phase would provide for additional subordinated debt on an as needed basis, in the form of a note. This second note would bear interest at 8% per annum payable quarterly. In addition, this second note would include warrants in the amount of the second note divided by $1.25, the exercise price of the warrants. The third phase would include subordinated debt in the form of debt with warrants, which terms would be negotiated at that time.

        On May 14, 2002, the Company received a letter from a member of the Company's board of directors committing up to $0.5 million in subordinated debt, through May 30, 2002, dependent upon the Company's liquidity needs.

        The commitments described above have satisfied the covenant contained in the $7.5 million credit facility requiring the Company to secure $1.0 million of additional subordinated debt or equity prior to May 15, 2002. The Company is currently seeking to raise the additional debt or equity necessary to remain in compliance with the covenants of the $7.5 million credit facility and to provide additional liquidity for operations. Although management is confident that the debt or equity can be raised, the Company can give no assurances that any debt or equity raised will be sufficient to prevent the Company from being in default on its current credit facility or be sufficient to meet operating cash requirements.

        In addition to the Company's need to raise additional equity or debt financing, the Company's ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and its ability to successfully implement business and growth strategies. Since the first quarter of 2001, the Company has implemented cost saving measures including staff reductions, downsizing and subleasing of facilities and greater control over alliances with strategic business partners. The Company will take additional cost savings measures such as those taken recently, if necessary, to maintain sufficient liquidity. The Company's performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company's control. If future cash flows and capital resources are insufficient to meet the Company's debt obligations and commitments, it may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital beyond what is required under its current credit facility or restructure or refinance its debt. In the event that the Company is unable to do so, it may be left without sufficient liquidity and it may not be able to meet its debt service requirements. In such a case, an event of default would occur under our credit facility and could result in all of the Company's indebtedness becoming immediately due and payable. As a result, the Company's lender would be able to foreclose on the Company's assets.

        3.    Earnings Per Share—Basic earnings per share is based on the number of weighted average shares outstanding. Diluted earnings per share includes the effect of dilutive securities such as stock options and warrants. The following table reconciles basic earnings per share to diluted earnings per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

	Three Months Ended March 31
In thousands, except per share data
	2002	2001
Numerator:
Net income (loss)	$(3,826)	$410

Denominator:
Weighted Average Shares Outstanding:
Basic	4,169	4,184
Effect of dilutive securities:
Common stock options	—	14

Diluted	4,169	4,198

Earnings (Loss) per share:
Basic	$(.92)	$.10
Diluted	$(.92)	$.10

Stock options outstanding in 2002 and 2001 that are not included in the diluted earnings per share computation due to the antidilutive effects are 1,312,215 and 954,238, respectively. Such options are excluded due to the Company incurring a net loss for the period or due to exercise prices exceeding the average market value of the Company's common stock for the applicable period.

        4.    Significant Clients—The Company recorded revenue from Robert Bosch of $3.7 million or 43% of revenue for the three month period ended March 31, 2002. Revenue for the same client totaled $6.0 million or 33% of revenue for the three month period ended March 31, 2001.

        Revenue from Acton Burnell totaled $2.2 million or 25% of revenue for the three month period ended March 31, 2002.

        Revenue from Boston Scientific totaled $2.3 million or 12% of revenue for the three month period ended March 31, 2001.

        There were no other clients from whom revenue exceeded 10% of total revenue in the three months ended March 31, 2002 and 2001 respectively.

        5.    Comprehensive Income or Loss—Comprehensive income includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders. For the three months ended March 31, 2002 and 2001, net income or loss is the only component of comprehensive income.

        6.    Legal Proceedings—The Company is subject to various claims and other legal matters, such as collection matters initiated by the Company, in the course of conducting its business. The Company believes that neither such claims and other legal matters nor the cost of prosecuting and/or defending such claims and other legal matters will have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows.

        7.    Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2002	2001
Interest paid	$82	$87
Taxes paid	$260	$664

        8.    Recent Accounting Standards—During the first quarter of 2002, the Company adopted the Financial Accounting Standards Board ("FASB") Staff Announcement Topic No. D-103 that requires certain reimbursable expenses incurred be classified in the income statement as revenue. Those expenses often include, but are not limited to, expenses related to airfare, mileage, hotel stays, out-of-town meals, photocopies and telecommunications and facsimile charges. This FASB Staff Announcement is required to be applied in financial reporting periods beginning after December 15, 2001. In adopting these new rules, the Company reclassified, to revenue, approximately $0.5 million and $2.1 million of reimbursable expenses for the three month periods ended March 31, 2002 and 2001, respectively.

        9.    Segment Data—The Company operates in one industry segment, but conducts its business primarily in three geographic areas: North America, Europe and Asia/Pacific. Information regarding these areas follows:

	North America	Europe	Asia/Pacific	Total
Three months ended March 31, 2002:
Revenue	$2,790	$4,871	$1,105	$8,766
Gross profit (loss)	$355	$1,354	$(249)	$1,460
Three months ended March 31, 2001:
Revenue	$5,610	$9,149	$3,692	$18,451
Gross profit	$1,692	$3,582	$1,437	$6,711

        10.  Income Taxes—At December 31, 2001, the Company determined, based primarily on its recent history of operating losses in the United States, that it could no longer consider the recovery of its net deferred tax assets as more likely than not. Accordingly, the Company's net deferred tax assets were reduced by a valuation allowance adjustment. Consistent with the Company's position at December 31, 2001, the Company recorded no tax benefits for operating losses generated in the period ended March 31, 2002. However, recently Congress passed a law to allow companies the opportunity to carryback net operating losses five years versus the previous three year carryback provision. This change allowed the Company to file for tax refunds for the years 1996 and 1997 of approximately $798,000, for which the related benefit and receivable was recorded in the first quarter of 2002. Utilization of net operating loss carryforwards in the future may be limited if changes in the Company's stock ownership create a change in control as provided in Section 382 of the Internal Revenue Code of 1986, as amended.

        11.  Accrued Severance—During the first quarter of 2002 and throughout 2001 the Company has incurred severance cost associated with five staff reductions. These staff reductions were necessary to align the Company's cost structure with the current business environment. At March 31, 2002 the Company had accrued severance cost of $0.5 million of which $0.1 million relates to staff reductions in the first quarter of 2002 and $0.4 million that relates to staff reductions during 2001. All of the accrued severance will be paid out by the third quarter of 2002. This accrued severance cost relates to a staff reduction taken during the first quarter of 2002 and four staff reductions during 2001. These staff reductions affected 2 employees in the first quarter of 2002 and 65 employees (primarily resultants) in

2001, which resulted in severance charges of $0.1 million in the first quarter of 2002 and $2.3 million during 2001. Of the $2.3 million related to 2001, $0.8 million relates to quarter ended March 31, 2001.

        12.  Subsequent Event—On April 25, 2002 the Company terminated its deferred compensation plan. The plan, established in 1994, limited participation to officers and key employees. Assets and accrued liabilities of the plan were $3.0 million at March 31, 2002. All assets related to the plan were distributed in May of 2002.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The Company derives the majority of its revenue from monthly fixed and incentive fees for the implementation of its Process Value Management ("PVM") approach. Incentive fees are tied to improvements in a variety of client performance measures typically involving response time, asset utilization and productivity. Due to the Company's use of incentive fee contracts, variations in revenue levels may cause fluctuations in quarterly results. Factors such as a client's commitment to a PVM program, general economic and industry conditions, and other issues could affect a client's business performance, thereby affecting the Company's incentive fee revenue and quarterly earnings. Quarterly revenue and earnings of the Company may also be impacted by the size and timing of starts and completions of individual contracts.

        In addition to its domestic operations, the Company has operations and contracts in its Europe and Asia/Pacific regions. The majority of contracts in these regions have been denominated using the United States dollar. However, some of the Company's contracts are in the local currency of the client; therefore, the Company is exposed to currency fluctuation risk.

        The following table sets forth the percentages which items in the statement of operations bear to revenue:

	Three Months Ended March 31,
	2002	2001
Revenue	100.0%	100.0%
Cost of sales	83.3	63.6

Gross profit	16.7	36.4
Selling, general and administrative	65.7	32.5

Operating income (loss)	(49.0)	3.9
Other expense, net	(0.7)	(0.1)

Income (loss) before income taxes	(49.7)	3.8
Income taxes (benefit)	(6.1)	1.5

Net income (loss)	(43.6)%	2.3%

Three Month Period Ended March 31, 2002 Compared to Three Month Period Ended March 31, 2001

        Revenue—During the first quarter of 2002, the Company adopted a FASB Staff Announcement that requires certain reimbursements received for out-of-pocket expenses incurred be classified in the income statement as revenue. The Company has presented revenue in two components: consulting revenue before reimbursements or "net revenue" and reimbursments. Reimbursements reclassified to revenue for the three month periods ended March 31, 2002 and 2001 were $0.5 million and $2.1 million, respectively. In addition, cost of sales has also been presented in two components: cost of sales before reimbursable expenses or "net cost of sales" and reimbursable expenses.

        Net revenue decreased $8.0 million or 49% in the first quarter of 2002 when compared to the first quarter of 2001.

        North America region revenue decreased $2.6 million or 49% to $2.7 million in 2002 from $5.3 million in 2001. The decrease in North American region revenue was primarily due to the completion of one significant contract, which accounted for revenue of $2.3 million in 2001. The Company was unable to replace this contract with a contract of similar magnitude.

        Europe region revenue decreased $3.3 million or 42% to $4.5 million in 2002 from $7.8 million in 2001. The decrease in revenue relates primarily to a $2.3 million decrease in billings to a significant client. The remaining decrease is primarily attributable to contracts completed in 2001 that were not replaced with contracts of a similar magnitude.

        Asia/Pacific region revenue decreased $2.2 million or 70% to $1.0 million in 2002 from $3.3 million in 2001. The decrease is primarily attributable to the completion of several programs in 2001 that have not been replaced in 2002.

        Fixed fee and incentive fee contracts accounted for 77% and 23% of net revenue, respectively, for the first quarter of 2002 and 81% and 19% of net revenue, respectively, for the first quarter of 2001.

        Gross Profit—Gross profit was 18% of net revenue in the first quarter of 2002 compared to 41% during the first quarter of 2001. The decrease in gross profit relates to the $8.0 million decrease in net revenue associated with an adverse economic climate. This decrease in net revenue outpaced the efficiencies gained by a $2.8 million decrease net in cost of sales. The decrease in net cost of sales is primarily due to decreased personnel cost resulting from staff reductions during 2001.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses decreased to $5.8 million in the first quarter of 2002 from $6.0 million in the first quarter of 2001. During 2001, the Company reduced administrative costs and focused its efforts on selling. The $0.2 million decrease in total selling, general and administrative expense is comprised of a $0.9 million reduction in general and administrative personnel costs and a $0.7 increase in selling costs. The selling costs included hiring costs and other initial investments in the Company's new sales initiatives.

Liquidity and Capital Resources

        Cash and cash equivalents decreased by $2.2 million in the first three months of 2002 compared to a $1.7 million increase in the first three months of 2001. The major components of these changes are discussed below:

        Cash Flows from Operating Activities—Operating activities used cash of $2.4 million during the first three months of 2002 compared to cash provided by operations of $2.5 million during the first three months of 2001. The increase in cash used in operating activities is primarily attributable to the payment of accrued wages and the loss from operations in the first three months of 2002.

        Cash Flows from Investing Activities—Cash flows used in investing activities totaled $0.3 million during the first three months of 2002 and were attributable primarily to purchases of leasehold improvements and the capitalization of website development costs. Cash expenditures for the comparable period of the prior year were $0.2 million and were primarily for the purchase of automobiles to facilitate program support in the Europe region.

        Cash Flows from Financing Activities—Cash flows provided by financing activities were $0.4 million during the first three months of 2002 and were due primarily to the securing of subordinated debt and advances on the Company's line of credit facility. Cash flows used in financing activities for the comparable period were $0.9 million and resulted primarily from the net repayments of the Company's line of credit facility totaling $0.5 million and the purchases of treasury stock of $0.4 million.

        In January and October of 1999, the Company announced two stock repurchase plans for up to 250,000 and 500,000 shares, respectively. In August of 2000, the Company announced an additional stock repurchase plan of up to 750,000 shares. During 1999, the Company purchased 289,150 shares at an average price of $8.41 per share. During 2000, the Company purchased 596,300 shares at an average price of $7.96 per share. During 2001, the Company purchased 109,100 shares at an average price of $5.11 per share. The Company has not purchased treasury shares in 2002.

The Company's Liquidity Plan

        The Company has traditionally used cash flow from operations, periodically supplemented by borrowings under a bank line of credit, as its primary source of liquidity when transferring funds among the Company's foreign subsidiaries was not efficient. Recent operating results and the restructuring of the Company's credit facility give rise to concerns about the Company's ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. As of March 29, 2002, the Company had secured $1.1 million in subordinated debt from certain members of the Company's board of directors, satisfying the initial subordinated debt or equity infusion required by the covenants of the revolving credit facility. These subordinated notes have a two-year term and the entire principal of these notes, plus any accrued interest, is due in full in April 2004. These subordinated notes are in aggregate principal amounts of $1.0 million and $0.1 million, respectively, and bear interest at prime plus 6%. Interest on these subordinated notes accrues semi-annually on October 1 and April 1 of each year.

        Effective, May 7, 2002, the Company entered into a letter of intent with an investment company ("investors") to provide additional subordinated debt in three phases. In the first phase the Company will receive on May 15, 2002, a $0.8 million note secured by the Company's income tax receivable. This note will bear interest at 8% per annum. Both principal and interest are due in a lump sum upon receipt of the Company's income tax receivable. Along with this note the Company will issue 600,000 warrants to purchase the Company's common stock. The warrants have an eight year life with an exercise price of $1.25. The second and third phases of the letter of intent allow for a minimum investment of $4.0 million on or prior to June 22, 2002, subject to certain collateral and due diligence requirements of the investors. The second phase would provide for additional subordinated debt on an as needed basis, in the form of a note. This second note would bear interest at 8% per annum payable quarterly. In addition, this second note would include warrants in the amount of the second note divided by $1.25, the exercise price of the warrants. The third phase would include subordinated debt in the form of debt with warrants, which terms would be negotiated at that time.

        On May 14, 2002, the Company received a letter from a member of the Company's board of directors committing up to $0.5 million in subordinated debt, through May 30, 2002, dependent upon the Company's liquidity needs.

        The commitments described above have satisfied the covenant contained in the $7.5 million credit facility requiring the Company to secure $1.0 million of additional subordinated debt or equity prior to May 15, 2002. The Company is currently seeking to raise the additional debt or equity necessary to remain in compliance with the covenants of the $7.5 million credit facility and to provide additional liquidity for operations. Although, management is confident that the debt or equity can be raised, the Company can give no assurances that any debt or equity raised will be sufficient to prevent the Company from being in default on its current credit facility or be sufficient to meet operating cash requirements.

        In addition to the Company's need to raise additional equity or debt financing, the Company's ability to generate cash flow from operations sufficient to make scheduled payments on its indebtedness as they become due will depend on its future performance and its ability to successfully implement business and growth strategies. Since the first quarter of 2001, the Company has implemented cost saving measures including staff reductions, downsizing and subleasing of facilities and greater control over alliances with strategic business partners. The Company will take additional cost savings measures such as those taken recently, if necessary, to maintain sufficient liquidity. The Company's performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company's control. If future cash flows and capital resources are insufficient to meet the Company's debt obligations and commitments, the Company may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital beyond what is required under its current credit facility or restructure or refinance its debt. In the event that the Company is unable to do so, it may be left without sufficient liquidity and it may not be able to meet its debt service requirements. In such a case, an event of default would occur under our credit facility and could result in all of the Company's indebtedness becoming immediately due and payable. As a result, the Company's lender would be able to foreclose on the Company's assets.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company's credit agreement provides for borrowings which bear interest of prime plus 2%, on the $2.5 million revolving portion and prime plus 4% on the $5 million term portion. In addition, the Company has secured subordinated debt of $1.1 million, which bears interest of prime plus 6%. Since January 1, 1992, the prime rate has fluctuated between 9.5% and 4.75%. Based on the volatility of the prime rate in recent years, a five percentage point increase in interest rates would have resulted in $93,000 of additional interest expense in the first quarter of 2002. The Company had borrowings on its revolving credit facility from time to time during the first quarter of 2002, with an outstanding balance of $2.5 million at March 31, 2002. Through May 13, 2002, the Company had additional borrowings of $2.2 million and repayments of $3.2 million. As of May 13, 2002, the Company had $1.5 million of outstanding borrowings on this revolving credit facility. The full amount of the term portion of the credit facility of $5.0 million, was outstanding during the first quarter of 2002.

        Due to the Company's foreign operations in Europe and Asia, the Company is exposed to transaction adjustments with respect to foreign currency. On January 1, 2001, the Company elected to change the functional currency of its foreign subsidiaries to the United States dollar. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. There is no translation adjustment to the separate component of stockholders' equity or adjustment to comprehensive income. At March 31, 2002, the effect of a 10% increase in foreign exchange rates would have resulted in a $140,000 foreign currency exchange loss on the Company's non United States denominated assets and a $85,000 foreign exchange gain on the Company's non United States denominated liabilities. As such, the net effect of a 10% increase in the Company's foreign exchange rates, at March 31, 2002, would have been a $55,000 foreign currency exchange loss. The Company believes that changing the functional currency of its foreign subsidiaries to the United States dollar combined with transacting business in countries with traditionally stable currencies mitigates the effect of any near-term foreign currency transaction adjustments on the Company's financial position, results of operations and cash flows.

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

THOMAS GROUP, INC.

PART II—OTHER INFORMATION

Item 2—Changes in Securities

        In March 2002 the Company issued two promissory notes (the "Notes") to certain directors of the Company in connection with loans made by such directors to the Company. The Notes are in the principal amounts of $1.0 million and $0.1 million, respectively, of which $0.1 million was funded on March 29, 2002 and $1.0 million was funded on April 4, 2002. The Notes have a two-year term and the entire principal, plus any accrued interest, is due in full in April 2004. The Notes bear interest at the prime rate plus 6%. Interest on the Notes accrues semi-annually on October 1 and April 1 of each year. The transactions described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act.

        During the first quarter of 2002, the Company granted 22,511 shares of Common Stock pursuant to the Company's Non-Employee Director Retainer fee plan.

        The transactions were privately negotiated without general solicitation or advertising and the notes and common stock were issued to directors of the Company, who are "sophisticated investors" within the meaning of the Securities Act and had access to all information concerning the Company that each such person deemed necessary to make an informed investment decision with respect to the issuance of the Notes and Common Stock, as applicable. Such issuances did not involve an underwriter and no underwriting discounts or commission were paid.

Item 6—Exhibits and Reports on Form 8-K

    (a) Exhibits:

      None

    (b) Reports on Form 8-K for the Quarter Ending March 31, 2002:

Date of Filing	Subject
March 4, 2002	Thomas Group, Inc. Fourth Quarter Earnings Release dated March 4, 2002 (Reported under Item 5)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Thomas Group, Inc. Registrant
May 15, 2002 Date	/s/ JOHN R. HAMANN John R. Hamann President and Chief Executive Officer
May 15, 2002 Date	/s/ JAMES T. TAYLOR James T. Taylor Vice President and Chief Financial Officer