Form 10-Q
period 2002-06-30
THOMAS GROUP INC
filed 2002-08-14
CIK 900017

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        As of August 12, 2002 there were 4,192,137 shares of the registrant's common stock outstanding.

THOMAS GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

THOMAS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current Assets
Cash and cash equivalents	$1,290	$3,821
Trade accounts receivable, net of allowances of $234 and $640 in 2002 and 2001, respectively	4,842	8,583
Unbilled receivables	38	57
Other assets	1,094	2,411

Total Current Assets	7,264	14,872

Property and equipment, net	3,093	3,502
Other assets	209	3,381

	$10,566	$21,755

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,836	$5,088
Revolving line of credit	1,353	2,145
Current term debt	5,000	1,200
Income taxes payable	563	1,042
Current maturities of other long-term obligations	6	5

Total Current Liabilities	9,758	9,480
Long-term debt	-	3,800
Indebtedness to related parties	1,492	-
Other long-term obligations	30	3,084

Total Liabilities	11,280	16,364

Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 6,745,536 and 6,705,333 shares issued and 4,192,137 and 4,151,934 shares outstanding in 2002 and 2001, respectively	67	67
Additional paid-in capital	24,473	24,433
Retained earnings (accumulated deficit)	(1,433)	4,712
Accumulated other comprehensive loss	(1,362)	(1,362)
Treasury stock, 2,553,399 shares in 2002 and 2001, at cost, respectively	(22,459)	(22,459)

Total Stockholders' Equity (Deficit)	(714)	5,391

	$10,566	$21,755

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Consulting revenue before reimbursements	$8,007	$15,812	$16,295	$32,172
Reimbursements	445	2,517	923	4,607

Total revenue	8,452	18,329	17,218	36,779

Cost of sales before reimbursable expenses	5,112	8,032	11,940	17,681
Reimbursable expenses	445	2,517	923	4,607

Total cost of sales	5,557	10,549	12,863	22,288

Gross profit	2,895	7,780	4,355	14,491
Selling, general and administrative	4,526	6,116	10,288	12,119

Operating income (loss) before restructuring	(1,631)	1,664	(5,933)	2,372
Restructuring	379	-	379	-

Operating income (loss)	(2,010)	1,664	(6,312)	2,372
Other income (expense), net	(170)	88	(233)	63

Income (loss) before income taxes	(2,180)	1,752	(6,545)	2,435
Income taxes (benefit)	139	701	(400)	974

Net income (loss)	$(2,319)	$1,051	$(6,145)	$1,461

Earnings (loss) per common share:
Basic	$(.55)	$.25	$(1.47)	$.35
Diluted	$(.55)	$.25	$(1.47)	$.35
Weighted average shares:
Basic	4,192,118	4,158,384	4,180,810	4,171,357
Diluted	4,192,118	4,170,255	4,180,810	4,183,205

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash Flows From Operating Activities:
Net income (loss)	$(6,145)	$1,461
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	632	656
Amortization	9	9
Bad debt	-	138
Loss on sale of assets	7	113
Loss from restructuring activities	379	—
Amortization of stock option grants	(35)	21
Foreign currency loss	93	-
Other	10	-
Change in operating assets and liabilities:
Decrease in trade accounts receivable	3,210	2,254
Decrease in unbilled receivables	18	84
(Increase) decrease in other assets	1,342	(695)
Decrease in accounts payable and accrued liabilities	(1,953)	(1,293)
Decrease in income taxes payable	(482)	(390)

Net Cash Provided By (Used In) Operating Activities	(2,915)	2,358
Cash Flows from Investing Activities:
Proceeds from sale of assets	29	3
Capital expenditures	(351)	(351)

Net Cash Used In Investing Activities	(322)	(348)
Cash Flows From Financing Activities:
Purchase of treasury stock	—	(455)
Proceeds from exercise of stock options	—	87
Advances of related party indebtedness	1,492	—
Net advances (repayments) — line of credit	(794)	(1,005)

Net Cash Provided By (Used In) Financing Activities	698	(1,373)
Effect of Exchange Rate Changes on Cash	8	650

Net Change In Cash	(2,531)	1,287
Cash and Cash Equivalents:
Beginning of period	3,821	6,631

End of period	$1,290	$7,918

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        1.    The unaudited consolidated financial statements of Thomas Group, Inc. (the "Company") include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the 2001 fiscal year filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results of operations for the entire year ending December 31, 2002. Certain amounts from prior periods have been reclassified to conform with the 2002 presentation.

        2.    Financing Agreement and Liquidity Plan—The Company currently maintains a $7.5 million credit facility consisting of a $5.0 million term note and a $2.5 million revolving note. At June 30, 2002, the balance on the revolving note was $1.4 million. At August 12, 2002 the balance on the revolving note was $1.7 million. All United States assets of the Company and certain percentages of the outstanding capital voting stock of each foreign subsidiary secure the $7.5 million credit facility. The $2.5 million revolving portion of this facility is a borrowing base loan related to a percentage of the Company's United States trade accounts receivable. This revolving credit portion bears interest at prime plus 2%. The $5.0 million term loan portion is due in monthly installments of $200,000 plus accrued interest beginning July 15, 2002, with the remaining balance due on December 3, 2003. As of August 12, 2002, the Company had not made the first principal payment due by July 15, 2002. Required principal payments on the term loan total $1.2 million in 2002 and $3.8 million in 2003. This term loan bears interest at prime plus 4%. In addition, the Company is required to pay the lender a $150,000 amendment fee payable in two equal installments due September 15, 2002 and December 15, 2002. Both the term and revolving portions of the facility are callable on demand by the lender on April 30, 2003 if the lender provides written notice of its intent to call 90 days prior to April 30, 2003.

        Amounts outstanding at June 30, 2002 under the revolving line of credit and the term loan have been classified on the balance sheet as current liabilities due to the ability of the lender to call the loans due within twelve months of the balance sheet date.

        The terms of the facility contain several financial covenants which, if breached, could result in acceleration of amounts owed. The covenants require the Company to maintain certain levels of tangible net worth, current ratio, cash flow coverage ratio, avoid two consecutive fiscal quarters that generate operating losses and restrict annual capital expenditures in excess of $300,000. In addition, the covenants required the Company to secure $1.0 million in new equity or subordinated debt by each of May 15 and June 30 of 2002, for a total of $2.0 million. As of August 12, 2002, the Company had not obtained the required equity or subordinated debt. The facility also contains a covenant requiring monthly principal payments against the $5.0 million term loan in the amount of $200,000 each beginning July 15, 2002. On June 30, 2002, the Company was not in compliance with any of the financial covenants of its $7.5 million credit facility, all of which were waived by the lender. See discussion of the Company's liquidity plan below for the current status of the Company's efforts to raise new equity or subordinated debt.

The Company's Liquidity Plan

        Recent operating results and the terms of the Company's current indebtedness give rise to concerns about the Company's ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. As of June 30, 2002, the Company has obtained the following subordinated debt from members of the Company's board of directors, satisfying a portion of the subordinated debt or equity infusion required by the covenants of the revolving credit facility:

Issue Date	Date Funded	Principal & Interest Maturity Date	Semi-Annual Interest Accrual Dates	Interest Rate	Principal Amount
3/29/02	4/4/02	4/1/04	Oct 1/Apr 1	Prime + 6%	$1,000,000
3/29/02	3/29/02	4/1/04	Oct 1/Apr 1	Prime + 6%	$92,000
5/31/02	5/28/02	6/1/04	Dec 1/Jun 1	Prime + 6%	$400,000

        The $0.4 million in subordinated debt obtained on May 28, 2002, the Company's income tax refund of $0.8 million and tightened cost controls allowed the Company to delay any decisions on commitments for external equity or subordinated debt, including the proposed letter of intent mentioned in the Company's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 31, 2002. At this time, the Company is no longer in negotiations with the issuer of such letter of intent. The Company was unable to obtain the remaining debt or equity financing required by its lender as of June 30, 2002, or to make certain required principal payments and the lender has waived such events of default. The Company is currently seeking to raise the additional debt or equity necessary to regain compliance with the covenants of the $7.5 million credit facility and to provide additional liquidity for operations. Although management is confident that the debt or equity can be raised, the Company can give no assurances that any debt or equity raised will be sufficient to prevent the Company from being in default on its current credit facility or be sufficient to meet operating cash requirements.

        In addition to the Company's need to raise additional equity or debt financing, the Company's ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and its ability to successfully implement business and growth strategies. Since the first quarter of 2001, the Company has implemented cost saving measures including staff reductions, downsizing and subleasing of facilities and greater control over alliances with strategic business partners. The Company will take additional cost savings measures such as those taken recently, if necessary, to enhance its liquidity position. The Company's performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company's control. If future cash flows and capital resources are insufficient to meet the Company's debt obligations and commitments, it may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital beyond what is required under its current credit facility or restructure or refinance its debt. In the event that the Company is unable to do so, it may be left without sufficient liquidity and it may not be able to meet its debt service requirements. In such a case, an event of default would occur under the credit facility and could result in all of the Company's indebtedness becoming immediately due and payable. As a result, the Company's lender would be able to foreclose on the Company's assets.

        3.    Restructuring—On June 3, 2002, the Company filed a petition with the German government for insolvency of its German subsidiary. An administrator was appointed by the German government and is expected to make a formal determination on the request for insolvency by September 3, 2002. This action was taken in response to declining revenue and cash flows from operations in Germany during 2001, and continuing through 2002. All existing German contracts were completed in the second quarter of 2002, and the Company has no significant future revenue prospects in Germany. Due to the expectation of little to no future revenue, the Company expects the administrator to approve the petition for insolvency. The Company continues serving the European market through its profitable operations in Switzerland.

        The expected loss from liquidation of the German subsidiary is presented on the statements of operations and statements of cash flows under the caption "Restructuring". The carrying amounts of the following assets and liabilities of the German subsidiary are included as part of the restructuring charge: (amounts in thousands)

Cash and cash equivalents	$84
Trade accounts receivable	404
Other assets	152
Property and equipment, net	68
Accounts payable and accrued liabilities	(329)

Loss from restructuring activities	$379

        The Company believes the probability that the German courts would enforce an alternative to insolvency is remote. Such alternatives could include continuing operations in a diminished capacity or the sale of the German subsidiary to an unrelated third party, the effects of which could change the restructuring charge recorded. Upon approval of insolvency and liquidation of the German subsidiary, the Company will record a non-cash restructuring charge of $0.6 million related to unrealized foreign currency losses accumulated prior to 2001. This amount is currently carried on the balance sheet as a reduction of equity under the caption "Accumulated other comprehensive loss". The Company also retained $0.3 million of office equipment and furniture on the balance sheet pending the final determination of the German court. The Company expects to receive these assets in satisfaction of the intercompany debt the German subsidiary owes the parent company in the United States. Should the Company be unable to collect this debt from the German government, an additional restructuring charge of $0.3 million would be recorded. Due to the probability of insolvency approval, the Company has recorded no estimates for future expenses related to this insolvency petition and believes that any such expenses incurred would not have a material adverse effect on the consolidated results of operations, financial condition or cash flows of the Company.

        Results of operations of the German subsidiary for the three and six month periods ended June 30, 2002 and 2001 were: (amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net revenue	$439	$3,072	$1,201	$4,276
Net cost of sales	405	1,204	872	1,833

Gross profit	34	1,868	329	2,443
Selling, general and administrative	407	818	1,066	1,331

Operating income (loss)	$(373)	$1,050	$(737)	$1,112

        Cash flows of the German subsidiary for the three and six month periods ended June 30, 2002 and 2001 were: (amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30,
	2002	2001	2002	2001
Cash provided by (used for) operating activities	$(624)	$589	$(51)	$554
Cash provided by (used for) investing activities	18	11	11	(38)
Cash provided by (used for) financing activities	—	(307)	—	(307)
Effect of exchange rate changes on cash	(82)	—	(81)	6

Cash provided by (used for) continuing operations	$(688)	$293	$(121)	$215

        4.    Earnings Per Share—Basic earnings per share is based on the number of weighted average shares outstanding. Diluted earnings per share includes the effect of dilutive securities such as stock options and warrants. The following table reconciles basic earnings per share to diluted earnings per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	In thousands, except per share data
Numerator:
Net income (loss)	$(2,319)	$1,051	$(6,145)	$1,461

Denominator:
Weighted Average Shares Outstanding:
Basic	4,192	4,158	4,181	4,171
Effect of Dilutive Securities:
Common Stock Options	—	12	—	12

Diluted	4,192	4,170	4,181	4,183

Earnings (Loss) per share:
Basic	$(.55)	$.25	$(1.47)	$.35
Diluted	$(.55)	$.25	$(1.47)	$.35

        Stock options outstanding in 2002 and 2001 that are not included in the diluted earnings per share computation due to the antidilutive effects are 1,391,243 and 938,407, respectively. Such options are excluded due to the Company incurring a net loss for the period or due to exercise prices exceeding the average market value of the Company's common stock for the applicable period.

        5.    Significant Clients—The Company recorded revenue from Robert Bosch of $3.9 million and $7.6 million or 49% and 47% of revenue for the three and six month periods ended June 30, 2002. Revenue for the same client totaled $7.6 million and $13.6 million or 48% and 42% of revenue for the three and six month periods ended June 30, 2001.

        Revenue from Acton Burnell totaled $2.2 million and $4.4 million or 26% and 27% of revenue for the three and six month periods ended June 30, 2002.

        Revenue from Opel totaled $2.3 million or 14% of revenue for the three month period ended June 30, 2001.

        There were no other clients from whom revenue exceeded 10% of total revenue in the three and six months ended June 30, 2002 and 2001, respectively.

        6.    Comprehensive Income or Loss—Comprehensive income includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders. For the three and six months ended June 30, 2002 and 2001, net income or loss is the only component of comprehensive income.

        7.    Legal Proceedings—The Company is subject to various claims and other legal matters, such as collection matters initiated by the Company, in the course of conducting its business. Due to the current liquidity condition of the Company, such claims and other legal matters or the cost of prosecuting and/or defending such claims and other legal matters could have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows.

        8.    Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
	2002	2001
	In thousands of dollars
Interest paid	$166	$114
Taxes paid	$1,003	$1,306

        9.    Recent Accounting Standards—During the first quarter of 2002, the Company adopted the Financial Accounting Standards Board ("FASB") Staff Announcement Topic No. D-103 that requires certain reimbursable expenses incurred be classified in the statement of operations as revenue. Those expenses often include, but are not limited to, expenses related to airfare, mileage, hotel stays, out-of-town meals, photocopies and telecommunications and facsimile charges. This FASB Staff Announcement is required to be applied in financial reporting periods beginning after December 15, 2001. In adopting these new rules, the Company reclassified, to revenue, approximately $0.4 million and $0.9 million of reimbursable expenses received for out-of-pocket expenses for the three and six month periods ended June 30, 2002, respectively, and approximately $2.5 million and $4.6 million for the three and six month periods ended June 30, 2001, respectively.

        10.  Segment Data—The Company operates in one industry segment, but conducts its business primarily in three geographic areas: the United States, Europe and Asia. Information regarding these areas follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	In thousands of dollars
Revenue before reimbursements:
North America	$2,738	$1,472	$5,483	$6,802
Europe	4,377	10,964	8,840	18,722
Asia/Pacific	892	3,376	1,972	6,648

Total revenue before reimbursements	$8,007	$15,812	$16,295	$32,172

Gross profit (loss):
North America	$3,090	$1,285	$3,445	$2,977
Europe	1,354	6,339	2,708	9,921
Asia/Pacific	(1,549)	156	(1,798)	1,593

Total gross profit	$2,895	$7,780	$4,355	$14,491

        11.  Income Taxes—At December 31, 2001, the Company determined, based primarily on its recent history of operating losses in the United States, that it could no longer consider the recovery of its net deferred tax assets as more likely than not. Accordingly, the Company's net deferred tax assets were reduced by a valuation allowance adjustment. Consistent with the Company's position at December 31, 2001, the Company recorded no tax benefits for operating losses generated in the six month period ended June 30, 2002. However, recently Congress passed a law to allow companies the opportunity to carryback net operating losses five years versus the previous three year carryback provision. This change allowed the Company to file for tax refunds for the years 1996 and 1997 for which the related benefit and receivable of approximately $798,000 and $125,000 was recorded in the first and second quarters of 2002, respectively. The Company also recorded income tax expense on the profits of its foreign operations of $259,000 and $264,000 in the first and second quarters of 2002, respectively. Utilization of net operating loss carryforwards in the future may be limited if changes in the Company's stock ownership create a change in control as provided in Section 382 of the Internal Revenue Code of 1986, as amended.

        12.  Accrued Severance—During the first half of 2002 and throughout 2001 the Company has incurred severance cost associated with six staff reductions. These staff reductions were necessary to align the Company's cost structure with the current business environment. At June 30, 2002, the Company had accrued severance cost of $0.2 million of which $0.1 million relates to staff reductions in the first half of 2002 and $0.1 million that relates to staff reductions during 2001. All of the accrued severance will be paid out by the third quarter of 2002. This accrued severance cost relates to two staff reduction actions taken during the first half of 2002 and four staff reductions during 2001. These staff reductions affected 5 "Resultants" in the second quarter of 2002, 2 employees in the first quarter of 2002 and 65 employees (primarily resultants) in 2001, which resulted in severance charges of $0.2 million in the first half of 2002 and $2.3 million during 2001. Of the $2.3 million related to 2001, $0.6 million relates to the first half of 2001.

        13.  Deferred Compensation Plan—During the second quarter of 2002, the Company terminated its non-qualified deferred compensation plan established in 1994. Participation in this plan was limited to officers and key employees. Amounts deferred under the plan were deposited in a trust that qualified as a grantor trust under the Internal Revenue Code of 1986, as amended. Assets of the plan were invested in various mutual funds as directed by the plan participants, and recorded by the Company under the caption "Other assets." The Company's corresponding obligations under the plan were unsecured and were recorded under the caption "Long-Term Debt". Upon termination of this plan, the plan assets were liquidated and distributed to the plan participants, net of required withholding taxes, which were remitted to the Internal Revenue Service. This distribution of the plan assets to the plan participants also relieved the Company of its obligations under the plan. The assets and accrued liabilities of the plan were $3.0 million and $0.0 million at December 31, 2001 and June 30, 2002, respectively.

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

        The following table sets forth the percentages which items in the statement of operations bear to revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.7	57.6	74.7	60.6

Gross profit	34.3	42.4	25.3	39.4
Selling, general and administrative	53.5	33.4	59.8	33.0

Operating income (loss) before restructuring	(19.2)	9.0	(34.5)	6.4
Restructuring	4.5	—	2.2	—

Operating income (loss)	(23.7)	9.0	(36.7)	6.4
Other income (expense), net	(2.0)	0.5	(1.3)	0.2

Income (loss) before tax	(25.7)	9.5	(38.0)	6.6
Income taxes (benefit)	1.6	3.8	(2.3)	2.6

Net income (loss)	(27.3)%	5.7%	(35.7)%	4.0%

Three Month Period Ended June 30, 2002 Compared to Three Month Period Ended June 30, 2001

        Revenue—During the first quarter of 2002, the Company adopted a FASB Staff Announcement that requires certain reimbursements received for out-of-pocket expenses incurred be classified in the statement of operations as revenue. The Company has presented revenue in two components: consulting revenue before reimbursements or "net revenue" and reimbursements. Reimbursements reclassified to revenue for the three month periods ended June 30, 2002 and 2001 were $0.4 million and $2.5 million, respectively. In addition, cost of sales has also been presented in two components: cost of sales before reimbursable expenses or "net cost of sales" and reimbursable expenses.

        Net revenue decreased $7.8 million or 49% in the second quarter of 2002 when compared to the second quarter of 2001.

        North America region revenue increased $1.3 million or 86% to $2.7 million in 2002 from $1.5 million in 2001. The increase in North American region revenue was primarily due to a $1.8 million increase from one significant client, offset by the completion of several small contracts that were only partially replaced with new contracts.

        Europe region revenue decreased $6.6 million or 60% to $4.4 million in 2002 from $11.0 million in 2001. The decrease in revenue relates primarily to a $3.6 million decrease in billings to a significant client. The remaining decrease is primarily attributable to contracts completed in 2001 in the Company's German subsidiary, which were not replaced in 2002.

        Asia/Pacific region revenue decreased $2.5 million or 74% to $0.9 million in 2002 from $3.4 million in 2001. The decrease is primarily attributable to the completion of several programs in 2001 that have not been replaced in 2002.

        Fixed fee and incentive fee contracts accounted for 68% and 32% of net revenue, respectively, for the second quarter of 2002 and 81% and 19% of net revenue, respectively, for the second quarter of 2001.

        Gross Profit—Gross profit was 36% of net revenue in the second quarter of 2002 compared to 49% during the second quarter of 2001. The decrease in gross profit relates to the $7.8 million decrease in net revenue associated with an adverse economic climate. This decrease in net revenue outpaced the efficiencies gained by a $2.9 million decrease in net cost of sales. The decrease in net cost of sales is primarily due to decreased personnel cost resulting from staff reductions during 2001 and 2002.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses decreased to $4.5 million in the second quarter of 2002 from $6.0 million in the second quarter of 2001. During 2001 and 2002, the Company reduced administrative costs and focused its efforts on selling. The $1.6 million decrease in total selling, general and administrative expense is comprised of a $2.0 million reduction in general and administrative salaries and travel costs and a $0.4 increase in selling costs. The selling costs included salaries, travel and advertising for the Company's new sales initiatives.

Six Month Period Ended June 30, 2002 Compared to Six Month Period Ended June 30, 2001

        Revenue—During the first quarter of 2002, the Company adopted a FASB Staff Announcement that requires certain reimbursements received for out-of-pocket expenses incurred be classified in the statement of operations as revenue. The Company has presented revenue in two components: consulting revenue before reimbursements or "net revenue" and reimbursements. Reimbursements reclassified to revenue for the six month periods ended June 30, 2002 and 2001 were $0.9 million and $4.6 million, respectively. In addition, cost of sales has also been presented in two components: cost of sales before reimbursable expenses or "net cost of sales" and reimbursable expenses.

        Net revenue decreased $15.9 million or 49% in the first half of 2002 when compared to the first half of 2001.

        North America region revenue decreased $1.3 million or 19% to $5.5 million in 2002 from $6.8 million in 2001. The decrease in North American region revenue was primarily due to the completion of one significant contract, which accounted for revenue of $2.3 million in 2001, offset by a $1.8 million increase in revenue from another significant client.

        Europe region revenue decreased $9.9 million or 53% to $8.8 million in 2002 from $18.7 million in 2001. The decrease in revenue relates primarily to a $6.0 million decrease in billings to a significant client. The remaining decrease is primarily attributable to contracts completed in 2001 in the Company's German subsidiary, which were not replaced in 2002.

        Asia/Pacific region revenue decreased $4.7 million or 70% to $2.0 million in 2002 from $6.6 million in 2001. The decrease is primarily attributable to the completion of several programs in 2001 that have not been replaced in 2002.

        Fixed fee and incentive fee contracts accounted for 73% and 27% of net revenue, respectively, for the first half of 2002 and 74% and 26% of net revenue, respectively, for the first half of 2001.

        Gross Profit—Gross profit was 27% of net revenue in the first half of 2002 compared to 45% during the first half of 2001. The decrease in gross profit relates to the $15.9 million decrease in net revenue associated with an adverse economic climate. This decrease in net revenue outpaced the efficiencies gained by a $5.7 million decrease in net cost of sales. The decrease in net cost of sales is primarily due to decreased personnel cost resulting from staff reductions during 2001 and 2002.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses decreased to $10.3 million in the first half of 2002 from $12.1 million in the first half of 2001. During 2001 and 2002, the Company reduced administrative costs and focused its efforts on selling. The $1.8 million decrease in total selling, general and administrative expense is comprised of a $2.9 million reduction in general and administrative costs and a $1.1 million increase in selling costs. The general and administrative costs included employment, travel, rent and other facility costs. The selling costs included employment, travel, advertising and other initial investments in the Company's new sales initiatives.

Restructuring

        The Company's German subsidiary completed its existing contracts in the second quarter of 2002, and had no immediate revenue prospects. Revenues and cash flows from operations had declined during 2001, and continued to fall in 2002. To align costs in the European region with the revenue levels expected under the current operating climate, the Company filed for insolvency of its German subsidiary on June 3, 2002. Upon filing, the Company was required to relinquish certain net assets. The carrying amount of these net assets is recorded as a restructuring charge in the second quarter of 2002. An administrator was appointed by the German government and is expected to make a formal determination as to insolvency by September 3, 2002. Due to the German subsidiary's lack of revenue, the Company anticipates the German courts will approve the petition for insolvency. Upon such approval and the formal liquidation of the German subsidiary, the Company will record a $0.6 million restructuring charge related to unrealized foreign currency losses. At June 30, 2002, these losses are recorded as a reduction of stockholders' equity under the caption "Accumulated other comprehensive loss". The Company continues serving the European market through its profitable operations in Switzerland. See Note 3 to the Company's financial statements.

Liquidity and Capital Resources

        Cash and cash equivalents decreased by $2.5 million in the first six months of 2002 compared to a $1.3 million increase in the first six months of 2001. The major components of these changes are discussed below:

        Cash Flows from Operating Activities—Operating activities used cash of $2.9 million during the first six months of 2002 compared to cash provided by operations of $2.4 million during the first six months of 2001. The increase in cash used in operating activities is primarily attributable to the payment of accrued wages and the loss from operations in the first six months of 2002.

        Cash Flows from Investing Activities—Cash flows used in investing activities totaled $0.3 million during the first six months of 2002 and were attributable primarily to purchases of leasehold improvements and the capitalization of website development costs. Cash expenditures for the comparable period of the prior year were $0.3 million and were primarily for the purchase of leasehold improvements and automobiles to facilitate program support in the Europe region.

        Cash Flows from Financing Activities—Cash flows provided by financing activities were $0.7 million during the first six months of 2002 and were due primarily to the obtaining of subordinated debt offset by net repayments on the Company's line of credit facility. Cash flows used in financing activities in 2001 were

$1.4 million and resulted primarily from the net repayments of the Company's line of credit facility totaling $1.0 million and the purchases of treasury stock of $0.5 million.

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

The Company's Liquidity Plan

        Recent operating results and the terms of the Company's current indebtedness give rise to concerns about the Company's ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. As of June 30, 2002, the Company has obtained the following subordinated debt from members of the Company's board of directors, satisfying a portion of the subordinated debt or equity infusion required by the covenants of the revolving credit facility:

Issue Date	Date Funded	Principal & Interest Maturity Date	Semi-Annual Interest Accrual Dates	Interest Rate	Principal Amount
3/29/02	4/4/02	4/1/04	Oct 1/Apr 1	Prime + 6%	$1,000,000
3/29/02	3/29/02	4/1/04	Oct 1/Apr 1	Prime + 6%	$92,000
5/31/02	5/28/02	6/1/04	Dec 1/Jun 1	Prime + 6%	$400,000

        The $0.4 million in subordinated debt obtained on May 28, 2002, the Company's income tax refund of $0.8 million and tightened cost controls allowed the Company to delay any decisions on commitments for external equity or subordinated debt, including the proposed letter of intent mentioned in the Company's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 31, 2002. At this time, the Company is no longer in negotiations with the issuer of the letter of intent. The Company was unable to obtain the remaining debt or equity financing required by its lender as of June 30, 2002, or to make certain required principal payments and the lender has waived such events of default. The Company is currently seeking to raise the additional debt or equity necessary to regain compliance with the covenants of the $7.5 million credit facility and to provide additional liquidity for operations. Although management is confident that the debt or equity can be raised, the Company can give no assurances that any debt or equity raised will be sufficient to prevent the Company from being in default on its current credit facility or be sufficient to meet operating cash requirements.

        In addition to the Company's need to raise additional equity or debt financing, the Company's ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and its ability to successfully implement business and growth strategies. Since the first quarter of 2001, the Company has implemented cost saving measures including staff reductions, downsizing and subleasing of facilities and greater control over alliances with strategic business partners. The Company will take additional cost savings measures such as those taken recently, if necessary, to enhance its liquidity position. The Company's performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company's control. If future cash flows and capital resources are insufficient to meet the Company's debt obligations and commitments, it may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital beyond what is required under its current credit facility or restructure or refinance its debt. In the event that the Company is unable to do so, it may be left without sufficient liquidity and it may not be able to meet its debt service requirements. In such a case, an event of default would occur under the credit facility and could result in all of the Company's indebtedness becoming immediately due and payable. As a result, the Company's lender would be able to foreclose on the Company's assets.

Market Status

        The Company received a staff determination from NASDAQ on June 19, 2002, indicating that the Company failed to comply with the Net Tangible Assets, Minimum Bid Price and Market Value of Publicly Held Shares requirements for continued listing set forth in Marketplace Rules 4450(a)(3) and 4450(e)(1) and that its securities are, therefore, subject to delisting from The NASDAQ National Market. The decision on whether the Company's stock will be delisted is being considered by a NASDAQ hearing panel. Currently, the Company is not in compliance with the NASDAQ National or Small Cap market listing requirements. The Company does not believe that it will be able to comply with these requirements in a time frame suitable to the NASDAQ hearing panel. Therefore, the Company anticipates a decision by the panel within the next few weeks to de-list the Company's stock from NASDAQ. The Company anticipates that its stock will be listed on the Over-the-Counter market. The Company believes this anticipated event will not inhibit the stock's ability to be traded on a daily basis.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company's credit agreement provides for borrowings which bear interest of prime plus 2% on the $2.5 million revolving portion and prime plus 4% on the $5.0 million term portion. In addition, the Company has obtained subordinated debt of $1.5 million, which bears interest of prime plus 6%. Since January 1, 1992, the prime rate has fluctuated between 9.5% and 4.75%. Based on the volatility of the prime rate in recent years, a five percentage point increase in interest rates would have resulted in $94,000 of additional interest expense in the first half of 2002. The Company had borrowings on its revolving credit facility from time to time during the first half of 2002, with an outstanding balance of $1.4 million at June 30, 2002. Through August 12, 2002, the Company had additional borrowings of $1.3 million and repayments of $1.0 million. As of August 12, 2002, the Company had $1.7 million of outstanding borrowings on this revolving credit facility. The full amount of the term portion of the credit facility of $5.0 million, was outstanding during the first half of 2002.

        Due to the Company's foreign operations in Europe and Asia, the Company is exposed to transaction adjustments with respect to foreign currency. On January 1, 2001, the Company elected to change the functional currency of its foreign subsidiaries to the United States dollar. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. There is no translation adjustment to the separate component of stockholders' equity or adjustment to comprehensive income. At June 30, 2002, the effect of a 10% increase in foreign exchange rates would have resulted in a $194,000 foreign currency exchange loss on the Company's non-United States denominated assets and a $129,000 foreign exchange gain on the Company's non-United States denominated liabilities. As such, the net effect of a 10% increase in the Company's foreign exchange rates, at June 30, 2002, would have been a $65,000 foreign currency exchange loss. The Company believes that changing the functional currency of its foreign subsidiaries to the United States dollar combined with transacting business in countries with traditionally stable currencies mitigates the effect of any near-term foreign currency transaction adjustments on the Company's financial position, results of operations and cash flows.

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

        The Company has identified several important factors which could cause actual results to differ materially from those predicted, included by way of example:

  •
  The competitive nature of the management consulting industry in light of new entrants into the industry and the difficulty of differentiating the services offered to potential clients.

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

THOMAS GROUP, INC.

PART II—OTHER INFORMATION

Item 2—Changes in Securities

        During the first six months of 2002, the Company issued three promissory notes (the "Notes") to certain directors of the Company in connection with loans made by such directors to the Company.

Issue Date	Date Funded	Principal & Interest Maturity Date	Semi-Annual Interest Accrual Dates	Interest Rate	Principal Amount
3/29/02	4/4/02	4/1/04	Oct 1/Apr 1	Prime + 6%	$1,000,000
3/29/02	3/29/02	4/1/04	Oct 1/Apr 1	Prime + 6%	$92,000
5/31/02	5/28/02	6/1/04	Dec 1/Jun 1	Prime + 6%	$400,000

        The Notes described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act. The Notes were issued in privately negotiated transactions without general solicitation or advertising and were issued to directors of the Company, who are "sophisticated investors" within the meaning of the Securities Act and had access to all information concerning the Company that each such person deemed necessary to make an informed investment decision with respect to the issuance of the Notes. Such issuances did not involve an underwriter and no underwriting discounts or commission were paid.

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

      None

  (b)
  Reports on Form 8-K for the Quarter Ending June 30, 2002:

Date of Filing	Subject
April 18, 2002	Third Amendment to First Amended and Restated Revolving Credit Loan Agreement dated March 29, 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Thomas Group, Inc. Registrant
August 14, 2002 Date	By:	/s/ JOHN R. HAMANN John R. Hamann President and Chief Executive Officer
August 14, 2002 Date	By:	/s/ JAMES T. TAYLOR James T. Taylor Vice President and Chief Financial Officer

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