Form 10-Q
period 2002-09-30
THOMAS GROUP INC
filed 2002-11-14
CIK 900017

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
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

Yes ☒    No ☐

        As of November 12, 2002 there were 9,555,309 shares of the registrant's common stock outstanding.

THOMAS GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

THOMAS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current Assets
Cash and cash equivalents	$2,158	$3,821
Trade accounts receivable, net of allowances of $45 and $640 in 2002 and 2001, respectively	4,663	8,583
Unbilled receivables	398	57
Other assets	1,133	2,411

Total Current Assets	8,352	14,872

Property and equipment, net	2,549	3,502
Other assets	224	3,381

	$11,125	$21,755

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,006	$5,088
Revolving line of credit	1,962	2,145
Current term debt	5,000	1,200
Indebtedness to related parties	832	—
Income taxes payable	584	1,042
Current maturities of other long-term obligations	5	5

Total Current Liabilities	11,389	9,480
Long-term debt	—	3,800
Indebtedness to related parties	1,471	—
Other long-term obligations	24	3,084

Total Liabilities	12,884	16,364

Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 6,745,536 and 6,705,333 shares issued and 4,192,137 and 4,151,934 shares outstanding in 2002 and 2001, respectively	67	67
Additional paid-in capital	24,619	24,433
Retained earnings (accumulated deficit)	(3,193)	4,712
Accumulated other comprehensive loss	(793)	(1,362)
Treasury stock, 2,553,399 shares in 2002 and 2001, at cost, respectively	(22,459)	(22,459)

Total Stockholders' Equity (Deficit)	(1,759)	5,391

	$11,125	$21,755

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Consulting revenue before reimbursements	$6,825	$10,121	$23,120	$42,293
Reimbursements	282	2,124	1,205	6,731

Total revenue	7,107	12,245	24,325	49,024

Cost of sales before reimbursable expenses	3,987	7,282	15,927	24,963
Reimbursable expenses	282	2,124	1,205	6,731

Total cost of sales	4,269	9,406	17,132	31,694

Gross profit	2,838	2,839	7,193	17,330
Selling, general and administrative	3,630	5,519	13,918	17,619
Litigation settlement	—	2,797	—	2,816

Loss before restructuring charges	(792)	(5,477)	(6,725)	(3,105)
Restructuring charges	837	—	1,216	—

Operating loss	(1,629)	(5,477)	(7,941)	(3,105)
Other income (expense), net	(182)	55	(415)	118

Loss before income taxes	(1,811)	(5,422)	(8,356)	(2,987)
Income tax benefit	(51)	(2,169)	(451)	(1,195)

Net loss	$(1,760)	$(3,253)	$(7,905)	$(1,792)

Loss per common share:
Basic	$(.42)	$(.78)	$(1.89)	$(.43)
Diluted	$(.42)	$(.78)	$(1.89)	$(.43)
Weighted average shares:
Basic	4,192,137	4,164,761	4,184,627	4,169,134
Diluted	4,192,137	4,164,761	4,184,627	4,169,134

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash Flows From Operating Activities:
Net loss	$(7,905)	$(1,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	900	918
Amortization	22	14
Bad debt	14	179
Loss on sale of assets	10	123
Loss from restructuring activities	1,216	—
Amortization (cancellation) of stock option grants	(59)	26
Foreign currency loss	91	44
Deferred taxes	—	(2,513)
Change in operating assets and liabilities:
Decrease in trade accounts receivable	3,401	2,147
(Increase) decrease in unbilled receivables	(342)	206
(Increase) decrease in other assets	1,284	(152)
Increase (decrease) in accounts payable and accrued liabilities	(1,788)	674
Increase in advance payments	—	36
Decrease in income taxes payable	(463)	(576)

Net Cash Used In Operating Activities	(3,619)	(666)
Cash Flows from Investing Activities:
Proceeds from sale of assets	49	4
Capital expenditures	(365)	(405)

Net Cash Used In Investing Activities	(316)	(401)
Cash Flows From Financing Activities:
Purchase of treasury stock	—	(522)
Proceeds from exercise of stock options	—	128
Issuance of related party indebtedness and related warrants	2,492	—
Repayments of related party indebtedness	(21)	—
Net advances (repayments)—other debt	(188)	1,660

Net Cash Provided By Financing Activities	2,283	1,266
Effect of Exchange Rate Changes on Cash	(11)	308

Net Change In Cash	(1,663)	507
Cash and Cash Equivalents:
Beginning of period	3,821	6,631

End of period	$2,158	$7,138

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

          1.      The unaudited consolidated financial statements of Thomas Group, Inc. (the "Company") include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the 2001 fiscal year, filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results of operations for the entire year ending December 31, 2002. Certain amounts from prior periods have been reclassified to conform with the 2002 presentation.

          2.      Financing Agreement and Liquidity Plan—On September 12, 2002 the Company and its senior lender signed an agreement to amend and restate certain terms of the Company's existing credit facility. The Company anticipates the amendments and restatements will be executed before November 30, 2002. As part of the revision of terms, the Company will maintain an $8.0 million credit facility consisting of a $5.0 million term note and a $3.0 million revolving note. Currently, the Company maintains a $7.5 million credit facility consisting of a $5.0 million term note and a $2.5 million revolving note.

        Advances on the revised revolving note will be limited to the lesser of $3.0 million or a borrowing base subject to 75% advance percentage applied to eligible accounts receivable. All United States assets of the Company and 100% of the outstanding capital voting stock of each foreign subsidiary will secure the $8.0 million credit facility. Interest on the term and revolving notes will be due monthly with all principal due on September 1, 2003, the revised termination date. All previous term note installment payments will be deferred until September 1, 2003.

        The senior lender will receive, as an amendment fee, warrants to purchase common stock of the Company in sufficient quantity to equal 4% of the Company's outstanding common stock (based on total shares outstanding prior to the $2.0 million equity transactions between the Company and General Chain and Mr. Edward P. Evans, plus full dilution protection in regard to those equity transactions). See "The Company's Liquidity Plan", below. The warrant will be exercisable for approximately 397,443 shares of the Company's common stock at an exercise price of $0.30 per share.

        The revised credit facility will require the Company to obtain additional equity or subordinated debt equal to $1.0 million by September 16, 2002 and $1.0 million by October 31, 2002. The Company was able to obtain the required amounts by the due dates.

        All prior financial covenants will be replaced with new financial covenants, which if breached, could result in acceleration of amounts owed under the credit facility. The revised financial covenants will require the Company to (1) maintain certain levels of tangible net worth, debt to tangible net worth ratio, minimum levels of EBITDA, (2) to avoid two consecutive fiscal quarters that generate operating losses, and (3) to restrict annual capital expenditures in excess of $300,000. The covenants will be tested monthly and take effect December 1, 2002. The senior lender has agreed to waive any events of default under the credit facility through September 30, 2002.

        Previously, the Company was required to pay the senior lender a $150,000 amendment fee, payable in two equal installments due September 15, 2002 and December 15, 2002. The revised credit facility will eliminate the amendment fee installment payments and will extend the due date for the amendment fee to September 1, 2003.

        Under the previous credit facility, the term and revolving portions of the credit facility were callable on demand by the senior lender on April 30, 2003, providing the senior lender gave written notice of its intent to call 90 days prior to April 30, 2003. This provision will be eliminated in the revised credit facility.

        At September 30, 2002, the balance on the revolving note was $2.0 million. At November 12, 2002 the balance on the revolving note was $1.7 million. The revolving credit facility portion bears interest at prime plus 2%. The term loan portion bears interest at prime plus 4%.

The Company's Liquidity Plan

        Recent operating results and the terms of the Company's current indebtedness give rise to concerns about the Company's ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. As of September 30, 2002, the Company has obtained the following subordinated debt or equity:

Issue Date		Date Funded	Principal & Interest Maturity Date	Semi-Annual Interest Accrual Dates	Interest Rate	Principal Amount
3/29/02		4/4/02	4/1/04	Oct 1/Apr 1	Prime + 6%	$1,000,000
3/29/02		3/29/02	4/1/04	Oct 1/Apr 1	Prime + 6%	$92,000
5/31/02		5/28/02	6/1/04	Dec 1/Jun 1	Prime + 6%	$400,000
9/20/02	*	9/12/02	11/11/02	N/A	6%	$500,000
9/20/02	*	9/25/02	11/11/02	N/A	6%	$500,000
10/17/02	**	10/29/02	11/11/02	N/A	6%	$1,000,000

*
General Chain's $1.0 million Subordinated Convertible Note, plus accrued interest, converted into 2,690,450 shares of common stock upon stockholder approval at the Company's Annual Meeting held November 11, 2002.

**
Mr. Evans' $1.0 million Subordinated Convertible Note, plus accrued interest, converted into 2,672,722 shares of common stock upon stockholder approval at the Company's Annual Meeting held November 11, 2002.

        Since March of 2002, the Company has been able to raise $1.5 million of subordinated debt from members of the Board of Directors. During September 2002, the Company reached an agreement with its current Chairman of the Board, General John T. Chain, Jr., to provide a $1.0 million Subordinated Convertible Note. This note was converted into 2,690,450 shares of common stock of the Company, after obtaining stockholder approval at the Company's Annual Meeting of Stockholders on November 11, 2002. During October 2002, the Company reached an agreement with Edward P. Evans, a stockholder of the Company, to provide an additional $1.0 million of equity in the form of a Subordinated Convertible Note, under substantially the same terms as the agreement with General Chain. Mr. Evans' note was converted into 2,672,722 shares of common stock of the Company after obtaining stockholder approval at the Company's Annual Meeting. After conversion of the notes, General Chain and Mr. Evans hold approximately, 29% and 33% of the Company's outstanding common stock, respectively. Pursuant to the agreement with General Chain and Mr. Evans, each received warrants for 434,899 shares of the Company's common stock. If General Chain and Mr. Evans each exercise their warrant, they could each own an additional 7.5% of the common stock (based on the fully diluted ownership of the Company as of September 20, 2002), or approximately 31% and 34%, respectively, of the Company's outstanding common stock. General Chain and Mr. Evans have similar Board designation rights and identical registration rights under the terms of the agreements.

        The Company has a rights plan in place, pursuant to which, if certain persons acquire more than 15% of the outstanding common stock of the Company, the Company's stockholders may exercise a "right" to purchase additional shares of common stock. If the 15% threshold is crossed, the rights are triggered and each stockholder may purchase $200 in value of common stock for $100. The effect of the rights plan is to give the Company's Board of Directors the opportunity to negotiate with potential third party acquirors in the event that an attempt is made to take over the Company.

        Because the issuance of common stock to General Chain and Mr. Evans under the warrants or under the Subordinated Convertible Notes would trigger the rights, the Company's Board of Directors approved amendments to the Rights Agreement governing the rights plan. These amendments exempt the transactions with General Chain and Mr. Evans from the rights plan. These amendments were adopted by the Company's Board of Directors on September 13, 2002 and October 12, 2002 for the transactions with General Chain and Mr. Evans, respectively.

        In addition to the Company's need to raise additional equity or debt financing, the Company's ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and the Company's ability to successfully implement business and growth strategies. Since the first quarter of 2001, the Company has implemented cost saving measures including staff reductions, downsizing and subleasing of facilities and has taken greater control over alliances with strategic business partners. The Company will take additional cost savings measures such as those taken recently, if necessary, to enhance its liquidity position. The Company's performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company's control. If future cash flows and capital resources are insufficient to meet the Company's debt obligations and commitments, the Company may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital beyond what is required under its current credit facility or restructure or refinance its debt. In the event that the Company is unable to do so, the Company may be left without sufficient liquidity and it may not be able to meet its debt service requirements. In such a case, an event of default would occur under the credit facility and could result in all of the Company's indebtedness becoming immediately due and payable. As a result, the Company's senior lender would be able to foreclose on the Company's assets.

        3.    Restructuring—On June 3, 2002, the Company filed a petition with the German government for insolvency of its German subsidiary, giving the insolvency court control of the subsidiary's assets. This action was taken in response to declining revenue and cash flows from the operations of its German subsidiary during 2001 and continuing through 2002. All existing German contracts were completed in the second quarter of 2002, and the German subsidiary had no significant future prospects. On September 1, 2002, the German insolvency court appointed an official receiver for the Company's German subsidiary. The non-cash restructuring charge for fixed assets recognized in the third quarter represents office equipment and furniture that the receiver is currently selling for cash. Creditors, including the Company, have until February 1, 2003 to submit proofs of claim to the insolvency court. On February 19, 2003, the receiver will hold a meeting to review creditor claims. The non-cash restructuring charge for accumulated other comprehensive loss recognized in the third quarter represents unrealized foreign currency losses accumulated prior to 2001. This amount had previously been classified as a separate component of stockholders' equity, and upon approval of the insolvency of the German subsidiary it was reclassified to the income statement. The Company continues serving the European market through its operations in Switzerland.

        The loss from liquidation of the German subsidiary is presented on the statements of operations and statements of cash flows under the captions "Restructuring charges" and "Loss from restructuring activities", respectively. The carrying amounts of the following assets and liabilities of the German subsidiary are included as part of the restructuring charge: (amounts in thousands)

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Cash and cash equivalents	$—	84
Trade accounts receivable	—	404
Other assets	—	152
Property and equipment, net	268	336
Accounts payable and accrued liabilities.	—	(329)
Accumulated other comprehensive loss	569	569

Loss from restructuring activities	$837	1,216

        The Company has recorded no estimates for future expenses related to the insolvency petition and believes that any such expenses incurred would not have a material adverse effect on the consolidated results of operations, financial condition or cash flows of the Company.

        Results of operations of the German subsidiary for the three and nine month periods ended September 30, 2002 and 2001 were: (amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenue	$—	$1,603	$1,201	$5,879
Net cost of sales	—	1,239	872	3,072

Gross profit	—	364	329	2,807
Selling, general and administrative	—	562	1,066	1,893

Operating income (loss)	$—	$(198)	$(737)	$914

        Cash flows of the German subsidiary for the three and nine month periods ended September 30, 2002 and 2001 were: (amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Cash provided by (used in) operating activities	$—	$(188)	$(51)	$366
Cash provided by (used in) investing activities	—	—	11	(38)
Cash used in financing activities	—	—	—	(307)
Effect of exchange rate changes on cash	—	(28)	(81)	(22)

Cash used in continuing operations	$—	$(216)	$(121)	$(1)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	In thousands, except per share data
Numerator:
Net loss	$(1,760)	$(3,253)	$(7,905)	$(1,792)

Denominator:
Weighted Average Shares Outstanding:
Basic	4,192	4,165	4,185	4,169
Effect of dilutive securities:
Common stock options	—	—	—	—

Diluted	4,192	4,165	4,185	4,169

Loss per share:
Basic	$(.42)	$(.78)	$(1.89)	$(.43)
Diluted	$(.42)	$(.78)	$(1.89)	$(.43)

        Stock options outstanding in 2002 and 2001 that are not included in the diluted earnings per share computation due to the antidilutive effects are 1,204,984 and 937,270, respectively. Such options are excluded due to the Company incurring a net loss for all periods presented.

        5.    Significant Clients—The Company recorded revenue from Robert Bosch of $2.3 million and $10.0 million or 34% and 43% of revenue for the three and nine month periods ended September 30, 2002, respectively. Revenue for the same client totaled $3.0 million and $16.6 million or 30% and 39% of revenue for the three and nine month periods ended September 30, 2001.

        Revenue from Acton Burnell totaled $2.3 million and $6.7 million or 34% and 29% of revenue for the three and nine month periods ended September 30, 2002, respectively. Revenue for the same client totaled $1.9 million or 19% of revenue for the three month period ended September 30, 2001.

        Revenue from Opel totaled $1.2 million and $4.3 million or 12% and 10% of revenue for the three and nine month periods ended September 30, 2001, respectively.

        There were no other clients from whom revenue exceeded 10% of total revenue in the three and nine months ended September 30, 2002 and 2001, respectively.

        6.    Comprehensive Income or Loss—Comprehensive income or loss includes all changes in equity (foreign currency translation), except those resulting from investments by owners and distributions to owners.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	In thousands of dollars
Net loss	$(1,760)	$(3,253)	$(7,905)	$(1,792)
Other comprehensive income	569	—	569	—

Comprehensive loss	$(1,191)	$(3,253)	$(7,336)	$(1,792)

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

        8.    Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
	2002	2001
	In thousands of dollars
Interest paid	$344	$129
Taxes paid	$1,020	$1,592

        9.    Recent Accounting Standards—During the first quarter of 2002, the Company adopted the Financial Accounting Standards Board ("FASB") Staff Announcement Topic No. D-103, which requires that certain reimbursable expenses incurred be classified as revenue in the statement of operations. Those expenses often include, but are not limited to, expenses related to airfare, mileage, hotel stays, out-of-town meals, photocopies and telecommunications and facsimile charges. This FASB Staff Announcement is required to be applied in financial reporting periods beginning after December 15, 2001. In adopting these new rules, the Company reclassified to revenue approximately $0.3 million and $1.2 million of reimbursable expenses received for out-of-pocket expenses for the three and nine month periods ended September 30, 2002, respectively, and approximately $2.1 million and $6.7 million for the three and nine month periods ended September 30, 2001, respectively.

        10.  Segment Data—The Company operates in one industry segment, but conducts its business primarily in three geographic areas: North America, Europe and Asia/Pacific. Information regarding these areas follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue before reimbursements:	2002	2001	2002	2001
	In thousands of dollars
North America	$3,583	$2,769	$9,065	$9,571
Europe	2,418	5,285	11,258	24,007
Asia/Pacific	824	2,067	2,797	8,715

Total revenue before reimbursements	$6,825	$10,121	$23,120	$42,293

Gross profit (loss):
North America	$2,310	$2,879	$5,755	$5,856
Europe	928	1,240	3,636	11,161
Asia/Pacific	(400)	(1,280)	(2,198)	313

Total gross profit	$2,838	$2,839	$7,193	$17,330

        11.  Income Taxes—At December 31, 2001, the Company determined, based primarily on its recent history of operating losses in the United States, that it could no longer consider the recovery of its net deferred tax assets as more likely than not. Accordingly, the Company's net deferred tax assets were reduced by a valuation allowance adjustment. Consistent with the Company's position at December 31, 2001, the Company recorded no tax benefits for operating losses generated in 2002. However, recently Congress passed a law to allow companies the opportunity to carryback net operating losses five years versus the previous three year carryback provision. This change allowed the Company to file for tax refunds for the years 1996 and 1997 for which the related benefit and receivable of approximately $798,000 and $125,000 was recorded in the first and second quarters of 2002, respectively. The Company also recorded income tax expense on the profits of its foreign operations of $263,000 in the first nine months of 2002. Utilization of net operating loss carryforwards in the future may be limited if changes in the Company's stock ownership create a change in control as provided in Section 382 of the Internal Revenue Code of 1986, as amended.

        12.  Accrued Severance—During the first nine months of 2002 and throughout 2001 the Company incurred severance cost associated with six staff reductions. These staff reductions were necessary to align the Company's cost structure with the current business environment. During the first nine months of 2002, nineteen employees were released by the Company, resulting in $0.2 million of severance costs. In 2001, the Company released 65 employees, resulting in $2.3 million of severance costs, all of which was paid by September 30, 2002.

        At September 30, 2002, the Company had accrued severance costs of $107,350 relating to employees released during 2002. All of the accrued severance will be paid out by the fourth quarter of 2002.

        13.  Deferred Compensation Plan—During the second quarter of 2002, the Company terminated its non-qualified deferred compensation plan established in 1994. Participation in this plan was limited to officers and key employees. Amounts deferred under the plan were deposited in a trust that qualified as a grantor trust under the Internal Revenue Code of 1986, as amended. Assets of the plan were invested in various mutual funds as directed by the plan participants, and recorded by the Company under the non-current assets section under the caption "Other assets". The Company's corresponding obligations under the plan were unsecured and were recorded under the caption "Other long-term obligations". Upon termination of this plan, the assets were liquidated and distributed to the plan participants, net of required withholding taxes, which were remitted to the Internal Revenue Service. This distribution of assets to the plan participants also relieved the Company of its obligations under the plan. The assets and accrued liabilities of the plan were $3.0 million at December 31, 2001.

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

        In addition to its North America operations, the Company has operations and contracts in its Europe and Asia/Pacific regions. The majority of contracts in these regions have been denominated using the United States dollar. However, some of the Company's contracts are in the local currency of the client, therefore, the Company is exposed to currency fluctuation risk.

        The following table sets forth the percentages which items in the statement of operations bear to consulting revenue before reimbursements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Consulting revenue before reimbursements	100.0%	100.0%	100.0%	100.0%
Cost of sales before reimbursable expenses	58.4	71.9	68.9	59.0

Gross profit	41.6	28.1	31.1	41.0
Selling, general and administrative	53.2	54.5	60.2	41.7
Litigation settlement	—	27.7	—	6.6

Loss before restructuring charges	(11.6)	(54.1)	(29.1)	(7.3)
Restructuring charges	12.2	—	5.3	—

Operating loss	(23.8)	(54.1)	(34.4)	(7.3)
Other income (expense), net	(2.7)	0.5	(1.8)	0.2

Loss before income taxes	(26.5)	(53.6)	(36.2)	(7.1)
Income tax benefit	(0.7)	(21.5)	(2.0)	(2.9)

Net loss	(25.8)%	(32.1)%	(34.2)%	(4.2)%

Three Month Period Ended September 30, 2002 Compared to Three Month Period Ended September 30, 2001

        Revenue—During the first quarter of 2002, the Company adopted a FASB Staff Announcement that requires certain reimbursements received for out-of-pocket expenses incurred be classified in the income statement as revenue. The Company has presented revenue in two components: consulting revenue before reimbursements or "net revenue" and reimbursements. Reimbursements reclassified to revenue for the three month periods ended September 30, 2002 and 2001 were $0.3 million and $2.1 million, respectively. In addition, cost of sales has also been presented in two components: cost of sales before reimbursable expenses or "net cost of sales" and reimbursable expenses.

        Net revenue decreased $3.3 million or 33% in the third quarter of 2002 when compared to the third quarter of 2001.

        North America region revenue increased $0.8 million or 29% to $3.6 million in 2002 from $2.8 million in 2001. The increase in North American region revenue was primarily due to a $1.3 million increase in new contracts and a $0.4 million increase in revenue from Acton Burnell. These increases were offset by the completion of several small contracts that were not replaced in 2002.

        Europe region revenue decreased $2.9 million or 54% to $2.4 million in 2002 from $5.3 million in 2001. The decrease in revenue relates primarily to a $3.6 million decrease in billings to Robert Bosch, and a $0.7 million decrease in billings to Opel. The remaining decrease is primarily attributable to contracts completed in 2001 in the Company's German subsidiary, which were not replaced in 2002.

        Asia/Pacific region revenue decreased $1.3 million or 60% to $0.8 million in 2002 from $2.1 million in 2001. The decrease is primarily attributable to the completion of several programs in 2001 that have not been replaced in 2002.

        Fixed fee and incentive fee contracts accounted for 80% and 20% of net revenue, respectively, for the third quarter of 2002 and 68% and 32% of net revenue, respectively, for the third quarter of 2001.

        Gross Profit—Gross profit was 42% of net revenue in the third quarter of 2002 compared to 28% during the third quarter of 2001. The increase in gross profit is primarily due to decreased personnel cost resulting from staff reductions during 2001 and 2002.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses decreased to $3.6 million in the third quarter of 2002 from $5.5 million in the third quarter of 2001. During 2001 and 2002, the Company reduced administrative costs and focused its efforts on selling. The $1.9 million decrease in total selling, general and administrative expense is comprised of a $2.1 million reduction in general and administrative salaries and travel costs offset by a $0.2 million increase in selling costs. The additional selling costs included salaries, travel and advertising for the Company's new sales initiatives.

        Litigation Settlement—The Company incurred expenses of $2.8 million, including legal fees, during 2001, due to an adverse ruling from an arbitration proceeding.

        Restructuring Charges—On June 3, 2002, the Company filed a petition with the German government for insolvency of its German subsidiary, giving the insolvency court control of the subsidiary's assets. This action was taken in response to declining revenue and cash flows from the operations of its German subsidiary during 2001 and continuing through 2002. All existing German contracts were completed in the second quarter of 2002, and the German subsidiary had no significant future prospects. On September 1, 2002, the German insolvency court appointed an official receiver for the Company's German subsidiary. The non-cash restructuring charge for fixed assets recognized in the third quarter represents office equipment and furniture that the receiver is currently selling for cash. Creditors, including the Company, have until February 1, 2003 to submit proofs of claim to the insolvency court. On February 19, 2003, the receiver will hold a meeting to review creditor claims. The non-cash restructuring charge for accumulated other comprehensive loss recognized in the third quarter represents unrealized foreign currency losses accumulated prior to 2001. This amount had previously been classified as a separate component of stockholders' equity, and upon approval of the insolvency of the German subsidiary it was reclassified to the income statement. The Company continues serving the European market through its operations in Switzerland.

        The loss from liquidation of the German subsidiary is presented on the statements of operations and statements of cash flows under the captions "Restructuring charges" and "Loss from restructuring activities", respectively. The restructuring loss of $0.8 million for the three months ended September 30, 2002 consists of the $0.3 million of fixed assets and $0.5 million of unrealized foreign currency losses, previously classified under the caption "Accumulated other comprehensive loss". See Note 3 to the Company's financial statements.

Nine Month Period Ended September 30, 2002 Compared to Nine Month Period Ended September 30, 2001

        Revenue—During the first quarter of 2002, the Company adopted a FASB Staff Announcement that requires certain reimbursements received for out-of-pocket expenses incurred be classified in the income statement as revenue. The Company has presented revenue in two components: consulting revenue before reimbursements or "net revenue" and reimbursements. Reimbursements reclassified to revenue for the nine month periods ended September 30, 2002 and 2001 were $1.2 million and $6.7 million, respectively. In addition, cost of sales has also been presented in two components: cost of sales before reimbursable expenses or "net cost of sales" and reimbursable expenses.

        Net revenue decreased $19.2 million or 45% in the first nine months of 2002 when compared to the first nine months of 2001.

        North America region revenue decreased $0.5 million or 5% to $9.1 million in 2002 from $9.6 million in 2001. The decrease in North American region revenue was primarily due to the completion of a contract with Boston Scientific, which accounted for revenue of $2.3 million in 2001, offset by a $1.8 million increase in revenue from new contracts signed in 2002.

        Europe region revenue decreased $12.7 million or 53% to $11.3 million in 2002 from $24.0 million in 2001. The decrease in revenue relates primarily to a $6.7 million decrease in billings to Bosch. The remaining decrease is primarily attributable to contracts completed in 2001 in the Company's German subsidiary, which were not replaced in 2002.

        Asia/Pacific region revenue decreased $5.9 million or 68% to $2.8 million in 2002 from $8.7 million in 2001. The decrease is primarily attributable to the completion of several programs in 2001 that have not been replaced in 2002.

        Fixed fee and incentive fee contracts accounted for 75% and 25% of net revenue, respectively, for the first nine months of 2002 and 72% and 28% of net revenue, respectively, for the first nine months of 2001.

        Gross Profit—Gross profit was 31% of net revenue in the first nine months of 2002 compared to 41% during the first nine months of 2001. The decrease in gross profit relates to the $19.2 million decrease in net revenue associated with an adverse economic climate. This decrease in net revenue outpaced the efficiencies gained by a $9.1 million decrease in net cost of sales. The decrease in net cost of sales is primarily due to decreased personnel cost resulting from staff reductions during 2001 and 2002.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses decreased to $13.9 million in the first nine months of 2002 from $17.6 million in the first nine months of 2001. During 2001 and 2002, the Company reduced administrative costs and focused its efforts on selling. The $3.7 million decrease in total selling, general and administrative expense is comprised of a $5.0 million reduction in general and administrative costs offset by a $1.3 million increase in selling costs. The decrease in general and administrative costs included employment, travel, rent and other facility costs. The additional selling costs included employment, travel, advertising and other initial investments in the Company's new sales initiatives.

        Litigation Settlement—The Company incurred expenses of $2.8 million, including legal fees, during 2001, due to an adverse ruling from an arbitration proceeding.

        Restructuring Charges—On June 3, 2002, the Company filed a petition with the German government for insolvency of its German subsidiary, giving the insolvency court control of the subsidiary's assets. This action was taken in response to declining revenue and cash flows from the operations of its German subsidiary during 2001 and continuing through 2002. All existing German contracts were completed in the second quarter of 2002, and the German subsidiary had no significant future prospects. On September 1, 2002, the German insolvency court appointed an official receiver for the Company's German subsidiary. The non-cash restructuring charge for fixed assets recognized in the third quarter represents office equipment and furniture that the receiver is currently selling for cash. Creditors, including the Company, have until February 1, 2003 to submit proofs of claim to the insolvency court. On February 19, 2003, the receiver will hold a meeting to review creditor claims. The non-cash restructuring charge for accumulated other comprehensive loss recognized in the third quarter represents unrealized foreign currency losses accumulated prior to 2001. This amount had previously been classified as a separate component of stockholders' equity, and upon approval of the insolvency of the German subsidiary it was reclassified to the income statement. The Company continues serving the European market through its operations in Switzerland.

        The loss from liquidation of the German subsidiary is presented on the statements of operations and statements of cash flows under the captions "Restructuring charges" and "Loss from restructuring activities", respectively. The restructuring loss of $1.2 million for the nine months ended September 30, 2002 consists of cash, accounts receivable and other current assets totaling $1.0 million, unrecognized foreign currency losses of $0.6 million, offset by a gain on accrued liabilities of $0.4 million. The Company has recorded no estimates for future expenses related to this insolvency petition and believes that any such expenses incurred would not have a material adverse effect on the consolidated results of operations, financial condition or cash flows of the Company. See Note 3 to the Company's financial statements.

Liquidity and Capital Resources

        Cash and cash equivalents decreased by $1.7 million in the first nine months of 2002 compared to a $0.5 million increase in the first nine months of 2001. The major components of these changes are discussed below:

        Cash Flows from Operating Activities—Operating activities used cash of $3.6 million during the first nine months of 2002 compared to $0.7 million during the first nine months of 2001. The increase in cash used in operating activities is primarily attributable to the payment of accrued wages and the loss from operations in the first nine months of 2002.

        Cash Flows from Investing Activities—Cash flows used in investing activities totaled $0.3 million during the first nine months of 2002 and were attributable primarily to purchases of leasehold improvements and the capitalization of website development costs. Cash expenditures for the comparable period of the prior year were $0.4 million and were primarily for the purchase of leasehold improvements and automobiles to facilitate program support in the Europe region.

        Cash Flows from Financing Activities—Cash flows provided by financing activities were $2.3 million during the first nine months of 2002 and were due primarily to the receipt of proceeds of subordinated debt, offset by net repayments on the Company's line of credit facility. Cash flows provided by financing activities for the comparable period were $1.3 million and resulted primarily from the net advances on the Company's line of credit facility totaling $1.7 million offset by the purchase of treasury stock of $0.5 million.

        In January and October of 1999, the Company announced two stock repurchase plans for up to 250,000 and 500,000 shares, respectively. In August of 2000, the Company announced an additional stock repurchase plan of up to 750,000 shares. During 1999, the Company purchased 289,150 shares at an average price of $8.41 per share. During 2000, the Company purchased 596,300 shares at an average price of $7.96 per share. During 2001, the Company purchased 109,100 shares at an average price of $5.11 per share. The Company has not purchased any treasury shares in 2002.

The Company's Liquidity Plan

        Recent operating results and the terms of the Company's current indebtedness give rise to concerns about the Company's ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. As of September 30, 2002, the Company has obtained the following subordinated debt or equity:

Issue Date		Date Funded	Principal & Interest Maturity Date	Semi-Annual Interest Accrual Dates	Interest Rate	Principal Amount
3/29/02		4/4/02	4/1/04	Oct 1/Apr 1	Prime + 6%	$1,000,000
3/29/02		3/29/02	4/1/04	Oct 1/Apr 1	Prime + 6%	$92,000
5/31/02		5/28/02	6/1/04	Dec 1/Jun 1	Prime + 6%	$400,000
9/20/02	*	9/12/02	11/11/02	N/A	6%	$500,000
9/20/02	*	9/25/02	11/11/02	N/A	6%	$500,000
10/17/02*	*	10/29/02	11/11/02	N/A	6%	$1,000,000

*
General Chain's $1.0 million Subordinated Convertible Note, plus accrued interest, converted into 2,690,450 shares of common stock upon stockholder approval at the Company's Annual Meeting held November 11, 2002.

**
Mr. Evans' $1.0 million Subordinated Convertible Note, plus accrued interest, converted into 2,672,722 shares of common stock upon stockholder approval at the Company's Annual Meeting held November 11, 2002.

        Since March of 2002, the Company has been able to raise $1.5 million of subordinated debt from members of the Board of Directors. During September 2002, the Company reached an agreement with its current Chairman of the Board, General John T. Chain, Jr., to provide a $1.0 million Subordinated Convertible Note. This note was converted into 2,690,450 shares of common stock of the Company, after obtaining stockholder approval at the Company's Annual Meeting of Stockholders on November 11, 2002. During October 2002, the Company reached an agreement with Edward P. Evans, a stockholder of the Company, to provide an additional $1.0 million of equity in the form of a Subordinated Convertible Note, under substantially the same terms as the agreement with General Chain. Mr. Evans' note was converted into 2,672,722 shares of common stock of the Company after obtaining stockholder approval at the Company's Annual Meeting. After conversion of the notes, General Chain and Mr. Evans hold approximately, 29% and 33% of the Company's outstanding common stock, respectively. Pursuant to the agreement with General Chain and Mr. Evans, each received warrants for 434,899 shares of the Company's common stock. If General Chain and Mr. Evans each exercise their warrant, they could each own an additional 7.5% of the common stock (based on the fully diluted ownership of the Company as of September 20, 2002), or approximately 31% and 34%, respectively, of the Company's outstanding common stock. General Chain and Mr. Evans have similar Board designation rights and identical registration rights under the terms of the agreements.

        The Company has a rights plan in place, pursuant to which, if certain persons acquire more than 15% of the outstanding common stock of the Company, the Company's stockholders may exercise a "right" to purchase additional shares of common stock. If the 15% threshold is crossed, the rights are triggered and each stockholder may purchase $200 in value of common stock for $100. The effect of the rights plan is to give the Company's Board of Directors the opportunity to negotiate with potential third party acquirors in the event that an attempt is made to take over the Company.

        Because the issuance of common stock to General Chain and Mr. Evans under the warrants or under the Subordinated Convertible Notes would trigger the rights, the Company's Board of Directors approved amendments to the Rights Agreement governing the rights plan. These amendments exempt the transactions with General Chain and Mr. Evans from the rights plan. These amendments were adopted by the Company's Board of Directors on September 13, 2002 and October 12, 2002 for the transactions with General Chain and Mr. Evans, respectively.

        In addition to the Company's need to raise additional equity or debt financing, the Company's ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and the Company's ability to successfully implement business and growth strategies. Since the first quarter of 2001, the Company has implemented cost saving measures including staff reductions, downsizing and subleasing of facilities and has taken greater control over alliances with strategic business partners. The Company will take additional cost savings measures such as those taken recently, if necessary, to enhance its liquidity position. The Company's performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company's control. If future cash flows and capital resources are insufficient to meet the Company's debt obligations and commitments, the Company may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital beyond what is required under its current credit facility or restructure or refinance its debt. In the event that the Company is unable to do so, the Company may be left without sufficient liquidity and it may not be able to meet its debt service requirements. In such a case, an event of default would occur under the credit facility and could result in all of the Company's indebtedness becoming immediately due and payable. As a result, the Company's senior lender would be able to foreclose on the Company's assets.

Market Status

        On August 28, 2002, the Company's stock ceased trading on the Nasdaq National Market, and on August 29, 2002, the Company's stock began trading on the Over-the-Counter bulletin board under the ticker symbol TGIS.OB.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company's credit agreement provides for borrowings which bear interest of prime plus 2% on the $2.5 million revolving portion and prime plus 4% on the $5.0 million term portion. In addition, the Company has obtained subordinated debt financing of $1.5 million, which bears interest of prime plus 6%. Since January 1, 1992, the prime rate has fluctuated between 9.5% and 4.75%. Based on the volatility of the prime rate in recent years, a five percentage point increase in interest rates would have resulted in $169,000 of additional interest expense in the first nine months of 2002. The Company had borrowings on its revolving credit facility from time to time during the first nine months of 2002, with an outstanding balance of $2.0 million at September 30, 2002. Through November 12, 2002, the Company had additional borrowings of $0.2 million and repayments of $0.5 million. As of November 12, 2002, the Company had $1.7 million of outstanding borrowings on this revolving credit facility. The full amount of the term portion of the credit facility of $5.0 million, was outstanding during the first nine months of 2002.

        Due to the Company's foreign operations in Europe and Asia, the Company is exposed to transaction adjustments with respect to foreign currency. On January 1, 2001, the Company elected to change the functional currency of its foreign subsidiaries to the United States dollar. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. There is no translation adjustment to the separate component of stockholders' equity or adjustment to comprehensive income. At September 30, 2002, the effect of a 10% increase in foreign exchange rates would have resulted in a $316,000 foreign currency exchange loss on the Company's non-United States denominated assets and a $112,000 foreign exchange gain on the Company's non-United States denominated liabilities. As such, the net effect of a 10% increase in the Company's foreign exchange rates, at September 30, 2002, would have been a $204,000 foreign currency exchange loss. The Company believes that changing the functional currency of its foreign subsidiaries to the United States dollar combined with transacting business in countries with traditionally stable currencies mitigates the effect of any near-term foreign currency transaction adjustments on the Company's financial position, results of operations and cash flows.

        The Company has not engaged in foreign currency hedging transactions nor does the Company have any derivative financial instruments. However, going forward, the Company will assess the need to enter into hedging transactions to limit its risk due to fluctuations in exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

        Based on the evaluation of the Company's disclosure controls and procedures as of the date within 90 days of the filing date of this quarterly report, each of John R. Hamann, the President and Chief Executive Officer, and James T. Taylor, Vice President and Chief Financial Officer, have concluded that in their judgment the Company's disclosure controls and procedures are designed to ensure that material information relating to the Company, including the Company's subsidiaries, is accumulated and communicated to the Company's management, including its principal executive and financial officers of the Company or its subsidiaries, to allow timely decisions regarding required disclosure.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

THOMAS GROUP, INC.

PART II—OTHER INFORMATION

Item 2—Changes in Securities

        During the first nine months of 2002, the Company issued four promissory notes (the "Notes") to certain directors of the Company in connection with loans made by such directors to the Company.

Issue Date		Date Funded	Principal & Interest Maturity Date	Semi-Annual Interest Accrual Dates	Interest Rate	Principal Amount
3/29/02		4/4/02	4/1/04	Oct 1/Apr 1	Prime + 6%	$1,000,000
3/29/02		3/29/02	4/1/04	Oct 1/Apr 1	Prime + 6%	$92,000
5/31/02		5/28/02	6/1/04	Dec 1/Jun 1	Prime + 6%	$400,000
9/20/02	*	9/12/02	11/11/02	N/A	6%	$500,000
9/20/02	*	9/25/02	11/11/02	N/A	6%	$500,000

*
$1.0 million Subordinated Convertible Note plus accrued interest, converted to equity after obtaining stockholder approval at the Company's Annual Meeting held November 11, 2002.

        Pursuant to the Note and Warrant Purchase Agreement, dated September 20, 2002, by and between General John T. Chain, Jr. ("General Chain") and the Company, General Chain agreed to provide a total of $2.0 million in loans to the Company in exchange for two notes, each in an aggregate principal amount of $1.0 million, and a warrant exercisable for 869,798 shares of common stock. Pursuant to the terms of the Amended and Restated Note and Warrant Purchase Agreement, dated October 17, 2002, by and among General Chain, Mr. Edward P. Evans and the Company, General Chain's warrant was amended and restated to be exercisable for 434,899 shares of common stock. For more information on the transactions with General Chain and Mr. Evans, please refer to the Reports on Form 8-K, filed with the Securities and Exchange Commission on October 3, 2002 and October 23, 2002.

        The Notes and Warrant described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act. The Notes and Warrant were issued in privately negotiated transactions without general solicitation or advertising and were issued to directors of the Company, who are "sophisticated investors" within the meaning of the Securities Act and had access to all information concerning the Company that each such person deemed necessary to make an informed investment decision with respect to the issuance of the Notes and Warrant. Such issuances did not involve an underwriter and no underwriting discounts or commission were paid.

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

10.1 (99.1)*	Note and Warrant Purchase Agreement, dated September 20, 2002, by and between the Company and General Chain.
10.2 (99.2)*	6% Subordinated Convertible Promissory Note, dated September 20, 2002, issued to General Chain, in the principal amount of $1,000,000.
10.3 (99.3)*	Warrant to Purchase Common Stock, dated September 20, 2002, issued to General Chain.
10.4 (99.4)*	Registration Rights Agreement, dated September 20, 2002, by and between the Company and General Chain.
10.5 (99.5)*	Subordination Agreement, dated September 20, 2002, by and among the Company, General Chain and Comerica Bank—Texas.
10.6 (99.6)*	Forbearance Letter, dated September 19, 2002.
10.7 (99.7)*	First Amendment to Rights Agreement, dated September 13, 2002, between the Company and Computershare Trust Company, as rights agent.
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to the Exhibit shown in parenthesis to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 3, 2002.

(b)
Reports on Form 8-K for the Quarter Ending September 30, 2002:

Date of Filing	Subject
August 14, 2002	Chief Executive Officer and Chief Financial Officer certifications of 2nd Quarter Financial Statements

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Thomas Group, Inc. Registrant
November 14, 2002 Date	/s/ John R. Hamann John R. Hamann President and Chief Executive Officer
November 14, 2002 Date	/s/ James T. Taylor James T. Taylor Vice President and Chief Financial Officer

CERTIFICATIONS

I, John R. Hamann, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Thomas Group, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ John R. Hamann
John R. Hamann
President and Chief Executive Officer

CERTIFICATIONS

I, James T. Taylor, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Thomas Group, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ James T. Taylor
James T. Taylor
Vice President and Chief Financial Officer