Form 10-K
period 2002-12-31
THOMAS GROUP INC
filed 2003-04-15
CIK 900017

Use these links to rapidly review the document
TABLE OF CONTENTS
FORM 10-K.—ITEM 15(a)(1) Thomas Group, Inc. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] FOR THE YEAR ENDED DECEMBER 31, 2002.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] FOR THE TRANSITION PERIOD FROM TO
Commission file number 0-22010

THOMAS GROUP, INC. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	72-0843540 (I.R.S. Employer Identification No.)
5221 North O'Connor Boulevard, Suite 500, Irving, Texas (Address of principal executive offices)	75039-3714 (Zip Code)
(972) 869-3400 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, par value $.01 per share	OTC Bulletin Board
Securities registered pursuant to Section 12(g) of the Act: Rights to purchase common stock

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒/No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act). Yes ☐/No ☒

        As of April 10, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,836,271, based on the OTC Bulletin Board closing price of $0.53.

        As of April 10, 2003, there were 9,556,139 shares of the registrant's common stock outstanding.

PART I

ITEM 1. Business.

General

        Thomas Group, Inc. (the "Company"), a Delaware corporation, established in 1978, is an international, professional services firm focusing on improving operations, competitiveness and financial performance of major corporate clients through process improvement and strategically aligning operations with technology. Recognized as a leading specialist in operations consulting, the Company creates and implements custom improvement strategies for sustained performance improvement. The Company's clients are typically large companies, many of whom are included in the Fortune or Global 1000.

        The Company's products are based on three fundamental principles: a metrics-driven process, attaining and sustaining significant results for clients and program implementation by consultants with senior management experience in industry.

        Since 1978, the Company has been developing and improving its Process Value Management ("PVM") methodology for achieving operational excellence. PVM is based on the Company's Total Cycle Time ("TCT") methods and supplements TCT with numerous process improvement tools the Company has developed over the last 25 years. PVM continues to contribute to the measurable operational improvement of hundreds of companies.

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

Statement of Business

        The Company's business is helping its clients improve their bottom-line results using the Company's senior executives who work side-by-side with clients to remove barriers, increase productivity, change culture, and focus on quickly satisfying customer needs. This has been the primary focus of the Company since our beginning in 1978.

Process Value Management

        The Company's PVM approach is based on its 25 years of experience with process improvement tools and methodologies that drive financial bottom-line results. The Company uses PVM to help an enterprise determine strategic business processes, assess their linkages and efficiencies, and prescribe short and long-term enhancement programs that optimize customer satisfaction and shareholder value. The Company's staff of business professionals who apply PVM methodology are referred to by the Company as "Resultants." An initial client assignment might typically address one or more of these key processes that are dragging down performance. A long-term relationship might involve an implementation team of Resultants working with the corporation over a number of years to achieve a total transformation to the "Process Managed Enterprise."

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

Total Cycle Time

        The Company's initial offering, TCT, centers on reducing cycle times and increasing first pass yield (quality), therefore improving overall productivity. Using the Company's methods, business process cycle times—the time from the beginning to the end of any business activity—can normally be reduced by up to 50%, whether the process is engineering, manufacturing or sales.

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

        Emphasize Results. The Company may enter into incentive fee contracts, which make a portion of its revenue from a particular program contingent upon certain measurable results. The Company offers incentive fee contracts in cases where the client prefers that the Company share the risks to achieve entitled results or for clients who prefer to work on a gain-sharing basis. The Company's competitors generally charge fees based on time expended, regardless of results. Thus, the Company's willingness to enter into incentive fee contracts demonstrates the Company's confidence that its programs will positively enhance the businesses of its clients and furthermore provides significant competitive differentiation and advantage.

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

Clients

        The Company's clients are typically large, well-established manufacturing, project and service companies, or distinct business units of such companies, in the North America, Europe, and Asia/Pacific regions. Many of the Company's clients are Fortune or Global 1000 companies. The Company has worked for over 250 clients, including the following:

Aerospace
Aerostructures
Bombardier
Delta Air Lines
Gulfstream
ITT Cannon
LSG Sky Chefs
Lufthansa Cargo
Lufthansa Technik
McDonnell Douglass
TRW

 Automotive
Adam Opel
Audi
Brilliance China Automotive
Delco
Delphi
Detroit Diesel
GM
GM DELCO
GM/Warranty
Meritor
Osram
Robert Bosch
Saab
Siemens

 Apparel Manufacturer
Esquel Group
Mast Lanka
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

 Healthcare
Mallinckrodt

 Government
FAA
CACI (formerly Acton Burnell)
United States Army
United States Navy

 Manufacturing/Industrial
Breguet
Dover
Emerson
Kimberly Clark
L.E.K.—VIAD
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

        The Company operates in one industry segment, but conducts its business primarily in three geographic areas: North America, Europe and Asia/Pacific. Information regarding these areas follows:

	North America	Europe	Asia/Pacific	Corporate	Total
	In thousands of dollars
Year ended December 31, 2002:
Consulting revenue before reimbursements	$13,965	$13,475	$4,230	$—	$31,670
Gross profit (loss)	$8,986	$4,405	$(2,028)	$—	$11,363
Long-lived assets	$2,065	$162	$187	$113	$2,527
Year ended December 31, 2001:
Consulting revenue before reimbursements	$12,314	$28,680	$10,676	$—	$51,670
Gross profit (loss)	$9,871	$9,968	$(1,387)	$—	$18,452
Long-lived assets	$2,627	$857	$266	$3,133	$6,883
Year ended December 31, 2000:
Consulting revenue before reimbursements	$30,171	$29,040	$8,487	$—	$67,698
Gross Profit	$17,381	$13,366	$496	$—	$31,243
Long-lived assets	$2,909	$1,071	$17	$4,924	$8,921

        In 2002, two clients, Robert Bosch and CACI (formerly Acton Burnell), accounted for 38% and 30% of the Company's total consulting revenue before reimbursements, respectively.

        In 2001, three clients, Robert Bosch, Adam Opel and Acton Burnell, accounted for 37%, 11% and 11% of the Company's total consulting revenue before reimbursements, respectively.

        In 2000, three clients, Robert Bosch, General Motors and Boston Scientific, accounted for 29%, 16% and 14% of the Company's total consulting revenue before reimbursements, respectively.

Contractual Arrangements

        The Company performs PVM services for clients pursuant to contracts, generally with terms of three months to one year, or targeted process improvement programs that could last from three to six months. Clients compensate the Company for its services in the form of fixed fees or a combination of fixed and incentive fees (based on client improvements achieved). The Company's fee structure is based on a client's size, the complexity and geographic deployment of a client's business, the level of improvement opportunity available to a client and certain other factors.

        Fixed fees are recognized proportionately as revenue over the term of the contract as performance measures are achieved. Incentive (performance-oriented) revenue is recognized in the period for which performance improvement is being measured and is based on agreed-upon formulas relating to improvements in customer-specific measures. Factors such as a client's commitment to TCT, general business and economic cycles and a client's product position in the marketplace will affect the performance of the Company's clients, thus affecting the Company's revenue from incentive fee compensation. In 2002, 2001, and 2000, approximately 23%, 29% and 8%, respectively, of the Company's revenue was attributable to incentive fees.

        The Company includes in its business under commitment (backlog) signed client contracts and United States government commitments with terms generally ranging from three months to one year. United States government commitments consist of funds that are designated for the Company in the United States government budget, and can only be removed by an act of the United States Congress. Typically, government agencies for whom a company performs consulting services can only sign contracts for a one-year term even though the program is a budgeted expenditure for several years. The Company considers the United States government commitments to be equivalent to a signed commercial contract. Therefore, these programs are included in backlog. Business under commitment was $42.0 million at December 31, 2002, of which approximately $17.8 million is expected to be realized within fiscal 2003.

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

Intellectual Property

        The Company has secured federal registration for the service marks Total Cycle Time® and TCT®. These registrations expire from May 2005 to August 2012. The Company has filed an application for federal service mark registration for several other marks important to its business. The Company has also made appropriate filings in several European countries to secure protection of its marks in those countries. The Company considers each of these service marks to be significant to its business.

        The Company's proprietary methodologies have been developed over 25 years at great expense, have required considerable effort on the part of skilled professionals, are not generally known and are considered trade secrets. In some circumstances, the Company grants clients a limited license to make internal use of certain of the Company's proprietary methodologies following completion of a program. The Company maintains its trade secrets in strict confidence and as part of its standard engagement.

        The Company has entered into nondisclosure and noncompete agreements with its current and former employees. There can be no assurance that such agreements will deter any employee of the Company from disclosing confidential information to third parties or from using such information to compete with the Company in the future.

Employees

        At April 10, 2003, the Company had a total of 126 employees, consisting of 64 full-time Resultants, 21 part-time Resultants and 41 sales and administrative employees. The Company's employees are not represented by a labor union and are not subject to any collective bargaining agreement. The Company considers its employee relations to be good.

Securities and Exchange Commission

        The Company is required to file reports with the Securities and Exchange Commission "SEC" pursuant to Section 13 or 15(d) of The Securities and Exchange Act of 1934. The Company routinely files certain reports to the SEC. These forms include:

Form 10-K	Annual Report
Form 10-Q	Quarterly Report
Form 8-K	Current Reports
Form 4	Statement of Beneficial Ownership of Securities
Form 5	Annual Statement of Beneficial Ownership of Securities

        The public may read and copy any materials filed to the SEC by the Company at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company's filings to the SEC are submitted electronically and can be accessed via the SEC's website at (http://www.sec.gov).

Company Website

        Information about the Company can be obtained by accessing the Company's website at (http://www.thomasgroup.com).

ITEM 2. Properties.

        The Company leases approximately 17,000 square feet of office space at its principal executive office in Irving, Texas, under a lease that expires in July 2006. The Company also leases approximately 9,000 square feet of office space in Troy, Michigan, under leases that expire in December 2006. The Company sub-leases approximately 12,000 square feet of office space in Reston, Virginia, under a lease that expires in October 2007. In Hong Kong, the Company maintains approximately 3,700 square feet of office space, under a lease that expires in September 2004. The Company also leases space for its offices in Zug, Switzerland, Singapore and Shanghai. The Company believes these facilities are adequate for its current needs.

ITEM 3. Legal Proceedings.

        The Company has become subject to various claims and other legal matters, such as collection matters initiated by the Company, in the course of conducting its business. The Company believes that neither such claims and legal matters nor the cost of prosecuting and/or defending such claims and legal matters will have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows. No material claims are currently pending; however, no assurances can be given that future claims, if any, may not be material.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        The Company held its 2002 Annual Meeting of Stockholders on November 11, 2002. The matters described below were voted on at the Annual Meeting, and the votes cast with respect to each matter and with respect to the election of directors for each nominee were as indicated.

  (1)
  Proposal to elect five persons to serve as directors until the Company's Year 2003 Annual Meeting of Stockholders or until their successors are duly elected and qualified:

Name	For	Withheld
John R. Hamann	3,109,099	239,431
General John T. Chain, Jr.	3,110,899	237,631
Richard A. Freytag	3,111,099	237,431
James Dykes	3,111,001	237,529
David Mathis	3,110,999	237,531
  (2)
  Proposal to vote on a proposal to amend the Company's 1997 Stock Option Plan (the "1997 Plan") to (a) permit the grant of options to non-employee directors of the Company pursuant to the 1997 Plan, (b) increase the number of shares authorized for issuance under the 1997 Plan from 750,000 shares to 1,250,000 shares, and (c) make certain other technical amendments:

FOR:	1,383,309
AGAINST:	479,003
ABSTAIN:	357
BROKER NON-VOTES:	1,485,861
  (3)
  Proposal to (a) increase the number of shares available for issuance under the Non-Employee Director Plan, and (b) permit the granting of options to non-employee directors under the Company's 1997 Plan:

FOR:	1,370,629
AGAINST:	488,683
ABSTAIN:	3,357
BROKER NON-VOTES:	1,485,861
  (4)
  Proposal to vote on a proposal to approve the conversion to common stock of two convertible promissory notes in an aggregate principal amount of $2,000,000, issued by the Company to General John T. Chain, Jr. and Edward P. Evans:

FOR:	1,619,662
AGAINST:	238,750
ABSTAIN:	4,257
BROKER NON-VOTES:	1,485,861

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market for Registrant's Common Equity

        On August 28, 2002 the Company received a determination from a NASDAQ Listing Qualifications Panel effectively delisting the Company's common stock from trading on the NASDAQ National Market. Prior to August 29, 2002 the Company's common stock was traded on the NASDAQ National Market under the symbol TGIS. Since August 29, 2002, the Company's common stock has been traded on the OTC Bulletin Board under the symbol TGIS.OB. The stock prices set forth below represent the highest and lowest sales prices per share of the Company's common stock as reported by the OTC Bulletin Board and the NASDAQ National Market. The prices reported in the following table reflect inter-dealer prices without retail mark-up, mark-down or commissions.

Quarter Ended	High	Low
March 31, 2001	$7.75	$4.00
June 30, 2001	$5.98	$4.90
September 30, 2001	$5.25	$3.00
December 31, 2001	$3.90	$1.53
March 31, 2002	$2.99	$1.48
June 30, 2002	$1.65	$0.30
September 30, 2002	$0.52	$0.05
December 31, 2002	$0.46	$0.13

Holders of Record

        As of March 17, 2003 there were approximately 133 holders of record of the Company's common stock.

Dividends

        The Company's current credit facility prohibits the payment of cash dividends.

ITEM 6. Selected Financial Data.

        The following table sets forth selected historical financial information of the Company. This historical financial information has been derived from the audited financial statements of the Company. This information should be read in conjunction with, and is qualified by, the consolidated financial statements and notes thereto included in this and previous Annual Reports on Form 10-K.

	Year ended December 31,
	2002	2001	2000		1999	1998
Statement of Operations Data:
Consulting revenue before reimbursements	$31,670	$51,670	$67,698		$63,806	$68,361
Operating expenses	39,091 (a)	61,371 (c)	63,357	(e)	54,111	68,069 (f)

Operating income (loss)	(7,421)	(9,701)	4,341		9,695	292
Other income (expense), net	(819)	28	204		214	(164)

Income (loss) from continuing operations before income taxes	(8,240)	(9,673)	4,545		9,909	128
Income tax expense (benefit)	(438) (b)	5,959 (d)	1,818		3,765	37

Income (loss) from continuing operations	(7,802)	(15,632)	2,727		6,144	91
Discontinued operations:
Income (loss) from operations, net of income tax	—	—	149		—	(1,092)
Loss on disposal, net of income tax	—	—	—		(2,330)	(3,341)

Net income (loss)	$(7,802)	$(15,632)	$2,876		$3,814	$(4,342)

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$(1.41)	$(3.75)	$0.59		$1.26	$0.02
Income (loss) from discontinued operations	—	—	0.03		(0.48)	(0.84)

Net income (loss)	$(1.41)	$(3.75)	$0.62		$0.78	$(0.82)

Diluted
Income (loss) from continuing operations	$(1.41)	$(3.75)	$0.59		$1.25	$0.02
Income (loss) from discontinued operations	—	—	0.03		(0.47)	(0.84)

Net income (loss)	$(1.41)	$(3.75)	$0.62		$0.78	$(0.82)

Weighted Average Shares
Basic	5,538,520	4,164,517	4,601,527		4,862,759	5,304,882
Diluted	5,538,520	4,164,517	4,633,949		4,917,498	5,304,882

(a)
Includes $1.3 million of restructuring charges for insolvency proceedings related to the Company's German subsidiary.

(b)
Includes $0.9 million of federal income tax refunds.

(c)
Includes $2.9 million of litigation settlement expense and $2.3 million of severance cost related to staff reductions during 2001.

(d)
Includes $3.3 million valuation allowance adjustment to the Company's net deferred tax assets.

(e)
Includes $1.3 million of CEO transition costs and $0.7 million of litigation settlement expense.

(f)
Includes restructuring charges of $9.7 million and $0.8 million of severance cost related to the departure of three senior level employees.

	Year ended December 31
	2002	2001	2000	1999	1998
Balance Sheet Data
Working capital	$3,211	$5,392	$15,273	$19,359	$13,600
Total assets	$12,111	$21,755	$31,082	$32,865	$31,631
Long-term obligations, including current maturities	$6,398	$8,089	$3,357	$4,244	$3,257
Total stockholders' equity	$417	$5,391	$21,412	$22,854	$21,212

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto and the other information included in Item 15(a)(1) and (2) of this Annual Report on Form 10-K.

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

        In addition to its domestic operations, the Company has operations and contracts in its Europe and Asia/Pacific regions. The majority of contracts in these regions have been denominated using the United States dollar. However, some of the Company's contracts are in the local currency of the client; therefore, the Company is exposed to currency fluctuation risks. See Item 7A.—"Quantitative and Qualitative Disclosure About Market Risk."

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions.

Revenue Recognition

        Revenue is recognized when realizable and earned generally as services are provided over the life of the contract. Incentive fee revenue is recognized in the period in which the related improvements are achieved. Fixed fees are recognized as they become billable per the terms of the contracts, which generally represents effort expended to date on a contract on a percentage of completion basis. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, the Company obtains customer agreement to these achievements prior to recognizing revenue.

        Contracts consisting of multiple elements result in revenue being allocated to each element based on the relative fair value of each individual element using vendor specific objective evidence. Revenue is recognized on each element as the criteria for revenue recognition are met for that particular element.

Deferred Taxes

        For United States federal tax purposes, at December 31, 2002, the Company had net operating loss carryovers of approximately $3.6 million, which begin to expire in 2021 and unused foreign tax credit carryovers of $2.8 million, which begin to expire in 2003. In Asia, the Company has approximately $11.8 million of net operating loss carryovers, which currently do not have any statutory expiration date. Due to the uncertainty of the Company's ability to utilize its net deferred tax assets, the Company has provided a valuation allowance of $7.1 million. If the Company generates United States taxable income in future periods, reversal of the valuation allowance could have a significant positive impact on net income in the period that it becomes more likely than not that the net operating loss carryover will be realized. Utilization of net operating loss carryforwards in the future may be limited if changes in the Company's stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code of 1986, as amended.

        Unless otherwise stated, the discussion that follows pertains to continuing operations only.

	Percentage Of Revenue For Year Ended December 31,
	2002	2001	2000
Consulting revenue before reimbursements	100.0%	100.0%	100.0%
Cost of sales before reimbursable expenses	64.1%	64.3%	53.8%

Gross profit	35.9%	35.7%	46.2%
Selling, general and administrative	55.2%	48.8%	38.8%
Restructuring charges	4.1%	—	—
Litigation settlements	—	5.7%	1.0%

Operating income (loss)	(23.4)%	(18.8)%	6.4%
Other income, (loss), net	(2.6)%	0.1%	0.3%

Income (loss) from continuing operations before income taxes	(26.0)%	(18.7)%	6.7%
Income taxes (benefit)	(1.4)%	11.5%	2.7%

Income (loss) from continuing operations	(24.6)%	(30.2)%	4.0%

Results of Operations

2002 Compared to 2001

Revenue

        During the first quarter of 2002, the Company adopted a Financial Accounting Standards Board Staff announcement that requires certain reimbursements received for out-of-pocket expenses incurred be classified in the income statement as revenue. The Company has presented revenue in two components: consulting revenue before reimbursements or "net revenue" and reimbursements. Reimbursements reclassified to revenue for the years ended December 31, 2002, 2001, and 2000 were $1.6 million, $7.8 million and $9.3 million, respectively. In addition, cost of sales has also been presented in two components: cost of sales before reimbursable expenses or "net cost of sales" and reimbursable expenses.

        Net revenue decreased $20.0 million, or 39%, to $31.7 million in 2002, from $51.7 million in 2001. Fixed fee revenue was $24.3 million, or 77% of revenue in 2002, compared to $36.8 million, or 71% in 2001. Incentive fee revenue was $7.4 million, or 23% of revenue in 2002, compared to $14.9 million, or 29% in 2001.

        North America region net revenue increased $1.7 million, or 14%, to $14.0 million in 2002, from $12.3 million in 2001. The increase relates primarily to several United States government contracts signed in 2002.

        Europe region net revenue decreased $15.2 million, or 53%, to $13.5 million in 2002, from $28.7 million in 2001. The decrease is primarily attributable to the completion of a significant contract, which produced revenue of $19.2 million, in 2001, compared to $12.1 million in 2002. In addition, the Company's German subsidiary, which was placed in insolvency during 2002, reflected a $6.8 million decrease in revenue when compared to 2001.

        Asia/Pacific region net revenue decreased $6.5 million, or 61%, to $4.2 million in 2002, from $10.7 million in 2001. The decrease is attributable to the 2001 completion of several contracts that were not replaced in 2002 with contracts of a similar magnitude.

Gross Profit

        Gross profit for 2002 decreased to $11.4 million and 36% of net revenue, from $18.5 million and 36% of net revenue in 2001. The primary reason for the decrease in gross profit was decreased net revenue of $20.0 million related to the adverse economic climate the Company's potential and existing clients faced during 2002. The impact of this revenue decrease offset the efficiencies gained by a reduction in net cost of sales of $12.9 million. The reduction in net cost of sales was achieved primarily through the Company reducing its direct labor cost by placing active employees not assigned to programs on furlough status.

Selling, General and Administrative

        Selling, general and administrative expense decreased $7.7 million, or 31% to $17.5 million in 2002, from $25.2 million in 2001. The decrease is comprised of a $4.3 million reduction in personnel expense, $1.4 million reduction in facilities and equipment, and $3.0 million in travel, telecommunications and other costs, offset by a $1.0 million increase in selling costs. The selling costs included personnel and travel cost.

Restructuring

        On June 3, 2002, the Company filed a petition with the German government for insolvency of its German subsidiary, giving the insolvency court control of the subsidiary's assets. This action was taken in response to declining revenue and cash flows from the operations of its German subsidiary during 2001 and continuing through 2002. All existing German contracts were completed in the second quarter of 2002, and the German subsidiary had no significant future prospects. On September 1, 2002, the German insolvency court appointed an official receiver for the Company's German subsidiary to take control of the subsidiary and liquidate its assets. The restructuring charge of $1.3 million, of which $1.1 million is non-cash, has been recorded since the second quarter of 2002. In February of 2003, the Company filed a proof of claim with the insolvency court. The Company anticipates that it will be several months before any resolution is determined with regard to assets of the Company's former German subsidiary. The Company continues serving the European market through its operations in Switzerland.

        The loss from liquidation of the German subsidiary is presented in the consolidated statements of operations and consolidated statements of cash flows under the caption "Restructuring charges" and

"Loss from restructuring activities", respectively. The restructuring loss of $1.3 million consists of $0.5 million of unrealized foreign currency losses, previously classified under the caption "Accumulated other comprehensive loss" on the Company's consolidated balance sheet. See Note 3 to the Company's consolidated financial statements.

Income Taxes

        The Company's effective tax benefit rate for 2002 was 5% compared to an effective tax rate of (62)% in 2001. The change in the Company's effective tax rate reflects utilization of federal net operating losses of $1.3 million, in 2002 and an increase in the valuation allowance of $3.3 million in 2001.

        At December 31, 2001, the Company determined, based primarily on its recent history of operating losses in the United States, that it could no longer consider the recovery of its net deferred tax assets as more likely than not. Accordingly, the Company's net deferred tax assets were reduced by a valuation allowance adjustment. While a valuation allowance is currently required for the Company's net deferred tax assets, the assets remain available for use in the future to offset future income tax liabilities should sufficient amounts of United States and foreign income be generated in the carryforward period.

        Consistent with the Company's position at December 31, 2001, the Company recorded no tax benefits for operating losses generated in 2002. However, during 2002, Congress passed a law to allow companies the opportunity to carryback net operating losses five years versus the previous two-year carryback provision. This change allowed the Company to file for tax refunds for the years 1996 and 1997 for which the related benefit and receivable of approximately $798,000 and $125,000 was recorded in the first and second quarters of 2002, respectively. The Company realized an additional $46,000 of state tax refunds during 2002. The Company also recorded income tax expense on the profits of its foreign operations of $531,000 in 2002. Utilization of net operating loss carryforwards in the future may be limited if changes in the Company's stock ownership create a change in control as provided in Section 382 of the Internal Revenue Code of 1986, as amended.

2001 Compared to 2000

Revenue

        Net revenue decreased $16.0 million, or 24%, to $51.7 million in 2001, from $67.7 million in 2000. Fixed fee revenue was $36.8 million, or 71% of revenue in 2001, compared to $62.0 million, or 92% in 2000. Incentive fee revenue was $14.9 million, or 29% of revenue in 2001, compared to $5.7 million, or 8% in 2000.

        North America region net revenue decreased $17.9 million, or 59%, to $12.3 million in 2001, from $30.2 million in 2000. The decrease relates to three major contracts, operating primarily in 2000, which accounted for net revenue of $16.3 million. Due to the general economic downturn, the Company was unable to replace this revenue with contracts of a similar magnitude during 2001.

        Europe region net revenue decreased $0.3 million, or 1%, to $28.7 million in 2001, from $29.0 million in 2000. The decrease is attributable to revenue from a significant client, which produced revenue of $19.2 million in 2001 compared to $19.8 million in 2000.

        Asia/Pacific region net revenue increased $2.2 million, or 26%, to $10.7 million in 2001, from $8.5 million in 2000. The increase reflects revenue on new contracts in 2001 exceeding revenue on completed contracts during 2000 by $0.8 million. The growth in the Asia/Pacific region also reflects a $1.4 million revenue increase when comparing existing contracts from 2001 to 2000.

Gross Profit

        Gross profit for 2001 decreased to $18.5 million and 36% of net revenue, from $31.2 million and 46% of net revenue in 2000. The primary reason for the decrease in gross profit margin was decreased net revenue of $16.0 million related to the adverse economic climate the Company's potential and existing clients faced during 2001. This economic downturn forced potential and existing clients to delay and/or cancel programs. The impact of this revenue decrease on gross profit offset the efficiencies gained related to a $3.2 million decrease in net cost of sales. The decrease in net cost of sales relates primarily to lower personnel cost due to staff reductions. The decrease in net cost of sales was negatively impacted by increased severance cost of $1.0 million as a result of these staff reductions.

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

Litigation Settlements

        On March 16, 2001, the Company received notice of a claim from Balanced Scorecard Collaborative, Inc. ("BSCol"), to mediate/arbitrate a dispute regarding BSCol's claim for unpaid fees under the parties' March 2000 agreement. The matter was not settled during an April 26, 2001 mediation, and consequently was resolved by a proceeding before a neutral arbitration panel in Dallas, Texas, during the week of September 17, 2001, pursuant to an arbitration provision in the parties' agreement. On October 5, 2001, the Company received an adverse ruling from the arbitration panel. The decision of the arbitration panel awarded BSCol $2.4 million. The total cost of the litigation of $2.9 million, including legal fees of $0.5 million, is presented separately as litigation settlement in the Company's consolidated statements of operations.

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

Quarterly Results

        The following table sets forth certain unaudited operating results for each of the four quarters in the two years ended December 31, 2002. This information has been prepared on the same basis as the audited financial statements and, in the opinion of the Company, includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented.

	2002 For the Three Months Ended					2001 For the Three Months Ended
	Mar. 31	June 30		Sept. 30	Dec. 31	Mar. 31		June 30	Sept. 30	Dec. 31
	In thousands, except per share data
Consulting revenue before reimbursements	$8,288	$8,007		$6,825	$8,550	$16,360		$15,812	$10,121	$9,377
Gross profit	1,460	2,895		2,838	4,170	6,711		7,780	2,839	1,122
Operating income (loss)	(4,302)	(2,010)	(c)	(1,629) (e)	520	708	(f)	1,664	(5,477) (g)	(6,596)	(h)
Income (loss) from continuing operations	(3,826) (b)	(2,319)	(d)	(1,760)	103	410		1,051	(3,253)	(13,840)	(i)
Earnings (loss) per share from continuing operations
Basic	$(0.92)	$(0.55)		$(0.42)	$0.01	$0.10		$0.25	$(0.78)	$(3.33)
Diluted	$(0.92)	$(0.55)		$(0.42)	$0.01	$0.10		$0.25	$(0.78)	$(3.33)
Weighted average shares
Basic	4,169	4,192		4,192	7,107	4,184		4,158	4,165	4,151
Diluted	4,169	4,192		4,192	7,159	4,198		4,170	4,165	4,151
Stock Price(a)
High	$2.99	$1.65		$0.52	$0.46	$7.75		$5.98	$5.25	$3.90
Low	$1.48	$0.30		$0.05	$0.13	$4.00		$4.90	$3.00	$1.53
Close	$1.68	$0.49		$0.18	$0.45	$5.06		$5.25	$3.75	$2.25

(a)
The stock prices set forth above represent the highest and lowest sales prices per share of the Company's common stock as reported by the OTC Bulletin Board since August 29, 2002. Prior to August 29, 2002 the Company's common stock was traded on NASDAQ. The prices reported by the OTC Bulletin Board and NASDAQ reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

(b)
Includes $0.8 million of federal income tax refunds.

(c)
Includes $0.4 million in restructuring charges.

(d)
Includes $0.1 million of federal income tax refunds.

(e)
Includes $0.8 million in restructuring charges.

(f)
Includes $0.8 million of severance cost related to staff reductions.

(g)
Includes $2.8 million of litigation settlement expense and $0.6 million of severance cost related to staff reductions.

(h)
Includes $0.9 million of severance cost related to staff reductions.

(i)
Includes $3.3 million valuation allowance adjustment to the Company's net deferred tax assets.

Liquidity and Capital Resources

        Cash used in operating activities was $4.7 million in 2002, compared to $7.8 million in 2001. The decreased use of cash in 2002 is primarily attributable to a much smaller net operating loss in 2002.

        Net cash used in investing activities decreased to $0.3 million in 2002, from $1.1 million in 2001. The decrease is a result of lower capital expenditures in 2002. Capital expenditures in 2002 consisted of costs related to website design and leasehold improvements.

        Net cash provided by financing activities was $3.6 million in 2002, compared to $5.8 million in 2001. The decrease in cash provided by financing activities reflects the reduction in the Company's bank credit facility by the Company's senior lender, from $15.0 million to $2.5 million during 2002. This line of credit reduction resulted in a $6.0 million reduction in net borrowings on the line of credit in 2002. This line of credit reduction was partially offset by $2.0 million of subordinated convertible debt and $1.5 million of subordinated debt from members of the Company's Board of Directors and a stockholder in 2002.

        During 2002, the Company's ability to raise $1.5 million of subordinated debt and $2.0 million of subordinated convertible debt was a key factor in providing sufficient liquidity to maintain operations. The Company reached agreements with its current Chairman of the Board, General John T. Chain, Jr. and with Edward P. Evans, an existing stockholder of the Company, to infuse $1.0 million each, in the form of Subordinated Convertible Notes bearing interest at 6% annually. Upon stockholder approval at the Company's Annual Meeting of Stockholders held November 11, 2002, the principal and unpaid interest of $11,500 on the notes were converted to 5,364,002 shares of common stock of the Company at a conversion price of $0.375 per share. After conversion of the notes and related interest, General Chain and Mr. Evans hold approximately 29% and 33% of the Company's outstanding common stock, respectively.

        Pursuant to the agreements with General Chain and Mr. Evans, each received warrants for 434,899 shares of the Company's common stock. If General Chain or Mr. Evans exercise their warrant, each could own an additional 3.0% of the common stock (based on the fully diluted ownership of the Company as of December 31, 2002), or approximately 32% and 36%, respectively, of the Company's outstanding common stock. General Chain and Mr. Evans have similar Board designation rights and identical registration rights under the terms of the agreements.

        The Company has a rights plan in place, pursuant to which, if certain persons acquire more than 15% of the outstanding common stock of the Company, the Company's stockholders may exercise a "right" to purchase additional shares of common stock. If the 15% threshold is crossed, the rights are triggered and each stockholder may purchase $200 in value of common stock for $100. The effect of the rights plan is to give the Company's Board of Directors the opportunity to negotiate with potential third party acquirers in the event that an attempt is made to take over the Company.

        Because the issuance of common stock to General Chain and Mr. Evans under the warrants or under the Subordinated Convertible Notes would trigger the rights, the Company's Board of Directors approved amendments to the Rights Agreement governing the rights plan. These amendments exempted the transactions with General Chain and Mr. Evans from the rights plan. These amendments were adopted by the Company's Board of Directors on September 13, 2002 and October 12, 2002 for the transactions with General Chain and Mr. Evans, respectively.

        In January and October of 1999, the Company announced two stock repurchase plans for up to 250,000 and 500,000 shares, respectively. In August of 2000, the Company announced an additional stock repurchase plan of up to 750,000 shares. During 1999, the Company purchased 289,150 shares at an average price of $8.41 per share. During 2000, the Company purchased 596,300 shares at an average price of $7.96 per share. During 2001, the Company purchased 109,100 shares at an average price of $5.11 per share. During 2002, and through April 10, 2003, the Company had purchased no additional shares of treasury stock.

        The Company has traditionally used cash flow from operations, periodically supplemented by borrowings under a bank line of credit, as its primary source of liquidity, when transferring funds among the Company's foreign subsidiaries was not efficient. Beginning in 2001, the Company experienced a significant decline in revenue related to the downturn in the economy. The economic downturn and subsequent revenue decline caused the Company not to be in compliance with certain covenants related to its then existing $15.0 million revolving credit facility. As a result, the Company's lender, in January of 2002, reduced the maximum allowable borrowings to $10.0 million, secured by the Company's assets. On March 29, 2002, the lender restructured the Company's credit facility to maximum allowable borrowings of $7.5 million, consisting of a $2.5 million revolving line of credit and a $5.0 million term note. On November 29, 2002, the credit facility was increased to $8.0 million, consisting of a $3.0 million revolving line of credit and a $5.0 million term note. The terms of the November 29, 2002 amended credit facility extended the maturity date on both the term and revolving notes to September 1, 2003. Term note installment payments and a $150,000 amendment fee, related to the March 29, 2002 amendment, were deferred until the September 1, 2003 maturity date. Pursuant to the amended credit facility, the senior lender received, as an amendment fee, a warrant to purchase 397,443 shares of the Company's common stock at an exercise price of $0.30 per share. The warrant expires November 26, 2007. On April 15, 2003, the Company and its senior lender amended the credit facility to extend the maturity date on both the term and revolving notes and payment of the $150,000 amendment fee to February 2, 2004. In addition, the April 15, 2003 amended credit facility waived all financial covenants through March 31, 2003, certain of which covenants had been breached as of and prior to that date. In addition, the Company was required to make a $1.0 million term note payment prior to April 15, 2003, with which the Company has complied.

$8.0 Million Credit Facility

        All United States assets of the Company and 100% of the outstanding capital voting stock of each foreign subsidiary secure the entire $8.0 million credit facility. The $3.0 million revolving line of credit is subject to a borrowing base of 75% applied to the Company's United States trade accounts receivable outstanding less than 90 days. The revolving line of credit bears interest at prime plus 2%. The $5.0 million term note bears interest at prime plus 4%.

        All prior financial covenants were replaced with new financial covenants per the April 15, 2003 amended credit facility, which if breached, could result in acceleration of amounts owed under the amended credit facility. The revised financial covenants require the Company to (1) maintain certain levels of tangible net worth, debt to tangible net worth ratio, minimum levels of EBITDA, (2) to avoid two consecutive quarters that generate operating losses, and (3) restrict annual capital expenditures to $300,000. The covenants are tested monthly beginning April 30, 2003. Although retained earnings is not restricted by this amended credit facility, the declaration or payment of dividends is prohibited by the agreement.

        At December 31, 2002, the $2.3 million outstanding under the revolving line of credit is classified as a current liability, while the $5.0 million term note is classified as $1.0 million of short-term debt due to the repayment required and made on April 15, 2003 and $4.0 million of long-term debt due to its maturity date of February 2, 2004.

The Company's Liquidity Plan

        Recent operating results and the restructuring of the Company's credit facility give rise to concerns about the Company's ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due and to remain in compliance with its restrictive loan covenants. Since March of 2002, the Company has been able to raise $1.5 million of subordinated debt from members of the Board of Directors and $2.0 million of subordinated convertible debt, subsequently converted to common stock, from a member of its Board of Directors and a stockholder.

        The Company's need to raise additional equity or debt financing and the Company's ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and the Company's ability to successfully implement business and growth strategies. Since the first quarter of 2001, the Company has implemented cost saving measures including staff reductions, downsizing and subleasing of facilities and has taken greater control over alliances with strategic business partners. The Company will take additional cost savings measures such as those taken recently, if necessary, to enhance its liquidity position. The Company's performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company's control. The recent conflict in Iraq, involving the United States military, could have an adverse effect on the Company's liquidity due to the high concentration of United States government contracts, which could result in delays in program operations. If future cash flows and capital resources are insufficient to meet the Company's debt obligations and commitments, the Company may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or restructure or refinance its debt. In the event that the Company is unable to do so, the Company may be left without sufficient liquidity and it may not be able to meet its debt service requirements. In such a case, an event of default would occur under the credit facility and could result in all of the Company's indebtedness becoming immediately due and payable. As a result, the Company's senior lender would be able to foreclose on the Company's assets.

Inflation

        Although the operations of the Company are influenced by general economic conditions, the Company does not believe inflation had a material effect on the results of operations during the year ended December 31, 2002. However, there can be no assurance the Company's business will not be affected by inflation in the future.

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

  •
  fluctuations in demand for services resulting from budget cuts, project delays, cyclical downturns or similar events, including the recent economic downturn and the events of September 11, 2001;

  •
  the possibility and subsequent duration of conflicts involving the United States military could cause delays in program operations related to the Company's government clients;

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

        The restructured credit facility may:

  •
  require the Company to dedicate a substantial portion of our cash flows to pay down debt;

  •
  increase the Company's vulnerability to general adverse economic and industry conditions;

  •
  limit the Company's ability to fund future working capital and other general corporate requirements; and

  •
  limit the Company's flexibility in planning for, or reacting to, changes in the Company's business and the industry in which it operates.

        The ability to make payments on and to refinance the Company's debt will depend on financial and operating performance, which may fluctuate significantly from quarter to quarter and is subject to prevailing economic conditions and to financial, business and other factors beyond the Company's control.

        There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available to it under the restructured credit facility in an amount sufficient to enable it to pay debt or to fund other liquidity needs. The Company may need to refinance all or a portion of its debt on or before maturity. The Company can give no assurance that it will be able to refinance any of its debt on commercially reasonable terms or at all.

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

        The restructured credit facility also contains covenants concerning the maintenance of minimum levels of tangible net worth, adhere to minimum ratios of debt to tangible net worth, reach minimum levels of EBITDA, avoid consecutive fiscal quarters that generate operating losses and restrict annual capital expenditures to $300,000. The Company's ability to comply with these covenants may be affected by events beyond the Company's control, and it cannot be sure that it will be able to comply. A breach of any of these covenants could result in a default under the credit facility and, potentially, an acceleration of the obligation to repay the amounts owed.

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

        While the Company believes its strategic plan is on target and the business outlook remains strong, several important factors have been identified, including the risk factors set forth herein, which could cause actual results to differ materially from those predicted. By way of example:

  •
  The competitive nature of the management consulting industry, in light of new entrants into the industry and the difficulty of differentiating the services offered to potential clients;

  •
  The time required by prospective clients to fully understand the value and complexity of a typical PVM program may result in an extended lead time to close new business;

  •
  Performance-oriented fees are earned upon the achievement of improvements in a client's business. The client's commitment to a PVM program and general economic/industry conditions could impact a client's business performance and consequently the Company's ability to forecast the timing and ultimate realization of performance-oriented fees;

  •
  The ability of the Company to productively re-deploy personnel during program transition periods; and

  •
  The ability of the Company to create alliances and make acquisitions that are accretive to earnings.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

        The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company's credit agreement provides for borrowings which bear interest of prime plus 2%, on the $3.0 million revolving portion and prime plus 4% on the $5.0 million term portion. Since January 1, 1993, the prime rate has fluctuated between 9.5% and 4.25%. Based on the volatility of the prime rate in recent years, a 5 percentage point increase in interest rates would have resulted in an additional $395,000 of additional interest expense in 2002. The Company had borrowings on its credit facility from time to time during 2002, with an outstanding balance of $2.3 million at December 31, 2002. Through April 10, 2003, the Company had additional borrowings of $4.1 million and repayments of $5.6 million. As of April 10, 2002, the Company had $0.8 million of outstanding borrowings on this credit facility.

        Due to the Company's foreign operations in Europe and Asia, the Company is exposed to transaction adjustments with respect to foreign currency. On January 1, 2001, the Company elected to change the functional currency of its foreign subsidiaries to the United States dollar. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. There is no translation adjustment to the separate component of stockholders' equity or adjustment to comprehensive income. The Company incurred foreign exchange losses of $58,000 and $31,000 for the years ended December 31, 2002 and 2001, respectively. At December 31, 2002, the effect of a 10% increase in foreign exchange rates would have resulted in a $125,000 foreign currency exchange loss on the Company's non United States denominated assets and a $114,000 foreign exchange gain on the Company's non United States denominated liabilities. As such, the net effect of a 10% increase in the Company's foreign exchange rates, at December 31, 2002, would have been an $11,000 foreign currency exchange loss. The Company believes that changing the functional currency of its foreign subsidiaries to the United States dollar combined with transacting business in countries with traditionally stable currencies mitigates the effect of any near-term foreign currency transaction adjustments on the Company's financial position, results of operations and cash flows.

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

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

        The information relating to the Company's directors and nominees for election as directors, and the information relating to executive officers of the Company, is incorporated herein by reference from the Company's Proxy Statement (herein so called) for its 2003 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2002.

ITEM 11. Executive Compensation.

        The discussion under "Executive Compensation" in the Company's Proxy Statement for its 2003 Annual Meeting is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

        The discussion under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 2003 Annual Meeting is incorporated herein by reference.

        The following table provides information related to the number of shares to be issued upon exercise of all outstanding options, warrants and rights and the number of shares available for future issuance under the Company's equity compensation plans at December 31, 2002.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,335,697	(1)(2)	$3.17	504,332
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	2,335,697		$3.17	504,332

(1)
These plans include the Thomas Group, Inc. 1988, 1992 and 1997 Stock Option Plans and the Non-Employee Director Plan.

(2)
The number of shares is subject to adjustments for changes resulting from stock dividends, stock splits, recapitalizations and similar events.

ITEM 13. Certain Relationships and Related Transactions.

        The discussion under "Certain Transactions" in the Company's Proxy Statement for its 2003 Annual Meeting is incorporated herein by reference.

ITEM 14. Controls and Procedures

        It is the conclusion of the registrant's principal executive officer and principal financial officer that the registrant's disclosure controls (as defined in Exchange Act rules 13a-14 and 15d-14), based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this annual report, are effective in timely alerting them to the material information relating to the Company required to be included in its periodic findings with the Securities and Exchange Commission. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)
  (1)   See Index to Consolidated Financial Statements on page F-1.

  (a)
  (2)   All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

  (a)
  (3)   Documents filed as part of this report.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company filed August 13, 1993, with the State of Delaware Office of the Secretary of State (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.2	Amended and Restated By-Laws (filed as Exhibit 3.5 to the Company's 1993 Form S-1 (File no. 33-64492) and incorporated herein by reference).
3.3	Amended and Restated By-Laws dated May 30, 2001 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).
4.1	Specimen Certificate evidencing Common Stock (filed as Exhibit 4.1 to the Company's 1993 Form S-1 (file No. 33-64492) and incorporated herein by reference).
4.2	Form of Warrant Certificate for the Purchase of Shares (SRG & Associates, Ltd.) (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.3	Form of Warrant Certificate for the Purchase of Shares (Lyon Securities, Inc.) (filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.4	Rights Agreement dated July 9, 1998 (filed as Exhibit 4 to the company's Report on Form 8-K dated July 16, 1998 and incorporated herein by reference).
4.5	Amendment No. 1 to Rights Agreement dated March 1, 1999 (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.6	Amendment No. 2 to Rights Agreement dated August 12, 1999 (filed as Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter dated June 30, 1999 and incorporated herein by reference).
4.7	Warrant to Purchase Common Stock, dated September 20, 2002, issued to John T. Chain, Jr. (filed as Exhibit 99.3 to the Company's Form 8-K dated October 3, 2002 and incorporated herein by reference).
4.8	Registration Rights Agreement, dated September 20, 2002, by and between the Company and John T. Chain, Jr. (filed as Exhibit 99.4 to the Company's Form 8-K dated October 3, 2002 and incorporated herein by reference).
4.9	First Amendment to Rights Agreement, dated September 13, 2002, between the Company and Computershare Trust Company, as rights agent (filed as Exhibit 99.7 to the Company's Form 8-K dated October 3, 2002 and incorporated herein by reference).
4.10	Warrant to Purchase Common Stock, dated October 17, 2002, issued to Edward P. Evans (filed as Exhibit 99.3 to the Company's Form 8-K/A dated October 22, 2002 and incorporated herein by reference).

4.11	Registration Rights Agreement, dated October 17, 2002, by and between the Company and Edward P. Evans (filed as Exhibit 99.4 to the Company's Form 8-K/A dated October 22, 2002 and incorporated herein by reference).
4.12	Second Amendment to Rights Agreement, dated October 17, 2002, between the Company and Computershare Trust Company, as rights agent (filed as Exhibit 99.7 to the Company's Form 8-K/A dated October 22, 2002 and incorporated herein by reference).
4.13	Amended and Restated Warrant, dated October 17, 2002, issued to John T. Chain, Jr. (filed as Exhibit 99.9 to the Company's Form 8-K/A dated October 22, 2002 and incorporated herein by reference).
10.1	Amended and Restated 1988 Stock Option Plan 9 (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.2	Amended and Restated 1992 Stock Option Plan (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.3	Amended and Restated 1997 Stock Option Plan (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.4	401(k) Plan (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.5	First Amended and Restated Revolving Credit Loan Agreement dated December 4, 1996 between Comerica Bank-Texas and the Company (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.6	Non-Employee Director Retainer Fee Plan (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.7	Amendment No. 1 to Revolving Loan Agreement, dated April 1, 1999 between Comerica Bank-Texas and the Company (filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).
10.8	Employment Agreement between the Company and John R. Hamann dated January 12, 2001 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).
10.9	Third Amendment to First Amended and Restated Revolving Credit loan Agreement, dated March 29, 2002 between Comerica Bank-Texas and the Company (filed as Exhibit 10.8 to the Company's Form 8-K dated April 18, 2002 and incorporated herein by reference).
10.10	Promissory Note between John T. Chain, Jr. and the Company dated March 29, 2002, (filed as Exhibit 10.9 to the company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.11	Promissory Note between John R. Hamann and the Company dated March 29, 2002, (filed as Exhibit 10.10 to the company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
*10.12	Promissory Note between John T. Chain. Jr. and the Company dated May 31, 2002.
10.13	Note and Warrant Purchase Agreement, dated September 20, 2002, by and between the Company and General Chain (filed as Exhibit 99.1 to the Company's Form 8-K dated October 3, 2002 and incorporated herein by reference).
10.14	6% Subordinated Convertible Promissory Note, dated September 20, 2002, issued to John T. Chain, Jr. in the principal amount of $1,000,000 (filed as Exhibit 99.2 to the Company's Form 8-K dated October 3, 2002 and incorporated herein by reference).

10.15	Subordination Agreement, dated September 20, 2002, by and among the Company, John T. Chain, Jr. and Comerica Bank-Texas (filed as Exhibit 99.5 to the Company's Form 8-K dated October 3, 2002 and incorporated herein by reference).
10.16	Amended and Restated Note and Warrant Purchase Agreement, dated October 17, 2002, by and between the Company, Edward P. Evans and John T. Chain, Jr. (filed as Exhibit 99.1 to the Company's Form 8-K/A dated October 22, 2002 and incorporated herein by reference).
10.17	6% Subordinated Convertible Promissory Note, dated October 17, 2002, issued to Edward P. Evans in the principal amount of $1,000,000 (filed as Exhibit 99.2 to the Company's Form 8-K/A dated October 22, 2002 and incorporated herein by reference).
10.18	Subordination Agreement, dated October 17, 2002, by and among the Company, Edward P. Evans and Comerica Bank-Texas (filed as Exhibit 99.5 to the Company's Form 8-K/A dated October 22, 2002 and incorporated herein by reference).
10.19	Waiver and Consent Agreement, dated October 17, 2002, by and among Edward P. Evans, John T. Chain, Jr. and the Company (filed as Exhibit 99.8 to the Company's Form 8-K/A dated October 22, 2002 and incorporated herein by reference).
10.20	Second Amended and Restated Revolving Credit loan Agreement dated November 26, 2002 between Comerica Bank-Texas and the Company (filed as Exhibit 10.9 to the Company's Form 8-K dated December 27, 2002 and incorporated herein by reference).
*10.21	Employment Agreement between the Company and John R. Hamann dated December 21, 2002.
*10.22	Employment Agreement between the Company and James T. Taylor dated December 21, 2002.
*10.23	First Amendment to Second Amended and Restated Revolving Credit Loan Agreement dated April 15, 2003 between Comerica Bank-Texas and the Company.
*21	Subsidiaries of the Company
*23.1	Consent of Ernst & Young LLP
24	Power of Attorney (set forth on the signature page of this Form 10-K).
*99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

(b)
Reports on Form 8-K for the quarter ending December 31, 2002:

Date of Filing	Subject
October 3, 2002	Documents outlining the agreements between General John T. Chain, Jr. and the Company.
October 23, 2002	Amendments to documents outlining the agreements between General John T. Chain, Jr. and the Company and documents outlining the agreements between Mr. Edward P. Evans and the Company.
December 27, 2002	Amended and Restated Revolving Credit Loan Agreement between Comerica Bank-Texas and the Company.

(c)
Exhibits—The response to this portion of Item 14 is submitted as a separate section of this report.

(d)
Financial statement schedules—See Item 14 (a)(2) for the response to this portion of Item 14.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, State of Texas, on April 15, 2003.

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

Signature	Capacity	Date

/s/ JOHN R. HAMANN John R. Hamann	Chief Executive Officer, President, and Director	April 15, 2003
/s/ JAMES T. TAYLOR James T. Taylor	Executive Vice President and Chief Financial Officer	April 15, 2003
/s/ JOHN T. CHAIN, JR. John T. Chain, Jr.	Chairman of the Board	April 15, 2003
/s/ JAMES E. DYKES James E. Dykes	Director	April 15, 2003
/s/ RICHARD A. FREYTAG Richard A. Freytag	Director	April 15, 2003
/s/ CHARLES M. HARPER Charles M. Harper	Director	April 15, 2003
/s/ DAVID B. MATHIS David B. Mathis	Director	April 15, 2003

CERTIFICATIONS

I, John R. Hamann, certify that:

1.    I have reviewed this annual report on Form 10-K of Thomas Group, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ John R. Hamann
John R. Hamann
President and Chief Executive Officer

CERTIFICATIONS

I, James T. Taylor, certify that:

1.    I have reviewed this annual report on Form 10-K of Thomas Group, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ James T. Taylor
James T. Taylor
Executive Vice President and Chief Financial Officer

ANNUAL REPORT ON FORM 10-K
ITEM 8, and 15(a)(1) and (c)
LIST OF FINANCIAL STATEMENTS
CERTAIN EXHIBITS
FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2002
THOMAS GROUP, INC.
DALLAS, TEXAS

FORM 10-K.—ITEM 15(a)(1)
Thomas Group, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Thomas Group, Inc. are included in response to Item 8:

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Thomas Group, Inc.

        We have audited the accompanying consolidated balance sheets of Thomas Group, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thomas Group, Inc. at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                                                                      ERNST & YOUNG LLP

Dallas, Texas
March 7, 2003, except for Note 2
as to which the date is April 15, 2003

THOMAS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	In thousands, except share data
ASSETS
Current Assets
Cash and cash equivalents	$2,332	$3,821
Trade accounts receivable, net of allowances of $45 and $640 at December 31, 2002 and 2001, respectively	6,454	8,583
Unbilled receivables	32	57
Other assets	766	2,411

Total Current Assets	9,584	14,872

Property and equipment, net	2,298	3,502
Other assets	229	3,381

	$12,111	$21,755

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,514	$5,088
Income taxes payable	531	1,042
Revolving line of credit	2,251	2,145
Current portion of long-term debt	1,000	1,200
Current maturities of indebtedness to related parties	71	—
Current maturities of other long-term obligations	6	5

Total Current Liabilities	6,373	9,480

Indebtedness to related parties	1,400	—
Long-term debt	3,901	3,800
Other long-term obligations	20	3,084

Total Liabilities	11,694	16,364

Commitments and Contingencies
Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 12,109,538 and 6,705,333 shares issued and 9,556,139 and 4,151,934 shares outstanding at December 31, 2002 and 2001, respectively	$121	$67
Additional paid-in capital	26,638	24,433
Retained earnings (accumulated deficit)	(3,090)	4,712
Accumulated other comprehensive loss	(793)	(1,362)
Treasury stock, 2,553,399 shares at December 31, 2002 and 2001, respectively, at cost	(22,459)	(22,459)

Total Stockholders' Equity	417	5,391

	$12,111	$21,755

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2001	2000
	In thousands, except share data
Consulting revenue before reimbursements	$31,670	$51,670	$67,698
Reimbursements	1,556	7,775	9,309

Total revenue	33,226	59,445	77,007

Cost of sales before reimbursable expenses	20,307	33,218	36,455
Reimbursable expenses	1,556	7,775	9,309

Total cost of sales	21,863	40,993	45,764

Gross profit	11,363	18,452	31,243
Selling, general and administrative	17,484	25,220	26,218
Restructuring charges	1,300	—	—
Litigation settlements	—	2,933	684

Operating income (loss)	(7,421)	(9,701)	4,341
Other income (loss), net	(819)	28	204

Income (loss) from continuing operations before income taxes	(8,240)	(9,673)	4,545
Income taxes (benefit)	(438)	5,959	1,818

Income (loss) from continuing operations	(7,802)	(15,632)	2,727
Discontinued Operations:
Gain from operations, net of income tax of $100	—	—	149

Net income (loss)	$(7,802)	$(15,632)	$2,876

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$(1.41)	$(3.75)	$0.59
Gain from discontinued operations	—	—	0.03

Net income (loss)	$(1.41)	$(3.75)	$0.62

Diluted:
Income (loss) from continuing operations	$(1.41)	$(3.75)	$0.59
Gain from discontinued operations	—	—	0.03

Net income (loss)	$(1.41)	$(3.75)	$0.62

Weighted average shares:
Basic	5,538,520	4,164,517	4,601,527
Diluted	5,538,520	4,164,517	4,633,949

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	In thousands, except share data
Balance as of January 1, 2000	$66	$23,658	$17,468	$(1,182)	$(17,156)	$22,854
Issuance of 56,203 shares of common stock	1	549	—	—	—	550
Purchase of 569,300 shares of common stock	—	—	—	—	(4,746)	(4,746)
Discounted common stock options under employee stock option plans	—	58	—	—	—	58
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(180)	—	(180)
Net income	—	—	2,876	—	—	2,876

Total comprehensive income						2,696
Balance as of December 31, 2000	67	$24,265	20,344	(1,362)	(21,902)	21,412

Issuance of 46,066 shares of common stock	—	172	—	—	—	172
Purchase of 109,100 shares of common stock	—	—	—	—	(557)	(557)
Discounted common stock options under employee stock option plans	—	(4)	—	—	—	(4)
Net and comprehensive loss	—	—	(15,632)	—	—	(15,632)

Balance as of December 31, 2001	$67	$24,433	$4,712	$(1,362)	$(22,459)	$5,391

Issuance of 5,404,205 shares of common stock upon conversion of notes	54	2,033	—	—	—	2,087
Discounted common stock options under employee stock option plans	—	(111)	—	—	—	(111)
Warrants issued for 1,267,241 shares of common stock	—	283	—	—	—	283
Comprehensive loss:
Foreign currency translation adjustment reclassified to net loss	—	—	—	569	—	569
Net loss	—	—	(7,802)	—	—	(7,802)

Total comprehensive loss						(7,233)
Balance as of December 31, 2002	$121	$26,638	$(3,090)	$(793)	$(22,459)	$417

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
Cash Flows from Operating Activities:
Income (loss) from continuing operations	$(7,802)	$(15,632)	$2,727
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	1,157	1,206	1,342
Amortization	213	19	266
Loss on sale of assets	16	403	5
Bad debt	56	530	787
Other	69	31	212
Deferred taxes	—	3,339	1,314
Amortization (cancellation) of stock option grants	(111)	(4)	58
Loss from restructuring activities	1,300	—	—
Change in operating assets and liabilities:
Decrease trade accounts receivable	1,556	1,460	381
(Increase) decrease unbilled receivables	24	176	(50)
(Increase) decrease other assets	1,610	134	(2,052)
Increase (decrease) accounts payable and accrued liabilities	(2,293)	122	172
Decrease advance payments	—	—	(70)
Increase (decrease) income taxes payable	(513)	466	(358)

Net cash provided by (used in) operating activities	(4,718)	(7,750)	4,734

Cash Flows From Investing Activities:
Proceeds from sale of assets	49	6	—
Capital expenditures	(371)	(1,079)	(3,157)

Net cash used in investing activities	(322)	(1,073)	(3,157)
Cash Flows From Financing Activities:
Issuance of subordinated convertible debt	2,000	—	—
Purchase of treasury stock	—	(557)	(4,746)
Proceeds from exercise of stock options	—	172	418
Issuance of related party indebtedness	1,471	—	—
Repayments of other long-term obligations	(11)	—	(887)
Net advances—line of credit	105	6,140	861

Net cash provided by (used in) financing activities	3,565	5,755	(4,354)
Effect of exchange rate changes on cash	(14)	258	(539)

Net cash used in continuing operations	(1,489)	(2,810)	(3,316)

Discontinued Operations:
Net cash provided by operating activities	—	—	249
Cash and cash equivalents
Beginning of year	3,821	6,631	9,698

End of year	$2,332	$3,821	$6,631

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

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

        (b) Basis Of Presentation—The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain amounts from prior years have been reclassified to conform to the 2002 presentation.

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

        The following table reconciles basic earnings per share to diluted earnings per share under the provisions of SFAS 128.

	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
	In thousands, except per share data
Year Ended December 31, 2002
Basic loss per share	$(7,802)	5,539	$(1.41)
Effect of dilutive securities:
Options and warrants	—	—	—

Diluted loss per share	$(7,802)	5,539	$(1.41)

Year Ended December 31, 2001
Basic loss per share	$(15,632)	4,165	$(3.75)
Effect of dilutive securities:
Options and warrants	—	—	—

Diluted loss per share	$(15,632)	4,165	$(3.75)

Year Ended December 31, 2000
Basic earnings per share	$2,876	4,602	$0.62
Effect of dilutive securities:
Options and warrants	—	32	—

Diluted earnings per share	$2,876	4,634	$0.62

        Total stock options and warrants outstanding in 2002, 2001 and 2000 that are not included in the diluted earnings per share computation due to the antidilutive effects are approximately 2,336,000, 1,038,000 and 885,000, respectively. Such options and warrants are excluded due to the Company incurring a net loss per share in that year or due to exercise prices exceeding the average market value of the Company's common stock in the applicable period.

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

        (e) Warrants—During 2002, the Company executed a Warrant Purchase Agreement exercisable for 434,899 shares of common stock to the Chairman of its Board of Directors in consideration for a note in the amount of $1.0 million. The warrants were issued with an exercise price of $0.30 per share and expire on September 20, 2007. These warrants were valued at $0.30 based on the Black Scholes model. In addition, a Warrant Purchase Agreement exercisable for 434,899 shares of common stock was granted to a stockholder in consideration for a note in the amount of $1.0 million. The warrants were issued with an exercise price of $0.30 per share and expire on October 17, 2007. These warrants were valued at $0.30 based on the Black Scholes model. In addition, a Warrant Purchase Agreement exercisable for 397,443 shares of common stock was granted to the Company's senior lender in consideration for amending its credit facility. The warrants were issued with an exercise price of $0.30 and expire November 26, 2007. These warrants were valued at $0.37 based on the Black Scholes model.

        The fair value of the warrants issued, in 2002, was $284,000 and was initially recorded as a reduction, or "discount", of the related debt and a corresponding increase in additional paid in capital. The discount is being accreted to interest expense over the life of the debt. During 2002, $185,000 was charged to interest expense. At December 31, 2002, $99,000 is still recorded as a reduction of long-term debt to be accreted over the remaining life of the debt.

        During 1997, the Company issued 225,000 warrants to purchase common stock to a financial advisor of the Company. During 1998, 175,000 warrants expired. The remaining 50,000 warrants were re-priced at the exercise of $9.125 per share, the market price on the date of re-pricing and extended the expiration date to October 28, 2003.

        (f) Advertising—The Company expenses the costs of advertising as incurred. Advertising expense was $0.3 million, $0.8 million and $1.9 million for the years ended December 31, 2002, 2001, and 2000, respectively.

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

Depreciation is calculated on an accelerated declining balance or straight-line basis over the estimated useful lives of the various assets as follows:

Furniture and fixtures	5-7 Years
Equipment	3-7 Years
Leasehold improvements	2-10 Years
Computer software	3 Years

        (h) Capitalized Software Development Costs—The Company capitalized $0.3 million during 2002 and 2001, respectively, of certain software development costs once technological feasibility was achieved. Capitalization of software development costs ceased when the product was available for sale. Software development costs incurred prior to achieving technological feasibility were charged to selling, general and administrative expense. Amortization of previously capitalized software development costs were $0.2 million and $17,000 in 2002 and 2001, respectively. Unamortized software development costs were $0.4 million at December 31, 2002 and 2001, respectively. Estimated aggregate amortization expense is $0.2 million annually for the years ending December 31, 2003 and 2004, respectively.

        (i) Revenue—Business Improvement Program contracts specify fixed fees, or fixed fees plus incentives based on improvements achieved. Incentive (performance-oriented) revenue is recognized in the period for which performance improvement is being measured and is based on agreed-upon formulas relating to improvements in customer-specific measures. Improvements are measured at time intervals specified in each contract. Fixed fees are recognized when earned, generally as services are provided over the life of the contract.

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

        (n) Concentration Of Credit Risk—The Company provides its services primarily to a diverse group of large, well-established companies and does not require collateral on receivable balances. At December 31, 2002, three clients, CACI (formerly Acton Burnell), Robert Bosch and the United States Navy, accounted for $4.8 million, or 74% of the Company's total trade accounts receivable of $6.5 million. An allowance for doubtful accounts is provided when necessary and is evaluated periodically on a client-by-client basis. Receivables written off against the allowance totaled $0.2 million, $0 and $1.1 million for the years ended December 31, 2002, 2001, and 2000, respectively.

        The Company is currently operating in Europe and Asia where potential economic turmoil may result in significant fluctuations in the value of certain foreign currencies versus the United States dollar. The Company may experience difficulties expanding its operations or may encounter other collection issues if economic conditions should change.

        (o) Foreign Currency Translation—On January 1, 2001, the Company elected to change the functional currency of its foreign subsidiaries to the United States dollar. This change resulted from the Company's increased presence in the Europe and Asia/Pacific regions as well as increased United States dollar denominated contracts in these regions. Due to this growth, the Company's contracts are serviced primarily by United States employees. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. There is no translation adjustment to the separate component of stockholders' equity or adjustment to comprehensive income. The effect of the change in functional currency had no material impact on results of operations. The accumulation of prior years' translation adjustments remains on the balance sheet as a separate component of stockholders' equity until part, or all, of the respective entities are disposed. During 2000, the financial statements were prepared using the local currency as the functional currency. All balance sheet accounts of foreign subsidiaries were translated at the current exchange rate as of the end of the accounting period. The resulting translation adjustment was recorded as a separate component of stockholders' equity. Income statement items were translated at average currency exchange rates.

        (p) Comprehensive Income—Comprehensive income includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders.

        (q) Stockholder Rights Plan—On July 9, 1998, the Company announced the adoption of a Stockholder Rights Plan, intended to protect the Company from unfair or coercive takeover attempts. The grant of the rights was made to stockholders of record as of July 20, 1998. Periodically, the Stockholder Rights Plan is amended to exempt certain transactions from triggering the rights. During 2002, the Stockholder Rights Plan was amended, on two separate occasions, regarding the conversion of two $1.0 million subordinated notes to common stock.

        (r) Stock Options And Warrants—The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Through December 31, 2002, there have been no significant grants to non-employees.

        Effective July 1, 2000, the Company adopted Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), an interpretation of APB 25, which requires changes to previous practice regarding the accounting for certain stock compensation arrangements. FIN 44 does not change APB 25's intrinsic value method, under which compensation expense is generally not recognized for stock option grants to employees if the exercise price of the Company's stock option grants equals or exceeds the fair market value of the underlying stock on the date of grant, but it has narrowed its application. Adoption of FIN 44 did not have a significant effect on the Company's results of operations for the year ended December 31, 2002.

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

        The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock Based Compensation." This statement requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001, and 2000: dividend yield of 0%; expected volatility of 65%; risk free interest rate of 6%; and expected life of five years. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2002	2001	2000
	In thousands of dollars
Net income (loss), as reported	$(7,802)	$(15,632)	$2,876
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(144)	(328)	(493)

Adjusted net income (loss)	$(7,946)	$(15,960)	$2,383

Earnings (loss) per share
As reported
Basic	$(1.41)	$(3.75)	$0.62
Diluted	$(1.41)	$(3.75)	$0.62
As adjusted
Basic	$(1.43)	$(3.83)	$0.52
Diluted	$(1.43)	$(3.83)	$0.51

        (s) Fair Market Value Of Financial Instruments—The Company's financial instruments include notes payable. The carrying value of these notes approximates market value because the borrowing rate is similar to other financial instruments with similar terms.

Note 2 Financing Agreement and Liquidity

        The Company has traditionally used cash flow from operations, periodically supplemented by borrowings under a bank line of credit, as its primary source of liquidity, when transferring funds among the Company's foreign subsidiaries was not efficient. Beginning in 2001, the Company experienced a significant decline in revenue related to the downturn in the economy. The economic downturn and subsequent revenue decline caused the Company not to be in compliance with certain covenants related to its then existing $15.0 million revolving credit facility. As a result, the Company's lender, in January of 2002, reduced the maximum allowable borrowings to $10.0 million, secured by the Company's assets. On March 29, 2002, the lender restructured the Company's credit facility to maximum allowable borrowings of $7.5 million, consisting of a $2.5 million revolving line of credit and a $5.0 million term note. On November 29, 2002, the credit facility was increased to $8.0 million, consisting of a $3.0 million revolving line of credit and a $5.0 million term note. The terms of the November 29, 2002 amended credit facility extended the maturity date on both the term and revolving notes to September 1, 2003. Term note installment payments and a $150,000 amendment fee, related to the March 29, 2002 amendment, were deferred until the September 1, 2003 maturity date. Pursuant to the amended credit facility, the senior lender received, as an amendment fee, a warrant to purchase 397,443 shares of the Company's common stock at an exercise price of $0.30 per share. The warrant expires November 26, 2007. On April 15, 2003, the Company and its senior lender amended the credit facility to extend the maturity date on both the term and revolving notes and payment of the $150,000 amendment fee to February 2, 2004. In addition, the April 15, 2003 amended credit facility waived all financial covenants through March 31, 2003, certain of which covenants had been breached as of and prior to that date. In addition, the Company was required to make a $1.0 million term note payment prior to April 15, 2003, with which the Company has complied.

$8.0 Million Credit Facility

        All United States assets of the Company and 100% of the outstanding capital voting stock of each foreign subsidiary secure the entire $8.0 million credit facility. The $3.0 million revolving line of credit is subject to a borrowing base of 75% applied to the Company's United States trade accounts receivable outstanding less than 90 days. The revolving line of credit bears interest at prime plus 2%. The $5.0 million term note bears interest at prime plus 4%.

        All prior financial covenants were replaced with new financial covenants per the April 15, 2003 amended credit facility, which if breached, could result in acceleration of amounts owed under the amended credit facility. The revised financial covenants require the Company to (1) maintain certain levels of tangible net worth, debt to tangible net worth ratio, minimum levels of EBITDA, (2) to avoid two consecutive quarters that generate operating losses, and (3) restrict annual capital expenditures to $300,000. The covenants are tested monthly beginning April 30, 2003. Although retained earnings is not restricted by this amended credit facility, the declaration or payment of dividends is prohibited by the agreement.

        At December 31, 2002, the $2.3 million outstanding under the revolving line of credit is classified as a current liability, while the $5.0 million term note is classified as $1.0 million of short-term debt due to the repayment required and made on April 15, 2003 and $4.0 million of long-term debt due to its maturity date of February 2, 2004.

        The Company utilized the credit line during 2002 to meet working capital requirements. Total interest expense was $157,000, $161,000 and $208,000 at an annual rate of 5.75% 4.09% and 11.97% for 2002, 2001 and 2000 respectively. The Company incurred commitment fees on the unused portion of the credit facility, totaling $3,000, $51,000 and $66,000 for 2002, 2001 and 2000 respectively, at an interest rate of 0.375%. Total interest expense on this term loan was $334,000 in 2002.

        Total interest expense for 2002 was $845,000, comprised of $491,000 related to bank debt, $116,000 for related party debt, $185,000 related to the issuance of warrants and $53,000 to other parties.

        Total interest expense for 2001 was $171,000, related to bank debt.

        Total interest expense for 2000 was $215,000, related to bank debt.

The Company's Liquidity Plan

        Recent operating results and the restructuring of the Company's credit facility give rise to concerns about the Company's ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due and to remain in compliance with its restrictive loan covenants. Since March of 2002, the Company has been able to raise $1.5 million of subordinated debt from members of the Board of Directors and $2.0 million of subordinated convertible debt, subsequently converted to common stock, from a member of its Board of Directors and a stockholder.

        The Company's need to raise additional equity or debt financing and the Company's ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and the Company's ability to successfully implement business and growth strategies. Since the first quarter of 2001, the Company has implemented cost saving measures including staff reductions, downsizing and subleasing of facilities and has taken greater control over alliances with strategic business partners. The Company will take additional cost savings measures such as those taken recently, if necessary, to enhance its liquidity position. The Company's performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company's control. The recent conflict in Iraq, involving the United States military, could have an adverse effect on the Company's liquidity due to the high concentration of United States government contracts, which could result in delays in program operations. If future cash flows and capital resources are insufficient to meet the Company's debt obligations and commitments, the Company may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or restructure or refinance its debt. In the event that the Company is unable to do so, the Company may be left without sufficient liquidity and it may not be able to meet its debt service requirements. In such a case, an event of default would occur under the credit facility and could result in all of the Company's indebtedness becoming immediately due and payable. As a result, the Company's senior lender would be able to foreclose on the Company's assets.

Note 3 Restructuring.

        On June 3, 2002, the Company filed a petition with the German government for insolvency of its German subsidiary, giving the insolvency court control of the subsidiary's assets. This action was taken in response to declining revenue and cash flows from the operations of its German subsidiary during 2001 and continuing through 2002. All existing German contracts were completed in the second quarter of 2002, and the German subsidiary had no significant future prospects. On September 1, 2002, the German insolvency court appointed an official receiver for the Company's German subsidiary. The Company continues serving the European market through its operations in Switzerland.

        The loss from liquidation of the German subsidiary is presented in the consolidated statements of operations and consolidated statements of cash flows under the caption "Restructuring charges" and "Loss from restructuring activities", respectively. The carrying amounts of the following assets and liabilities of the German subsidiary are included as part of the restructuring charge: (amounts in thousands)

	Cash	Non-cash	Total
Cash and cash equivalents	$84	—	84
Trade accounts receivable	—	404	404
Other assets	—	152	152
Property and equipment, net	—	336	336
Accounts payable and accrued liabilities	84	(329)	(245)
Accumulated other comprehensive loss (a)	—	569	569

Loss from restructuring activities	$168	1,132	1,300

(a)
The non-cash restructuring charge for accumulated other comprehensive loss recognized in the third quarter represents unrealized foreign currency losses accumulated prior to 2001. This amount had previously been classified as a separate component of stockholders' equity, and upon approval of the insolvency of the German subsidiary, was charged to operations.

        The Company has recorded no estimates for future expenses related to the insolvency petition and believes that any such expenses incurred would not have a material adverse effect on the consolidated results of operations, financial condition or cash flows of the Company.

        Results of operations of the German subsidiary for the year ended December 31, 2002 and 2001 were: (amounts in thousands)

	2002	2001
Net revenue	$1,201	$7,951
Net cost of sales	1,063	4,503

Gross profit	138	3,448
Selling, general and administrative	1,046	2,671

Operating income (loss)	$(908)	$777

        Cash flows of the German subsidiary for the year ended December 31, 2002 and 2001 were: (amounts in thousands)

	2002	2001
Cash provided by (used in) operating activities	$(51)	$216
Cash provided by (used in) investing activities	10	(64)
Cash used in financing activities	—	(307)
Effect of exchange rate changes on cash	(81)	(22)

Cash used in continuing operations	$(122)	$(177)

Note 4 Discontinued Operations

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

Note 5 Other Assets

	December 31,
	2002	2001
	In thousands of dollars
Accounts receivable, employee	$330	$307
Deferred compensation plan assets (Note 10)	—	3,001
Prepaid expenses	296	656
Current receivables	36	1,436
Income tax receivable	220	254
Investment in Texas Stadium Suite	113	132
Other	—	6

	995	5,792
Less current portion	(766)	(2,411)

	$229	$3,381

Note 6 Property And Equipment

	December 31,
	2002	2001
	In thousands of dollars
Equipment	$3,979	$4,070
Furniture and fixtures	1,838	3,378
Leasehold improvements	2,704	2,645
Computer software	629	369
Equipment under capital leases	29	29
Construction in process	—	237
Automobiles	19	200

	$9,198	10,928
Less accumulated depreciation and amortization	(6,900)	(7,426)

	$2,298	$3,502

Note 7 Other Long-Term Obligations

	December 31,
	2002	2001
	In thousands of dollars
Capital lease	$20	$27
Deferred compensation plan liability (Note 10)	—	3,001
Deferred rent	6	61

	26	3,089
Less current portion	(6)	(5)

	$20	$3,084

Note 8 Accounts Payable And Accrued Liabilities

	December 31,
	2002	2001
	In thousands of dollars
Accounts payable trade	$519	$1,164
Accrued payroll and bonuses	684	1,129
Accrued severance	78	960
Accrued restructuring	100	203
Accrued employee benefits	128	133
Other accrued liabilities	1,005	1,499

	$2,514	$5,088

        Annual severance in 2002, relates to staff reductions affecting four employees of the Company's operations in Switzerland.

        Accrued severance in 2001, relates to four staff reduction actions affecting 65 employees (primarily resultants) which resulted in severance charges of $2.3 million of which $1.0 million remained accrued at December 31, 2001 and was paid in the first and second quarters of 2002.

        At December 31, 2002 accrued restructuring relates to accrued legal costs associated with the Company's 2002 filing for insolvency of its German subsidiary. At December 31, 2001, accrued restructuring relates to accrued costs associated with leased office space in Germany that was vacated in connection with the Company's 1998 restructuring. This liability was reversed during 2002 and included as part of the restructuring charge created by the filing for insolvency of the Company's German subsidiary.

Note 9 Income Taxes

        The domestic and foreign source components of income (loss) before taxes are as follows:

	Year Ended December 31,
	2002	2001	2000
	In thousands of dollars
Domestic sources	$(2,905)	$(9,345)	$(2,404)
Foreign sources	(5,335)	(328)	6,949

	(8,240)	(9,673)	4,545
Discontinued operations	—	—	249

	$(8,240)	$(9,673)	$4,794

        The reconciliation of income tax from continuing operations computed at the United States federal statutory tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2002	2001	2000
	In thousands of dollars
Income taxes (benefit) at statutory rate	$(2,801)	$(3,289)	$1,545
Effect on taxes resulting from:
State taxes	(31)	366	255
Increase (decrease) in valuation allowance	(836)	3,339	174
Operating losses and tax credits generated but not benefited	—	3,929	—
Foreign income subject to current United States taxation	866	1,458	622
Utilization of federal net operating losses, less benefit received	1,305	—	—
Unbenefited losses of foreign subsidiary	699	858	—
Other (primarily permanent differences)	360	(702)	(778)

	$(438)	$5,959	$1,818

        Federal, state and foreign income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2002	2001	2000
	In thousands of dollars
Current tax expense (benefit):
Federal	$(923)	$328	$36
State	(46)	243	34
Foreign	531	2,049	533

	(438)	2,620	603
Deferred tax expense:
Federal	—	3,066	958
State	—	273	357

	—	3,339	1,315

	$(438)	$5,959	$1,918

        Income tax expense (benefit) is included in the consolidated financial statements as follows:

	Year Ended December 31,
	2002	2001	2000
	In thousands of dollars
Continuing operations	$(438)	$5,959	$1,818
Discontinued operations	—	—	100

	$(438)	$5,959	$1,918

        Significant components of the Company's net deferred tax assets (liabilities) for federal and state income taxes are as follows:

	December 31,
	2002	2001
	In thousands of dollars
Deferred tax assets:
Net operating loss carryforward	$3,754	$2,964
Foreign tax credit carryforward	2,762	3,383
Allowance for doubtful accounts	17	166
Restructuring expenses	53	17
Accrued expenses	325	409
Deferred compensation	—	956
Minimum tax credit carryforward	169	169
Charitable contribution carryforward	58	51

	7,138	8,115
Valuation allowance	(7,101)	(7,938)

Total deferred tax assets	37	177
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	—	(146)
Fixed assets	(37)	(31)

Total deferred tax liabilities	(37)	(177)

Net deferred tax asset	$—	$—

        At December 31, 2002, the Company has approximately $3.6 million of federal net operating loss carryovers, which begin to expire in 2021 and approximately $5.5 million of state net operating loss carryovers, which expire at various times. The Company also has approximately $11.8 million of Asian net operating loss carryovers which currently do not have any statutory expiration date. In addition, the Company has approximately $2.8 million of United States foreign tax credit carryovers that begin to expire in 2003 and approximately $169,000 of United States minimum tax credits, which may be carried forward indefinitely.

        At December 31, 2001, the Company determined, based primarily on its recent history of operating losses in the United States, that it could no longer consider the recovery of its net deferred tax assets as more likely than not. Accordingly, the Company's net deferred tax assets at the beginning of 2001 were reduced by a valuation allowance adjustment of $3.3 million. The Company reviewed the recovery probability at December 31, 2002, and determined that the recovery of its net deferred tax assets remained questionable. While a valuation allowance is currently required for the Company's net deferred tax assets, the assets remain available for use in the future to offset future income tax liabilities, should sufficient amounts of United States and foreign income be generated in the carryforward periods. Utilization of net operating loss carryforwards in the future may be limited if changes in the Company's stock ownership create a change in control as provided in Section 382 of the Internal Revenue Code of 1986, as amended.

Note 10 Employee Benefit Plans

        The Company sponsors a 401(k) retirement plan. The Company, at its discretion, matches a portion of the participants' contribution. Participants are vested in the Company's matching contribution after five years of full-time service and may join the plan January 1 and July 1. The Company did not make a matching contribution in 2002. Matching contribution expense was $0.5 million for 2001 and $0.4 million for 2000, respectively.

        In 1994, the Company established a non-qualified deferred compensation plan. In May of 2002, the plan was terminated and the participants' entire fund balances were distributed to them, net of required federal taxes. The federal taxes were remitted directly to the Internal Revenue Service on behalf of the employees. Participation was limited to officers and key employees. Assets and accrued liabilities of the plan were $3.0 million at December 31, 2001 and were recorded in the non-current other assets and other long-term obligations sections of the consolidated balance sheets. Amounts previously deferred under the plan were deposited in a trust that qualified as a grantor trust under the Internal Revenue Code of 1986, as amended. The Company's obligations under the deferred compensation plan were unsecured general obligations of the Company and rank equally with other unsecured general creditors of the Company. Assets of the deferred compensation plan were invested in various mutual funds as directed by the plan participants. Adjustments to the fair value of the mutual fund investments, which were classified as trading, were recorded in operating expenses.

Note 11 Commitments and Contingencies

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

        The Company leases office space, vehicles and various types of office equipment under non-cancelable operating leases. Rent expense related to operating leases totaled $2.0 million for 2002, $2.6 million for 2001 and $1.8 million for 2000.

        Minimum lease payments required under non-cancelable operating lease arrangements subsequent to December 31, 2002, are as follows:

Operating Leases In thousands of dollars
2003	$1,517
2004	1,228
2005	1,038
2006	864
2007	310
Thereafter	—

Total minimum lease payments	4,957
Sublease arrangements	(1,731)

Net minimum lease payments	$3,226

Note 12 Segment Data And Sales To Major Customers

        The Company operates in one industry segment, but conducts its business primarily in three geographic areas: North America, Europe and Asia/Pacific. Information regarding these areas follows:

	North America	Europe	Asia/Pacific	Corporate	Total
	In thousands of dollars
Year ended December 31, 2002:
Revenue	$13,965	$13,475	$4,230	$—	$31,670
Gross profit (loss)	$8,986	$4,405	$(2,028)	$—	$11,363
Long-lived assets	$2,065	$162	$187	$113	$2,527
Year ended December 31, 2001:
Revenue	$12,314	$28,680	$10,676	$—	$51,670
Gross profit (loss)	$9,871	$9,968	$(1,387)	$—	$18,452
Long-lived assets	$2,627	$857	$266	$3,133	$6,883
Year ended December 31, 2000:
Revenue	$30,171	$29,040	$8,487	$—	$67,698
Gross profit	$17,381	$13,366	$496	$—	$31,243
Long-lived assets	$2,909	$1,071	$17	$4,924	$8,921

        The following table indicates those clients whose revenues were in excess of 10% of consolidated revenues in any of the three years ended December 31, 2002.

		% of		% of
	United States
		Total	Europe	Total
	In thousands of dollars
Year Ended December 31, 2002:
CACI (formerly Acton Burnell)	$9,439	30%	$—	—
Robert Bosch	$—	—	$12,116	38%
Year Ended December 31, 2001:
Robert Bosch	$—	—	$19,244	37%
Adam Opel	$—	—	$5,779	11%
Acton Burnell	$5,586	11%	$—	—
Year Ended December 31, 2000:
Robert Bosch	$—	—	$19,602	29%
General Motors	$5,248	8%	$5,346	8%
Boston Scientific	$9,750	14%	$—	—

        The majority of foreign revenue was earned in Germany and Switzerland for all of the years presented.

Note 13 Related Party Transactions

        The Company issued three promissory notes; two to its current Chairman of the Board, General John T. Chain, Jr., and one to its Chief Executive Officer, John R. Hamann. The notes are subordinated to the Company's senior lender and their terms are summarized as follows:

Name	Issue Date	Date Funded	Principal & Interest Maturity Date	Semi-Annual Interest Accrual Dates	Interest Rate	Principal Amount	Current Year Interest Expense
General John T. Chain, Jr.	3/29/02	4/4/02	4/1/04	Oct 1/Apr 1	Prime + 6%	$1,000,000	$83,525
John R. Hamann	3/29/02	3/29/02	4/1/04	Oct 1/Apr 1	Prime + 6%	$92,000	$7,112
General John T. Chain, Jr.	5/31/02	5/28/02	6/1/04	Dec 1/Jun 1	Prime + 6%	$400,000	$25,682

        On September 20, 2002, the Company issued a $1.0 million subordinated convertible note to its current Chairman of the Board, General John T. Chain, Jr. On November 11, 2002, the note was converted into 2,691,112 shares of the Company's common stock at $0.375 per share upon approval from stockholders at the Company's annual meeting. In addition, as consideration for the note, General Chain received a warrant to purchase 434,899 shares of the Company's common stock. The warrant included board designation, anti-dilution and registration rights. The Company's stockholder rights plan was amended on September 13, 2002 to exempt the transaction with General Chain from the rights plan. After conversion of the note, General Chain owned 29% of the Company's outstanding stock.

        A family member of the Company's CEO performed, on a contract basis, marketing services during 2002 and 2001. Fees and expenses related to these services were $92,000 in 2002 and $187,000 in 2001.

Note 14 Common Stock And Stock Options

        A summary of the status of the Company's stock options to employees as of December 31, 2002, 2001 and 2000 and changes in the years then ended is presented below.

	2002		2001		2000
Common Option Shares	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	988,424	$8.58	868,316	$9.29	1,339,932	$10.15
Granted	496,364	2.00	222,900	5.17	88,400	9.24
Exercised	(250)	1.13	(13,238)	0.02	(44,721)	11.00
Forfeited	(466,082)	6.24	(89,554)	8.28	(515,295)	11.44

Outstanding at end of year	1,018,456	$6.45	988,424	$8.58	868,316	$9.29

Options exercisable at year-end	550,252	$8.47	566,073	$9.88	518,106	$9.94
Weighted average grant-date fair value of options granted		$2.01		$5.25		$8.79

        The following table summarizes information about stock options outstanding at December 31, 2002.

		Options Outstanding
		Weighted Average Remaining Contractual Life (Years)		Options Exercisable
Common Options
			Weighted Average Exercise Price		Weighted Average Exercise Price
Exercise Price	Outstanding			Shares
$0.50-7.94	666,717	7.69	$4.67	218,187	$6.53
8.00-9.94	289,100	5.23	9.22	283,107	9.21
10.09-13.75	48,975	5.48	11.43	35,294	11.47
14.25-19.13	13,664	3.61	16.46	13,664	16.46

$0.50-19.13	1,018,456	6.83	$6.45	550,252	$8.47

Note 15 Supplemental Disclosure Of Cash Flow Information

	Year Ended December 31,
	2002	2001	2000
	In thousands of dollars
Interest paid	$522	$198	$215
Income taxes paid	$1,079	$1,676	$1,602

        During 2002, a non-cash conversion of $2.0 million of subordinated convertible notes were converted from debt to stockholders' equity.

THOMAS GROUP, INC.

CORPORATE INFORMATION

International Headquarters
5221 North O'Connor Boulevard
Suite 500
Irving, Texas 75039-3714
Telephone: (972) 869-3400
Fax: (972) 401-4220

Detroit Office
201 W. Big Beaver Road
Suite 201
Troy, Michigan 48084
Telephone: (248) 528-5110
Fax: (248) 528-3271	Hong Kong
Thomas Group Hong Kong Limited
Suite 2801, Tower 6
The Gateway
Harbour City, 9 Canton Road
Tsimshatsui, Kowloon, Hong Kong
Telephone: + 852 2175 4800
Fax: + 852 2175 4808

Switzerland
Thomas Group (Schweiz) GmbH
Baarerstrasse 135
CH-6301 Zug
Switzerland
Phone: +41 (0) 41 763 5623
Fax: +41 (0) 41 763 5624

Form 10-K and Other Financial Information Requests

A copy of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission and other financial information is available without charge upon written request to Investor Relations, Thomas Group, Inc., 5221 N. O'Connor Boulevard, Suite 500, Irving, Texas 75039-3714.

Annual Meeting

The Annual Meeting of Stockholders will be held on June 12, 2003 at 9:00 a.m. Central Time in the Company's offices, 5221 N. O'Connor Boulevard, Suite 500, Irving, Texas 75039-3714.

Stock Market Information and Related Stockholder Matters

The Company's Common Stock trades on the OTC Bulletin Board under the symbol TGIS.OB. At March 17, 2003, the Company had approximately 133 holders of record of its Common Stock. The Company has paid no cash dividends and the Company intends to retain future earnings in order to provide funds for use in the operation and expansion of the business.

Directors and Executive Officers

John R. Hamann
Chief Executive Officer and
President

James T. Taylor
Executive Vice President and
Chief Financial Officer

Jim Houlditch
President, North America Region

Toby Marion
President, Asian/Pacific Region

John T. Chain, Jr.
Chairman
Retired Executive Vice President
Burlington Northern Railroad

James E. Dykes
Director
Retired Executive Vice President
Corporate Development
Thomas Group, Inc.	Richard A. Freytag
Director
Retired President and Chief Executive Officer
Citicorp Banking Corporation

Charles M. Harper
Director
Retired Chairman and Chief Executive Officer
RJR Nabisco

David B. Mathis
Director
Chairman and Chief Executive Officer
Kemper Insurance Companies

 Corporate Information
Transfer Agent

Computershare
12039 West Alameda Parkway
Lakewood, CO 80228

 Auditor

Ernst & Young LLP
2121 San Jacinto Street
Suite 1500
Dallas, TX 75201