Form 10-Q
period 2003-03-31
THOMAS GROUP INC
filed 2003-05-15
CIK 900017

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 12, 2003 there were 9,556,139 shares of the registrant's common stock outstanding.

THOMAS GROUP, INC.

PART I—FINANCIAL INFORMATION

PART II—OTHER INFORMATION

Item 6—Exhibits and Reports on Form 8-K	16
Signatures	17
Certifications	18

ITEM I—FINANCIAL STATEMENTS

THOMAS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current Assets
Cash and cash equivalents	$1,917	$2,332
Trade accounts receivable, net of allowances of $45 in 2003 and 2002, respectively	6,146	6,454
Unbilled receivables	160	32
Other assets	908	766

Total Current Assets	9,131	9,584

Property and equipment, net	2,055	2,298
Other assets	217	229

	$11,403	$12,111

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,601	$2,514
Income taxes payable	358	531
Revolving line of credit	1,704	2,251
Current portion of long-term debt	4,938	1,000
Current maturities of indebtedness to related parties	71	71
Current maturities of other long-term obligations	6	6

Total Current Liabilities	9,678	6,373

Indebtedness to related parties	1,400	1,400
Long-term debt	—	3,901
Other long-term obligations	15	20

Total Liabilities	11,093	11,694

Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 12,109,538 shares issued and 9,556,139 shares outstanding in 2003 and 2002, respectively	121	121
Additional paid-in capital	26,616	26,638
Accumulated deficit	(3,175)	(3,090)
Accumulated other comprehensive loss	(793)	(793)
Treasury stock, 2,553,399 shares in 2003 and 2002, at cost, respectively	(22,459)	(22,459)

Total Stockholders' Equity	310	417

	$11,403	$12,111

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Consulting revenue before reimbursements	$7,598	$8,288
Reimbursements	143	478

Total revenue	7,741	8,766

Cost of sales before reimbursable expenses	4,062	6,828
Reimbursable expenses	143	478

Total cost of sales	4,205	7,306

Gross profit	3,536	1,460
Selling, general and administrative	3,435	5,762

Operating income (loss)	101	(4,302)
Interest expense	(199)	(77)
Other income, net	—	14

Loss before income taxes	(98)	(4,365)
Income tax benefit	(13)	(539)

Net loss	$(85)	$(3,826)

Loss per common share:
Basic	$(.01)	$(.92)
Diluted	$(.01)	$(.92)
Weighted average shares:
Basic	9,556,139	4,169,376
Diluted	9,556,139	4,169,376

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash Flows From Operating Activities:
Net loss	$(85)	$(3,826)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	252	317
Amortization	4	5
Amortization of debt discount	37	—
Bad debt	13	—
Gain on sale of assets	—	(8)
Other	(2)	—
Cancellation of stock option grants	(22)	(8)
Foreign currency loss	11	30
Change in operating assets and liabilities:
Decrease in trade accounts receivable	307	2,586
Increase in unbilled receivables	(128)	(144)
(Increase) decrease in other assets	(153)	313
Increase (decrease) in accounts payable and accrued liabilities	87	(1,761)
Increase (decrease) in income taxes payable	(173)	104

Net Cash Provided By (Used In) Operating Activities	148	(2,392)
Cash Flows from Investing Activities:
Proceeds from sale of assets	—	9
Capital expenditures	(10)	(285)

Net Cash Used In Investing Activities	(10)	(276)
Cash Flows From Financing Activities:
Net advances (repayments)—line of credit	(547)	354
Net advances (repayments)—other debt	(2)	92

Net Cash Provided By (Used In) Financing Activities	(549)	446
Effect of Exchange Rate Changes on Cash	(4)	59

Net Change In Cash	(415)	(2,163)
Cash and Cash Equivalents:
Beginning of period	2,332	3,821

End of period	$1,917	$1,658

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        1.     Basis of Presentation—The unaudited consolidated financial statements of Thomas Group, Inc. (the "Company") include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the 2002 fiscal year, filed with the Securities and Exchange Commission. The results of operations for the three month periods ended March 31, 2003 are not necessarily indicative of the results of operations for the entire year ending December 31, 2003. Certain amounts from prior periods have been reclassified to conform with the 2003 presentation.

        (a)   Stock Based Compensation—The Company grants incentive and non-qualified stock options and has reserved 3,550,000 shares of common stock for issuance under its stock option plans. Options to purchase shares of the Company's common stock have been granted to directors, officers and employees. The majority of the options granted become exercisable at the rate of 20% per year, and generally expire ten years after the date of grant.

        The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock Based Compensation." This statement requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
Dividend yield	0%	0%
Expected volatility	85%	65%
Risk free interest rate	3%	6%
Expected life (years)	5	5

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2003	2002
	In thousands, except per share data
Net loss as reported	$(85)	$(3,826)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(80)	(137)

Adjusted net loss	$(165)	$(3,963)

Loss per share
As reported
Basic	$(.01)	$(.92)
Diluted	$(.01)	$(.92)
As adjusted
Basic	$(.02)	$(.95)
Diluted	$(.02)	$(.95)

        2.     Financing Agreement—At March 31, 2003, the Company maintained a $8.0 million credit facility comprised of a $5.0 million term note and a $3.0 million revolving line of credit. On April 15, 2003, the Company and its senior lender amended the credit facility to extend the maturity date on both the term note and revolving line of credit, as well as a $150,000 amendment fee, relating to a prior amendment to the credit facility, to February 2, 2004. The April 15, 2003 amended credit facility waived all financial covenants through March 31, 2003, certain of which covenants had been breached as of and prior to that date. In addition, the Company made a term note payment of $1.0 million, reducing the term loan balance to $4.0 million, and reducing the credit facility to a total of $7.0 million. All United States assets of the Company and 100% of the outstanding capital voting stock of each foreign subsidiary secure the now $7.0 million credit facility. The $4.0 million term note bears interest at prime plus 4%. The $3.0 million revolving line of credit is subject to a borrowing base of 75% applied to the Company's United States trade accounts receivable outstanding less than 90 days. The revolving line of credit bears interest at prime plus 2%.

        The credit facility contains financial covenants, which if breached, could result in the acceleration of amounts owed under the credit facility. The financial covenants require the Company to (1) maintain certain levels of tangible net worth, debt to tangible net worth ratio, minimum levels of EBITDA, (2) to avoid two consecutive quarters that generate operating losses, and (3) restrict annual capital expenditures to $300,000. The covenants are tested monthly beginning April 30, 2003. Although retained earnings is not restricted by the credit facility, the declaration or payment of dividends is prohibited.

        At March 31, 2003 the Company had $1.7 million outstanding under the revolving line of credit and $5.0 million outstanding on the term note classified as current liabilities due to the maturity date of February 2, 2004.

        The Company used the revolving line of credit during the first quarter of 2003 to meet working capital requirements.

        3.     Liquidity Plan—Recent operating results and the restructuring of the Company's credit facility give rise to concerns about the Company's ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due and to remain in compliance with its restrictive loan covenants.

        The Company's need to raise additional equity or debt financing and its ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and in particular, its ability to successfully implement business and growth strategies. Currently, the Company is seeking financing alternatives to replace its current senior lender, as well as continuing the evaluation of the business on a daily basis to enhance its liquidity position. Such evaluation includes, appropriate furlough of its unassigned workforce, staff reductions and the downsizing or subleasing of facilities when necessary.

        The Company's performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company's control. The Company currently seeks business opportunities in the European, Asia/Pacific and North American regions and is affected by prevailing economic conditions in these regions. In addition, the recent conflict in Iraq, involving the United States military, could potentially have an adverse affect on the Company's liquidity due to the high concentration of United States government contracts, which could result in delays in program operations. If future cash flows and capital resources are insufficient to meet the Company's debt obligations and commitments, the Company may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or restructure or refinance its debt. In the event the Company is unable to do so, the Company may be left without sufficient liquidity and it may not be able to meet its debt service requirements. In such case, an event of default would occur under the credit facility and could result in all of the Company's indebtedness becoming immediately due and payable. As a result, the Company's senior lender would be able to foreclose on the Company's assets.

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

	Three Months Ended March 31,
In thousands, except per share data
	2003	2002
	In thousands, except per share data
Numerator
Net loss	$(85)	$(3,826)

Denominator
Weighted Average Shares Outstanding:
Basic	9,556	4,169
Effect of dilutive securities:
Common stock options and warrants	—	—

Diluted	9,556	4,169

Loss per share
Basic	$(.01)	$(.92)
Diluted	$(.01)	$(.92)

        Stock options and warrants outstanding in 2003 and 2002 that are not included in the diluted earnings per share computation due to the antidilutive effects are 2,426,058 and 1,312,215, respectively.

Such options and warrants are excluded due to the Company incurring a net loss for all periods presented.

        5.     Significant Clients—The Company recorded revenue from the United States Navy of $2.6 million, or 34% of revenue for the three months ended March 31, 2003.

        The Company recorded revenue from CACI (formerly Acton Burnell) of $2.6 million, or 34% of revenue for the three months ended March 31, 2003. Revenue for the same client totaled $2.2 million, or 25% of revenue for the three months ended March 31, 2002.

        The Company recorded revenue from Robert Bosch of $3.7 million, or 45% of revenue for the three month period ended March 31, 2002.

        There were no other clients from whom revenue exceeded 10% of total revenue in the three months ended March 31, 2003 and 2002, respectively.

        6.     Comprehensive Income or Loss—Comprehensive income or loss includes all changes in equity (foreign currency translation), except those resulting from investments by owners and distributions to owners. For the three months ended March 31, 2003 and 2002, net loss is the only component of comprehensive income.

        7.     Legal Proceedings—The Company has become subject to various claims and other legal matters, such as collection matters initiated by the Company, in the course of conducting its business. The Company believes that neither such claims and legal matters nor the cost of prosecuting and/or defending such claims and legal matters will have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows. No material claims are currently pending; however, no assurances can be given that future claims, if any, may not be material.

        8.     Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2003	2002
	In thousands of dollars
Interest paid	$205	$82
Taxes paid	$183	$260

        9.     Segment Data—The Company operates in one industry segment, but conducts its business primarily in three geographic areas: North America, Europe and Asia/Pacific. Information regarding these areas follows:

	Three Months Ended March 31,
	2003	2002
	In thousands of dollars
Revenue before reimbursements:
North America	$6,780	$2,745
Europe	49	4,463
Asia/Pacific	769	1,080

Total revenue before reimbursements	$7,598	$8,288

Gross profit (loss):
North America	$3,636	$355
Europe	(117)	1,354
Asia/Pacific	17	(249)

Total gross profit	$3,536	$1,460

Long-lived assets:
North America	$1,857	$2,691
Europe	144	770
Asia/Pacific	162	247
Corporate	109	3,161

	$2,272	$6,869

        10.   Income Taxes—During the three months ended March 31, 2003, the Company recorded a net income tax benefit of $13,000. This is comprised of $37,000 of tax benefits on its foreign operations offset by $24,000 of state income tax expense. Currently, the Company records no net deferred tax assets due to the fact that the Company believes the recovery of its net deferred tax assets is uncertain, given operating losses experienced in recent years. The Company's net deferred tax assets have been offset by a valuation allowance. The net deferred tax assets are still available to the Company and could be used in the future. Utilization of net operating loss carryforwards in the future may be limited if changes in the Company's stock ownership create a change in control as provided in Section 382 of the Internal Revenue Code of 1986, as amended.

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

        The following table sets forth the percentages which items in the statement of operations bear to consulting revenue before reimbursements:

	Three Months Ended March 31,
	2003	2002
Consulting revenue before reimbursements	100.0%	100.0%
Cost of sales before reimbursable expenses	53.5	82.4

Gross profit	46.5	17.6
Selling, general and administrative	45.2	69.5

Operating income (loss)	1.3	(51.9)
Interest expense	(2.6)	(0.9)
Other income, net	—	0.1

Loss before income taxes	(1.3)	(52.7)
Income tax benefit	(0.2)	(6.5)

Net loss	(1.1)%	(46.2)%

Three Month Period Ended March 31, 2003 Compared to Three Month Period Ended March 31, 2002

        Revenue—The Company has adopted a Financial Accounting Standards Board Staff Announcement that requires certain reimbursements received for out-of-pocket expenses incurred be classified in the income statement as revenue. The Company has presented revenue in two components: consulting revenue before reimbursements or "net revenue" and reimbursements. Reimbursements reclassified to revenue for the three month periods ended March 31, 2003 and 2002 were $0.1 million and $0.5 million, respectively. In addition, cost of sales has also been presented in two components: cost of sales before reimbursable expenses or "net cost of sales" and reimbursable expenses.

        Net revenue decreased $0.7 million or 8% to $7.6 million from $8.3 million when comparing the first quarter of 2003 to the first quarter of 2002.

        Fixed fee revenue accounted for 100% of net revenue for the first quarter of 2003. Fixed and incentive fee revenue accounted for 77% and 23% of net revenue, respectively, for the first quarter of 2002.

        North America region revenue increased $4.1 million or 152% to $6.8 million in 2003 from $2.7 million in 2002. The majority of the increase in revenue reflects the Company's successful efforts in obtaining significant contracts in the United States government sector, primarily with the United States military, resulting in a $2.9 million increase in government business. The North America region also increased its commercial business $1.2 million.

        Asia/Pacific region revenue decreased $0.4 million or 36% to $0.7 million in 2003 from $1.1 million in 2002. The decrease in revenue is primarily attributable to the completion of a contract with HengAn, which resulted in decreased billings of $0.5 million. The Company was unable to replace this contract with contracts of a similar magnitude.

        Europe region revenue decreased $4.4 million or 99% to $49,000 in 2003 from $4.5 million in 2002. The decrease in revenue reflects the completion of the Company's contract with Robert Bosch, which produced revenue of $3.7 million in 2002 compared to $49,000 in 2003. The Company was unable to replace this contract with contracts of a similar magnitude.

        Gross Profit—Gross profit was 46% of net revenue or $3.5 million in the first quarter of 2003 compared to 18% or $1.5 million during the first quarter of 2002. The increase in gross profit is attributable to a decrease of $2.8 million in net cost of sales resulting from reductions in staff when comparing the first quarter of 2003 with 2002 and the Company's furlough of full-time employees not currently assigned to programs. In addition, certain employees were subject to salary reductions of 10% and 5% of base salary for the months of January and February of 2003, respectively.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses decreased to $3.4 million in the first quarter of 2003 from $5.8 million in the first quarter of 2002. The decrease in selling, general and administrative expenses is due to realizing, in the first quarter of 2003, the full benefit of staff reduction actions taken when comparing to the first quarter of 2002. In addition, certain employees were subject to salary reductions of 10% and 5% of base salary and senior executives were subject to salary reductions of 17% and 8% of base salary for the months of January and February of 2003, respectively. The total impact of these cost reduction actions on personnel expenses and related travel and telecom costs was $1.6 million. Also, the Company was able to reduce its other expense items by $0.7 million, primarily in the areas of outside consultants, legal and accounting services, recruiting, training, office rent, equipment rental and depreciation expense.

Liquidity and Capital Resources

        Cash and cash equivalents decreased by $0.4 million in the first three months of 2003 compared to a $2.2 million decrease in the first three months of 2002. The major components of these changes are discussed below:

        Cash Flows from Operating Activities—Operating activities provided cash of $0.1 million during the first three months of 2003 compared to a use of cash of $2.4 million during the first three months of 2002. The increase in cash provided by operations is primarily due to a significant decrease in the Company's net loss and a $1.0 million decrease in incentive compensation and severance payments.

        Cash Flows from Investing Activities—Cash flows used in investing activities totaled $10,000 during the first three months of 2003 for a computer software upgrade. Cash flows used in investing activities for the first quarter of 2002 totaled $0.3 million for the purchase of leasehold improvements and website development costs.

        Cash Flows from Financing Activities—Cash flows used in financing activities were $0.5 million during the first three months of 2003 primarily due to net repayments on the Company's revolving line of credit. Cash flows provided by financing activities for the comparable period were $0.4 million and were due to the securing of $0.1 million of subordinated debt and $0.3 million of net advances on the Company's line of credit.

        The Company currently has a stock repurchase plan, which allows the Company to repurchase up to 750,000 shares of the Company's common stock. The Company has approximately 505,000 shares available to purchase under this plan. The Company has not purchased any treasury shares since October of 2001.

  Financing Agreement

        On April 15, 2003, the Company reached agreement with its senior lender to amend the existing $8.0 million credit facility. This credit facility consisted of a $5.0 million term note and a $3.0 million revolving line of credit. The amended credit facility extended the maturity date on the term note and the revolving credit facility, as well as a $150,000 amendment fee, relating to a prior amendment to the credit facility, to February 2, 2004. In consideration for these extended credit terms, the Company has made a $1.0 million term note payment on April 15, 2003 and reset its financial covenants. These financial covenants will be tested monthly beginning April 30, 2003.

        The extended maturity date of the now $7.0 million credit facility, after payment of $1.0 million on April 15, 2003, will enable the Company to better meet its liquidity needs during 2003. Please see The Company's Liquidity Plan below.

  The Company's Liquidity Plan

        Recent operating results and the restructuring of the Company's credit facility give rise to concerns about the Company's ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due and to remain in compliance with its restrictive loan covenants.

        The Company's need to raise additional equity or debt financing and its ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and in particular, its ability to successfully implement business and growth strategies. Currently, the Company is seeking financing alternatives to replace its current senior lender, as well as continuing the evaluation of the business on a daily basis to enhance its liquidity position. Such evaluation includes, appropriate furlough of its unassigned workforce, staff reductions and the downsizing or subleasing of facilities when necessary.

        The Company's performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company's control. The Company currently seeks business opportunities in the European, Asia/Pacific and North American regions and is affected by prevailing economic conditions in these regions. In addition, the recent conflict in Iraq, involving the United States military, could potentially have an adverse affect on the Company's liquidity due to the high concentration of United States government contracts, which could result in delays in program operations. If future cash flows and capital resources are insufficient to meet the Company's debt obligations and commitments, the Company may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or restructure or refinance its debt. In the event the Company is unable to do so, the Company may be left without sufficient liquidity and it may not be able to meet its debt service requirements. In such case, an event of default would occur under the credit facility and could result in all of the Company's indebtedness becoming immediately due and payable. As a result, the Company's senior lender would be able to foreclose on the Company's assets.

Inflation

        Although the operations of the Company are influenced by general economic conditions, the Company does not believe inflation had a material effect on the results of operations during the three month periods ended March 31, 2003 and 2002. However, there can be no assurance the Company's business will not be affected by inflation in the future.

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

  •
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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company's credit agreement provides for borrowings which bear interest of prime plus 2% on a $3.0 million revolving line of credit and prime plus 4% on a $4.0 million term note. In addition, the Company has obtained subordinated debt financing of $1.5 million, which bears interest of prime plus 6%. Since January 1, 1993, the prime rate has fluctuated between 9.5% and 4.25%. Based on the volatility of the prime rate in recent years, a five percentage point increase in interest rates would have resulted in $64,000 of additional interest expense in the first three months of 2003. The Company had borrowings on its revolving credit facility from time to time during the first three months of 2003, with an outstanding balance of $1.7 million at March 31, 2003. Through May 12, 2003, the Company had additional borrowings of $1.3 million and repayments of $2.6 million. As of May 12, 2003, the Company had $0.4 million of outstanding borrowings on the revolving credit facility. The full amount of the term portion of the credit facility of $5.0 million, subsequently reduced to $4.0 million on April 15, 2003, was outstanding during the first three months of 2003.

        Due to the Company's foreign operations in Europe and Asia, the Company is exposed to transaction adjustments with respect to foreign currency. The Company uses the United States dollar as its functional currency. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. The Company incurred foreign exchange losses of $11,000 and $30,000 for the three month periods ended March 31, 2003 and 2002, respectively. At March 31, 2003, the effect of a 10% increase in foreign exchange rates would have resulted in a $189,000 foreign currency exchange loss on the Company's non-United States denominated assets and a $30,000 foreign exchange gain on the Company's non-United States denominated liabilities. As such, the net effect of a 10% increase in the Company's foreign exchange rates, at March 31, 2003, would have been a $159,000 foreign currency exchange loss. The Company believes that transacting business in countries with traditionally stable currencies mitigates the effect of any near-term foreign currency transaction adjustments on the Company's financial position, results of operations and cash flows.

        The Company has not engaged in foreign currency hedging transactions nor does the Company have any derivative financial instruments. However, going forward, the Company will assess the need to enter into hedging transactions to limit its risk due to fluctuations in exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

        Based on the evaluation of the Company's disclosure controls and procedures as of the date within 90 days of the filing date of this quarterly report, each of John R. Hamann, the President and Chief Executive Officer, and James T. Taylor, Executive Vice President and Chief Financial Officer, have concluded that, in their judgment, the Company's disclosure controls and procedures are designed to ensure that material information relating to the Company, including the Company's subsidiaries, is accumulated and communicated to the Company's management, including its principal executive and financial officers of the Company or its subsidiaries, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

THOMAS GROUP, INC.

PART II—OTHER INFORMATION

Item 6—Exhibits and Reports on Form 8-K
(a)	Exhibits:
99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K for the Quarter Ending March 31, 2003:
None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Thomas Group, Inc. Registrant
May 15, 2003 Date	/s/ John R. Hamann John R. Hamann President and Chief Executive Officer
May 15, 2003 Date	/s/ James T. Taylor James T. Taylor Executive Vice President and Chief Financial Officer

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ James T. Taylor James T. Taylor Executive Vice President and Chief Financial Officer

QuickLinks

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
THOMAS GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS