Form 10-Q
period 2003-06-30
THOMAS GROUP INC
filed 2003-08-14
CIK 900017

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003
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

        As of August 11, 2003 there were 9,555,662 shares of the registrant's common stock outstanding.

ITEM 1—FINANCIAL STATEMENTS

THOMAS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current Assets
Cash and cash equivalents	$1,097	$2,332
Trade accounts receivable, net of allowances of $45 in 2003 and 2002, respectively	6,014	6,454
Unbilled receivables	475	32
Other assets	890	766

Total Current Assets	8,476	9,584

Property and equipment, net	1,830	2,298
Other assets	216	229

	$10,522	$12,111

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,200	$2,514
Income taxes payable	372	531
Revolving line of credit	2,354	2,251
Current portion of long-term debt	3,974	1,000
Current maturities of indebtedness to related parties	1,400	71
Current maturities of other long-term obligations	6	6

Total Current Liabilities	10,306	6,373

Indebtedness to related parties	—	1,400
Long-term debt	—	3,901
Other long-term obligations	12	20

Total Liabilities	10,318	11,694

Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 12,109,538 shares issued and 9,555,662 outstanding in 2003 and 2002, respectively	121	121
Additional paid-in capital	26,606	26,638
Accumulated deficit	(3,271)	(3,090)
Accumulated other comprehensive loss	(793)	(793)
Treasury stock, 2,553,876 shares in 2003 and 2002, at cost, respectively	(22,459)	(22,459)

Total Stockholders' Equity	204	417

	$10,522	$12,111

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Consulting revenue before reimbursements	$6,983	$8,007	$14,581	$16,295
Reimbursements	182	445	325	923

Total revenue	7,165	8,452	14,906	17,218

Cost of sales before reimbursable expenses	3,760	5,112	7,822	11,940
Reimbursable expenses	182	445	325	923

Total cost of sales	3,942	5,557	8,147	12,863

Gross profit	3,223	2,895	6,759	4,355
Selling, general and administrative	3,134	4,526	6,569	10,288

Operating income (loss) before restructuring	89	(1,631)	190	(5,933)
Restructuring charges	—	379	—	379

Operating income (loss)	89	(2,010)	190	(6,312)
Interest expense	(173)	(174)	(372)	(251)
Other income, net	3	4	3	18

Loss before income taxes	(81)	(2,180)	(179)	(6,545)
Income taxes (benefit)	15	139	2	(400)

Net loss	$(96)	$(2,319)	$(181)	$(6,145)

Loss per common share:
Basic and diluted	$(.01)	$(.55)	$(.02)	$(1.47)
Weighted average shares:
Basic and diluted	9,555,662	4,192,118	9,555,662	4,180,810

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash Flows From Operating Activities:
Net loss	$(181)	$(6,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	499	632
Amortization	9	9
Amortization of debt discount	73	—
Bad debt	13	—
Loss on sale of assets	—	7
Loss from restructuring activities	—	379
Other	(4)	10
Cancellation of stock option grants	(32)	(35)
Foreign currency (gain) loss	(2)	93
Change in operating assets and liabilities:
Decrease in trade accounts receivable	437	3,210
(Increase) decrease in unbilled receivables	(442)	18
(Increase) decrease in other assets	(142)	1,342
Decrease in accounts payable and accrued liabilities	(299)	(1,953)
Decrease in income taxes payable	(160)	(482)

Net Cash Used In Operating Activities	(231)	(2,915)
Cash Flows from Investing Activities:
Proceeds from sale of assets	—	29
Capital expenditures	(29)	(351)

Net Cash Used In Investing Activities	(29)	(322)
Cash Flows From Financing Activities:
Net advances (repayments)—line of credit	103	(794)
Advances (repayments) of related party indebtedness	(71)	1,492
Repayments—other debt	(1,004)	—

Net Cash Provided By (Used In) Financing Activities	(972)	698
Effect of Exchange Rate Changes on Cash	(3)	8

Net Change In Cash	(1,235)	(2,531)
Cash and Cash Equivalents:
Beginning of period	2,332	3,821

End of period	$1,097	$1,290

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        1.     (a) Basis of Presentation—The unaudited consolidated financial statements of Thomas Group, Inc. (the "Company") include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the 2002 fiscal year, filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results of operations for the entire year ending December 31, 2003. Certain amounts from prior periods have been reclassified to conform with the 2003 presentation.

                (b)   Stock Based Compensation—The Company grants incentive and non-qualified stock options and has reserved 3,550,000 shares of common stock for issuance under its stock option plans. Options to purchase shares of the Company's common stock have been granted to directors, officers and employees. The majority of the options granted become exercisable at the rate of 20% per year, and generally expire ten years after the date of grant.

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

	Six Months Ended June 30,
	2003	2002
Dividend yield	0%	0%
Expected volatility	85%	65%
Risk free interest rate	3%	6%
Expected life (years)	5	5

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	In thousands, except per share data
Net loss as reported	$(96)	$(2,319)	$(181)	$(6,145)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(71)	(35)	(177)	(182)

Adjusted net loss	$(167)	$(2,354)	$(358)	$(6,327)

Loss per share
As reported
Basic and diluted	$(.01)	$(.55)	$(.02)	$(1.47)
As adjusted
Basic and diluted	$(.02)	$(.56)	$(.04)	$(1.51)

        2.     Financing Agreement—At June 30, 2003, the Company maintained a $7.0 million credit facility, consisting of a $4.0 million term note and a $3.0 million revolving line of credit. All United States assets of the Company and 100% of the outstanding capital voting stock of each foreign subsidiary secure the $7.0 million credit facility. The $4.0 million term note bears interest at prime plus 4%. The $3.0 million revolving line of credit is subject to a borrowing base of 75% applied to the Company's United States trade accounts receivable outstanding less than 90 days. The revolving line of credit bears interest at prime plus 2%.

        The credit facility contains financial covenants, which if breached, could result in the acceleration of amounts owed under the credit facility. The financial covenants require the Company to (1) maintain certain levels of tangible net worth, debt to tangible net worth ratio, minimum levels of EBITDA, (2) avoid two consecutive quarters that generate operating losses, and (3) restrict annual capital expenditures to $300,000. As of June 30, 2003, the Company was not in compliance with certain of its debt covenants, however, the lender has waived all violations through August 31, 2003. Although retained earnings are not restricted by the credit facility, the declaration or payment of dividends is prohibited.

        Contained within the term note is a provision requiring the Company to make term note payments based on second and third quarter 2003 consolidated cash flow from operations. The Company is required to make a term note payment equal to 50% of consolidated cash flow from operations above the stated quarterly targets contained in the term note. This payment is due on or before August 15, 2003 for the second quarter and on of before November 15, 2003 for the third quarter. For the second quarter of 2003 the Company will be required to make a term note payment of $150,000 under this provision.

        At June 30, 2003 the Company had $2.4 million outstanding under the revolving line of credit and $4.0 million outstanding on the term note classified as current liabilities, due to the maturity date of February 2, 2004.

        The Company used the revolving line of credit during the first six months of 2003 to meet working capital requirements.

        3.     Liquidity Plan—Recent operating results and the restructuring of the Company's credit facility give rise to concerns about the Company's ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due and to remain in compliance with its restrictive loan covenants.

        The Company's need to raise additional equity or debt financing and its ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and in particular, its ability to successfully implement business and growth strategies. Currently, the Company is seeking financing alternatives to replace its current senior lender, as well as continuing the evaluation of the business on a daily basis to enhance its liquidity position. Such evaluation includes appropriate furlough of its unassigned workforce, staff reductions and the downsizing or subleasing of facilities when necessary.

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

	Three Months Ended		Six Months Ended
	2003	2002	2003	2002
	In thousands, except per share data
Numerator:
Net loss	$(96)	$(2,319)	$(181)	$(6,145)

Denominator:
Weighted Average Shares Outstanding:
Basic	9,556	4,192	9,556	4,181
Effect of dilutive securities:
Common stock options and warrants	—	—	—	—

Diluted	9,556	4,192	9,556	4,181

Loss per share:
Basic and diluted	$(.01)	$(.55)	$(.02)	$(1.47)

        Stock options and warrants outstanding in 2003 and 2002 that are not included in the diluted earnings per share computation due to the antidilutive effects are 2,416,026 and 1,392,525, respectively. Such options and warrants are excluded due to the Company incurring a net loss for all periods presented.

        5.     Significant Clients—The Company recorded revenue from CACI International of $2.6 million and $5.2 million or 38% and 36% of revenue for the three and six month periods ended June 30, 2003. Revenue from CACI International totaled $2.2 million and $4.4 million or 26% and 27% of revenue for the three and six month periods ended June 30, 2002.

        The Company recorded revenue from the United States Navy of $2.2 million and $4.9 million or 32% and 33% of revenue for the three and six month periods ended June 30, 2003.

        In 2002, the Company recorded revenue from Robert Bosch of $3.9 million and $7.6 million or 49% and 47% of revenue for the three and six month periods ended June 30, 2002.

        There were no other clients from whom revenue exceeded 10% of total revenue in the three and six month periods ended June 30, 2003 and 2002, respectively.

        6.     Comprehensive Income or Loss—Comprehensive income or loss includes all changes in equity (foreign currency translation), except those resulting from investments by owners and distributions to owners. For the three and six month periods ended June 30, 2003 and 2002, net loss is the only component of comprehensive income.

        7.     Legal Proceedings—The Company is involved in various claims and other legal matters, such as collection matters initiated by the Company, in the course of conducting its business. The Company believes that neither such claims and legal matters nor the cost of prosecuting and/or defending such claims and legal matters will have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows. No material claims are currently pending; however, no assurances can be given that future claims, if any, may not be material.

        8.     Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
	2003	2002
	In thousands of dollars
Interest paid	$485	$166
Taxes paid	$228	$1,003

        9.     Segment Data—The Company operates in one industry segment, but conducts its business primarily in three geographic areas: North America, Europe and Asia/Pacific. Information regarding these areas follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	In thousands of dollars
Revenue before reimbursements:
North America	$6,138	$2,738	$12,918	$5,483
Europe	—	4,377	49	8,840
Asia/Pacific	845	892	1,614	1,972

Total revenue before reimbursements	$6,983	$8,007	$14,581	$16,295

Gross profit (loss):
North America	$3,099	$3,090	$6,735	$3,445
Europe	2	1,354	(115)	2,708
Asia/Pacific	122	(1,549)	139	(1,798)

Total gross profit	$3,223	$2,895	$6,759	$4,355

	June 30, 2003	December 31, 2002
	In thousands of dollars
Long-lived assets:
North America	$1,676	$2,065
Europe	118	162
Asia/Pacific	148	187
Corporate	104	113

	$2,046	$2,527

        10.   Income Taxes—During the three months ended June 2003, the Company recorded income tax expense of $15,000 consisting of $13,000 of state tax expense and $2,000 of foreign income tax expense. For the six months ended June 30, 2003 the Company recorded net income tax expense of $2,000 comprised of $37,000 of state tax expense offset by $35,000 of foreign income tax benefits. Currently, the Company records no net deferred tax assets due to the fact that the Company believes the recovery of its net deferred tax assets is uncertain, given operating losses experienced in recent years. The Company's net deferred tax assets have been offset by a valuation allowance. The net deferred tax assets are still available to the Company and could be used in the future. Utilization of net operating loss carryforwards in the future may be limited if changes in the Company's stock ownership create a change in control as provided in Section 382 of the Internal Revenue Code of 1986, as amended.

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

        The loss from liquidation of the German subsidiary is presented in the consolidated statements of operations and consolidated statements of cash flows under the caption "Restructuring charges" and "Loss from restructuring activities", respectively. At June 30, 2002 the Company recorded restructuring charges of $0.4 million.

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

        In addition to its North America operations, the Company has operations in its Europe and Asia/Pacific regions. The majority of contracts in these regions have been denominated using the United States dollar. However, some of the Company's contracts are in the local currency of the client, therefore, the Company is exposed to currency fluctuation risk.

        The following table sets forth the percentages which items in the statement of operations bear to consulting revenue before reimbursements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Consulting revenue before reimbursements	100.0%	100.0%	100.0%	100.0%
Cost of sales before reimbursable expenses	53.8	63.8	53.6	73.3

Gross profit	46.2	36.2	46.4	26.7
Selling, general and administrative	44.9	56.5	45.1	63.1

Operating income (loss) before restructuring	1.3	(20.3)	1.3	(36.4)
Restructuring charges	—	4.7	—	2.3

Operating income (loss)	1.3	(25.0)	1.3	(38.7)
Interest expense	(2.5)	(2.2)	(2.6)	(1.5)
Other income, net	—	—	—	0.1

Loss before income taxes	(1.2)	(27.2)	(1.3)	(40.1)
Income taxes (benefit)	0.2	1.7	—	(2.5)

Net loss	(1.4)%	(28.9)%	(1.3)%	(37.6)%

        The Company adheres to a Financial Accounting Standards Board Staff Announcement that requires certain reimbursements received for out-of-pocket expenses incurred be classified in the income statement as revenue. The Company has presented revenue in two components: consulting revenue before reimbursements or "net revenue" and reimbursements. In addition, cost of sales has also been presented in two components: cost of sales before reimbursable expenses or "net cost of sales" and reimbursable expenses.

Three Month Period Ended June 30, 2003 Compared to Three Month Period Ended June 30, 2002

        Revenue—Net revenue decreased $1.0 million or 13% to $7.0 million from $8.0 million when comparing the second quarter of 2003 to the second quarter of 2002.

        Fixed and incentive fee revenue accounted for 99% and 1% of net revenue, respectively, for the second quarter of 2003. Fixed and incentive fee revenue accounted for 68% and 32% of net revenue, respectively, for the second quarter of 2002.

        North America region revenue increased $3.4 million or 126% to $6.1 million in 2003 from $2.7 million in 2002. The increase in revenue reflects increases in both government and commercial business. Government contract revenue increased to $5.4 million or 135% in 2003 from $2.3 million in 2002, while commercial business increased to $0.7 million or 75% in 2003 from $0.4 million in 2002.

        Asia/Pacific region revenue decreased $47,000 or 11% to $0.8 million in 2003 from $0.9 million in 2002. The slight decrease in revenue reflects revenue from completed contracts in 2002 surpassing revenue from new contracts in 2003.

        The Company was unable to sign any contracts in its Europe region during the second quarter of 2003, primarily due to an adverse economic climate for consulting services. The Company recorded revenue of $4.4 million in 2002, primarily due to $3.9 million in revenue from its major contract with Robert Bosch, which was completed in the first quarter of 2003. The Company continues to pursue revenue opportunities in Europe from its office in Switzerland.

        Gross Profit—Gross profit was 46% of net revenue or $3.2 million in 2003 compared to 36% or $2.9 million in 2002. The increase in gross profit is attributable to a decrease of $1.4 million in net cost of sales. The decrease in net cost of sales is related to staff reductions, primarily the furlough of full-time employees not currently assigned to programs, which led to a significant decrease in personnel cost and related travel and telecom costs.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses decreased $1.4 million to $3.1 million in 2003 from $4.5 million in 2002. The decrease in selling, general and administrative expenses reflects the absence of $0.4 million in cost related to the Company's financing activities during 2002, primarily in the areas of legal and accounting professional services. Also, the Company was able to reduce its equipment rental cost by $0.2 million, primarily by returning unnecessary laptop computers to the lessor. Office rent and property tax expense decreased $0.2 million, which are attributable to the restructuring in Europe as the Company dissolved its operations in Germany and the revaluation of tax values at Company office facilities. The Company also had savings of $0.3 million in personnel cost, including salaries and related travel and telecom costs related to staff reductions in sales.

        Restructuring Charges—During the second quarter of 2002 the Company filed a petition with the German government to dissolve its German subsidiary. Costs for the second quarter of 2002 associated with this filing were $0.4 million. Please see Note 11 to the Company's consolidated financial statements.

Six Month Period Ended June 30, 2003 Compared to Six Month Period Ended June 30, 2002

        Revenue—Net revenue decreased $1.7 million or 10% to $14.6 million from $16.3 million when comparing the first half of 2003 with 2002.

        Fixed and incentive fee revenue accounted for 99% and 1% of net revenue, respectively, for the first half of 2003 and 73% and 27% of net revenue, respectively, for the first half of 2002.

        North America region revenue increased $7.4 million or 135% to $12.9 million in 2003 from $5.5 million in 2002. The increase in revenue reflects increases in both government and commercial business. Government contract revenue increased to $10.8 million or 120% in 2003 from $4.9 million in 2002, while commercial business increased to $2.1 million or 250% in 2003 from $0.6 million in 2002.

        Asia/Pacific region revenue decreased $0.4 million or 20% to $1.6 million in 2003 from $2.0 million in 2002. The decrease in revenue reflects revenue from completed contracts in 2002 surpassing revenue from new contracts in 2003.

        Europe region revenue decreased to $49,000 or 99% from $8.8 million in 2002. The decrease is attributable to the completion of a significant contract with Robert Bosch, which produced $7.6 million in revenue during the first half of 2002. The Company has been unable to replace this revenue during the first half of 2003.

        Gross Profit—Gross profit was 46% of net revenue or $6.8 million in 2003 compared to 27% or $4.4 million in 2002. The increase in gross profit is attributable to a decrease of $4.1 million in net cost of sales. The decrease in net cost of sales is related to staff reductions, primarily the furlough of full-time employees not currently assigned to programs, which led to a significant decrease in personnel cost and related travel and telecom costs.

        Selling, General and Administrative—Selling, general and administrative expenses decreased $3.7 million to $6.6 million in 2003 from $10.3 million in 2002. The decrease in selling, general and administrative expenses reflects the reduction in sales personnel, which contributed $2.0 million in cost savings, including salaries and related travel and telecom costs. The absence of cost related to the Company's financing activities during 2002, primarily in the areas of legal and accounting professional services resulted in $0.5 million in cost savings. Also, the Company was able to reduce its equipment rental cost by $0.3 million, primarily by returning unnecessary laptop computers to the lessor. Office rent savings of $0.1 million were realized through the restructuring in Europe as the Company dissolved its operations in Germany. The Company also was able to reduce its other expense items by $0.8 million primarily in the areas of sales training and recruiting, and depreciation expense.

        Restructuring Charges—During the second quarter of 2002 the Company filed a petition with the German government to dissolve its German subsidiary. Costs for the first half of 2002 associated with this filing were $0.4 million. Please see Note 11 to the Company's consolidated financial statements.

Liquidity and Capital Resources

        Cash and cash equivalents decreased by $1.2 million in the first six months of 2003 compared to a $2.5 million decrease in the first six months of 2002. The major components of these changes are discussed below:

        Cash Flows from Operating Activities—Operating activities used cash of $0.2 million during the first half of 2003 compared to a use of cash of $2.9 million in 2002. The decrease in cash used from operations is due to a significant decrease in the Company's net loss for the period.

        Cash Flows from Investing Activities—Cash flows used in investing activities totaled $29,000 during the first half of 2003, primarily for upgrades to computer software. Cash flows used in investing activities for the first half of 2002 totaled $0.3 million for leasehold improvements and capitalization of web site development costs.

        Cash Flows from Financing Activities—Cash flows used in financing activities were approximately $1.0 million during the first half of 2003, primarily due to $1.0 million term note payment made to the Company's senior lender as part of a restructuring of the Company's credit facility. Cash flows provided by financing activities were $0.7 million during the first half of 2002 and were due to the obtaining of $1.5 million of subordinated debt offset by $0.8 million of net repayments on the Company's revolving credit facility.

        The Company currently has a stock repurchase plan, which allows the Company to repurchase up to 750,000 shares of the Company's common stock. The Company has approximately 408,000 shares available to purchase under this plan. The Company has not purchased any treasury shares since October of 2001.

  Financing Agreement

        At June 30, 2003, the Company maintained a $7.0 million credit facility consisting of a $4.0 million term note and a $3.0 million revolving line of credit. All United States assets of the Company and 100% of the outstanding capital voting stock of each foreign subsidiary secure the $7.0 million credit facility. The $4.0 million term note bears interest at prime plus 4%. The $3.0 million revolving line of credit is subject to a borrowing base of 75% applied to the Company's United States trade accounts receivable outstanding less than 90 days. The revolving line of credit bears interest at prime plus 2%.

        The credit facility contains financial covenants, which if breached, could result in the acceleration of amounts owed under the credit facility. The financial covenants require the Company to (1) maintain certain levels of tangible net worth, debt to tangible net worth ratio, minimum levels of EBITDA, (2) to avoid two consecutive quarters that generate operating losses, and (3) restrict annual capital expenditures to $300,000. As of June 30, 2003, the Company was not in compliance with certain of its debt covenants, however, the lender has waived all violations through August 31, 2003. Although retained earnings are not restricted by the credit facility, the declaration or payment of dividends is prohibited.

        Contained within the term note is a provision requiring the Company to make term note payments based on second and third quarter 2003 consolidated cash flow from operations. The Company is required to make a term note payment equal to 50% of consolidated cash flow from operations above the stated quarterly targets contained in the term note. This payment is due on or before August 15, 2003 for the second quarter and on of before November 15, 2003 for the third quarter. For the second quarter of 2003 the Company will be required to make a term note payment of $150,000 under this provision.

        At June 30, 2003 the Company had $2.4 million outstanding under the revolving line of credit and $4.0 million outstanding on the term note classified as current liabilities due to the maturity date of February 2, 2004.

        The Company used the revolving line of credit during the first six months of 2003 to meet working capital requirements.

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

Inflation

        Although the operations of the Company are influenced by general economic conditions, the Company does not believe inflation had a material effect on the results of operations during the three and six month periods ended June 30, 2003 and 2002. However, there can be no assurance the Company's business will not be affected by inflation in the future.

"Safe Harbor" Statement Under The Private Securities Litigation Reform Act:

        With the exception of historical information, the matters discussed in this report are "forward looking statements" as that term is defined in Section 21E of the Securities Exchange Act of 1934.

        The Company has identified several important factors which could cause actual results to differ materially from those predicted, including, by way of example:

  •
  The competitive nature of the management consulting industry in light of new entrants into the industry and the difficulty of differentiating the services offered to potential clients;

  •
  The time required by prospective clients to fully understand the value and complexity of a typical PVM program may result in an extended lead time to close new business;

  •
  Performance-oriented fees are earned upon the achievement of improvements in a client's business;

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company's credit agreement provides for borrowings which bear interest of prime plus 2% on a $3.0 million revolving line of credit and prime plus 4% on a $4.0 million term note. In addition, the Company has subordinated debt financing of $1.4 million, which bears interest of prime plus 6%. Since January 1, 1993, the prime rate has fluctuated between 9.5% and 4.25%. Based on the volatility of the prime rate in recent years, a five percentage point increase in interest rates would have resulted in $150,000 of additional interest expense in the first six months of 2003. The Company had borrowings on its revolving credit facility from time to time during the first six months of 2003, with an outstanding balance of $2.4 million at June 30, 2003. Through August 11, 2003, the Company had additional borrowings of $1.9 million and repayments of $2.7 million. As of August 11, 2003, the Company had $1.6 million of outstanding borrowings on the revolving credit facility. The full amount of the term portion of the credit facility of $5.0 million, subsequently reduced to $4.0 million on April 15, 2003, was outstanding during the first six months of 2003.

        Due to the Company's foreign operations in Europe and Asia, the Company is exposed to transaction adjustments with respect to foreign currency. The Company uses the United States dollar as its functional currency.

Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. The Company incurred foreign exchange gains of $2,000 for the six month period ended June 30, 2003 and foreign exchange losses of $93,000 for the six month period ended June 30, 2002. At June 30, 2003, the effect of a 10% increase in foreign exchange rates would have resulted in a $85,000 foreign currency exchange loss on the Company's non-United States denominated assets and a $36,000 foreign exchange gain on the Company's non-United States denominated liabilities. As such, the net effect of a 10% increase in the Company's foreign exchange rates, at June 30, 2003, would have been a $49,000 foreign currency exchange loss. The Company believes that transacting business in countries with traditionally stable currencies mitigates the effect of any near-term foreign currency transaction adjustments on the Company's financial position, results of operations and cash flows.

        The Company has not engaged in foreign currency hedging transactions nor does the Company have any derivative financial instruments. However, going forward, the Company will assess the need to enter into hedging transactions to limit its risk due to fluctuations in exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

        Based on the evaluation of the Company's disclosure controls and procedures as of the the end of the period covered by this quarterly report, each of John R. Hamann, the President and Chief Executive Officer, and James T. Taylor, Executive Vice President and Chief Financial Officer, have concluded that, in their judgment, the Company's disclosure controls and procedures are designed to ensure that material information relating to the Company, including the Company's subsidiaries, is accumulated and communicated to the Company's management, including its principal executive and financial officers of the Company or its subsidiaries, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

THOMAS GROUP, INC.

PART II—OTHER INFORMATION

Item 6—Exhibits and Reports on Form 8-K
(a)	Exhibits and Reports on Form 8-K
31.1 Certification pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.
31.2 Certification pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.
32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K for the Quarter ending June 30, 2003:
Date of Filing	Subject
August 4, 2003	Press release announcing financial results for the Quarter ended March 31, 2003 (such press release is not incorporated by reference herein or deemed "filed"" within the meaning of Section 18 of the Securities Act of 1933, as amended).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Thomas Group, Inc. Registrant
August 14, 2003 Date	/s/ John R. Hamann John R. Hamann President and Chief Executive Officer
August 14, 2003 Date	/s/ James T. Taylor James T. Taylor Executive Vice President and Chief Financial Officer

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