Form 10-Q
period 2003-09-30
THOMAS GROUP INC
filed 2003-11-13
CIK 900017

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003
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

Yes ☐    No ☒

        As of November 11, 2003 there were 9,555,662 shares of the registrant's common stock outstanding.

THOMAS GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

THOMAS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2003	December 31, 2002 (Restated)
ASSETS
Current Assets
Cash and cash equivalents	$833	$2,332
Trade accounts receivable, net of allowances of $45 in 2003 and 2002, respectively	5,101	6,454
Unbilled receivables	252	32
Other assets	873	766

Total Current Assets	7,059	9,584

Property and equipment, net	1,262	1,879
Other assets	166	229

	$8,487	$11,692

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,455	$2,514
Income taxes payable	455	531
Revolving line of credit	—	2,251
Current portion of long-term debt	3,850	1,000
Current maturities of indebtedness to related parties	1,400	71
Current maturities of other long-term obligations	6	6

Total Current Liabilities	8,166	6,373

Indebtedness to related parties	—	1,400
Long-term debt	—	3,901
Other long-term obligations	85	20

Total Liabilities	8,251	11,694

Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 12,109,538 shares issued and 9,555,662 outstanding in 2003 and 2002, respectively	121	121
Additional paid-in capital	26,313	26,638
Accumulated deficit	(2,946)	(3,509)
Accumulated other comprehensive loss	(793)	(793)
Treasury stock, 2,553,876 shares in 2003 and 2002, at cost, respectively	(22,459)	(22,459)

Total Stockholders' Equity (Deficit)	236	(2)

	$8,487	$11,692

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002 (Restated)	2003	2002 (Restated)
Consulting revenue before reimbursements	$8,082	$6,825	$22,663	$23,120
Reimbursements	115	282	440	1,205

Total revenue	8,197	7,107	23,103	24,325

Cost of sales before reimbursable expenses	3,783	3,987	11,605	15,927
Reimbursable expenses	115	282	440	1,205

Total cost of sales	3,898	4,269	12,045	17,132

Gross profit	4,299	2,838	11,058	7,193
Selling, general and administrative	3,652	3,609	10,221	13,855

Operating income (loss) before restructuring	647	(771)	837	(6,662)
Restructuring charges	—	837	—	1,216

Operating income (loss)	647	(1,608)	837	(7,878)
Interest expense	(158)	(184)	(530)	(435)
Other income, net	4	2	7	20

Income (loss) before income taxes	493	(1,790)	314	(8,293)
Income taxes (benefit)	34	(51)	36	(451)

Net income (loss)	$459	$(1,739)	$278	$(7,842)

Income (loss) per common share:
Basic and diluted	$.05	$(.41)	$.03	$(1.87)
Weighted average shares:
Basic	9,555,662	4,192,137	9,555,662	4,184,627
Diluted	10,086,976	4,192,137	10,019,020	4,184,627

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2003	2002 (Restated)
Cash Flows From Operating Activities:
Net income (loss)	$278	$(7,842)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	669	837
Amortization	14	21
Amortization of debt discount	99	1
Bad debts	43	14
Loss on sale of assets	153	10
Loss from restructuring activities	—	1,216
Other	(7)	—
Cancellation of stock option grants	(39)	(59)
Foreign currency (gain) loss	(2)	91
Change in operating assets and liabilities:
Decrease in trade accounts receivable	1,351	3,401
Increase in unbilled receivables	(220)	(342)
(Increase) decrease in other assets	(109)	1,284
Decrease in accounts payable and accrued liabilities	(125)	(1,788)
Decrease in income taxes payable	(78)	(463)

Net Cash Provided by (Used In) Operating Activities	2,027	(3,619)
Cash Flows from Investing Activities:
Proceeds from sale of assets	—	49
Capital expenditures	(51)	(365)

Net Cash Used In Investing Activities	(51)	(316)
Cash Flows From Financing Activities:
Issuance of related party indebtedness and related warrants	—	2,492
Net repayments—line of credit	(2,251)	(183)
Repayments of related party indebtedness	(71)	(21)
Repayments—other debt	(1,149)	(5)

Net Cash Provided By (Used In) Financing Activities	(3,471)	2,283
Effect of Exchange Rate Changes on Cash	(4)	(11)

Net Change In Cash	(1,499)	(1,663)
Cash and Cash Equivalents:
Beginning of period	2,332	3,821

End of period	$833	$2,158

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

        1.     (a) Basis of Presentation—The unaudited consolidated financial statements of Thomas Group, Inc. (the "Company") include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the 2002 fiscal year, filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results of operations for the entire year ending December 31, 2003. Certain amounts from prior periods have been reclassified to conform with the 2003 presentation.

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

	Nine Months Ended September 30,
	2003	2002
Dividend yield	0%	0%
Expected volatility	85%	65%
Risk free interest rate	3%	6%
Expected life (years)	5	5

        Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002 (Restated)	2003	2002 (Restated)
	In thousands, except per share data
Net income (loss) as reported	$459	$(1,739)	$278	$(7,842)
Add: Total stock-based employee compensation expense recorded	—	—	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(74)	(161)	(226)	(341)

Adjusted net income (loss)	$385	$(1,900)	$52	$(8,183)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002 (Restated)	2003	2002 (Restated)
	In thousands, except per share data
Income (loss) per share
As reported
Basic and diluted	$.05	$(.41)	$.03	$(1.87)
As adjusted
Basic and diluted	$.04	$(.45)	$.01	$(1.96)

        (c)   Prior Period Adjustment—During 2001, the Company recognized a loss on a contract related to subleased office space. This office space included leasehold improvements, the carrying value of which exceeded its fair value, and was not recoverable at the time the contract was signed. The sublease loss recorded in 2001 failed to include the impairment of these improvements.

        The correction of this transaction, in the current period, resulted in an increase to accumulated deficit and a decrease to property and equipment totaling $355,000 as of September 30, 2003. Net income increased $64,000 due to decreased depreciation expense for the three and nine month periods ended September 30, 2003. Earnings per share increased $0.01 per basic and diluted share for the three and nine month periods ended September 30, 2003. Restatement of 2002 comparative financial statements resulted in an increase to accumulated deficit and a decrease to property and equipment totaling $419,000 as of December 31, 2002. Net loss decreased $21,000 and $63,000 for the three and nine month periods ended September 30, 2002. Loss per share decreased $0.01 and $0.02 per basic and diluted share for the three and nine month periods ended September 30, 2002.

        The restatement to correct this transaction affected fiscal years 2001 and 2002. The financial statements for fiscal years 2001 and 2002, filed with the Company's Form 10-K for the period ended December 31, 2002, should not be relied upon without taking into account the affects of this prior period adjustment, which is outlined in the table below.

	2002		2001
	As Restated	Previously Reported	As Restated	Previously Reported
	In thousands, except per share data
Property & equipment, net.	$1,879	$2,298	$2,999	$3,502
Retained earnings (accumulated deficit)	$(3,509)	$(3,090)	$4,209	$4,712
Total stockholders' equity (deficit)	$(2)	$417	$4,888	$5,391
Total assets	$11,692	$12,111	$21,252	$21,755
Selling, general and administrative	$17,400	$17,484	$25,723	$25,220
Net loss	$(7,718)	$(7,802)	$(16,135)	$(15,632)
Loss per common share:
Basic and diluted	$(1.39)	$(1.41)	$(3.87)	$(3.75)

        (d)   Reclassification—From 1996 to 1999 the Company recorded excessive compensation expense related to stock option grants in the amount of $285,000. The correction of these transactions decreased accumulated deficit by $285,000 with a corresponding decrease in additional paid-in capital.

        2.     Financing Agreement—At September 30, 2003, the Company maintained a $6.9 million credit facility, consisting of a $3.9 million term note and a $3.0 million revolving line of credit. On November 6, 2003, the Company made a term note payment of $1.1 million effectively reducing the term note from $3.9 million to $2.8 million and the total credit facility from $6.9 million to $5.8 million. All United States assets of the Company and 100% of the outstanding capital voting stock of each foreign subsidiary secure the now $5.8 million credit facility. The $2.8 million term note bears interest at prime plus 4%. The $3.0 million revolving line of credit is subject to a borrowing base of 75% applied to the Company's United States and Canada trade accounts receivable outstanding less than 90 days. The revolving line of credit bears interest at prime plus 2%.

        The credit facility contains financial covenants, which if breached, could result in the acceleration of amounts owed under the credit facility. The financial covenants require the Company to (1) maintain certain levels of tangible net worth, debt to tangible net worth ratio, minimum levels of EBITDA, (2) avoid two consecutive quarters that generate operating losses, and (3) restrict annual capital expenditures to $300,000. As of September 30, 2003, the Company was not in compliance with certain of its debt covenants; however, the lender has waived all violations through November 30, 2003. Although retained earnings are not restricted by the credit facility, the declaration or payment of dividends is prohibited.

        Contained within the term note is a provision requiring the Company to make term note payments based on consolidated cash flow from operating activities. The Company is required to make a term note payment equal to 50% of consolidated cash flow from operating activities above stated quarterly targets. For the third quarter of 2003 the Company has made a term note payment of $1.1 million under this provision on November 6, 2003.

        At September 30, 2003 the Company had no borrowings outstanding under the revolving line of credit and $3.9 million outstanding on the term note classified as current liabilities, due to the maturity date of February 2, 2004.

        The Company used the revolving line of credit during the first nine months of 2003 to meet working capital requirements.

        3.     Liquidity Plan—Recent operating results and the restructuring of the Company's credit facility give rise to concerns about the Company's ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due and to remain in compliance with its restrictive loan covenants.

        The Company's need to raise additional equity or debt financing and its ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and in particular, its ability to successfully implement business and growth strategies. Currently, the Company has initiated negotiations with its senior lender to restructure its current $5.8 million credit facility prior to December 31, 2003. In addition, the Company is seeking financing alternatives to replace its current senior lender, as well as continuing the evaluation of the business on a daily basis to enhance its liquidity position. Such evaluation includes appropriate furlough of its unassigned workforce, staff reductions and the downsizing or subleasing of facilities when necessary.

        The Company's performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company's control. The Company currently seeks business opportunities in the European, Asia/Pacific and North American regions and is affected by prevailing economic conditions in these regions. In addition, recent conflicts throughout the world involving the United States military, could potentially have an adverse affect on the Company's liquidity due to the high concentration of United States government contracts, which could result in delays in program operations. If future cash flows and capital resources are insufficient to meet the Company's debt obligations and commitments, the Company may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or restructure or refinance its debt. In the event the Company is unable to do so, the Company may be left without sufficient liquidity and it may not be able to meet its debt service requirements. In such case, an event of default would occur under the credit facility and could result in all of the Company's indebtedness becoming immediately due and payable. As a result, the Company's senior lender would be able to foreclose on the Company's assets.

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

	Three Months Ended		Nine Months Ended
	2003	2002 (Restated)	2003	2002 (Restated)
	In thousands, except per share data
Numerator:
Net income (loss)	$459	$(1,739)	$278	$(7,842)

Denominator:
Weighted Average Shares Outstanding:
Basic	9,556	4,192	9,556	4,185
Effect of dilutive securities:
Common stock options and warrants	531	—	463	—

Diluted	10,087	4,192	10,019	4,185

Earnings (loss) per share:
Basic and diluted	$.05	$(.41)	$.03	$(1.87)

        Stock options and warrants outstanding in 2002 that are not included in the diluted earnings per share computation due to the antidilutive effects are 1,673,816. Such options and warrants are excluded due to the Company incurring a net loss for all periods presented in 2002.

        5.     Significant Clients—The Company recorded revenue from CACI International of $3.6 million and $8.8 million or 44% and 39% of revenue for the three and nine month periods ended September 30, 2003. Revenue from CACI International totaled $2.3 million and $6.7 million or 34% and 29% of revenue for the three and nine month periods ended September 30, 2002.

        The Company recorded revenue from the United States Navy of $2.5 million and $7.4 million or 31% and 33% of revenue for the three and nine month periods ended September 30, 2003.

        In 2002, the Company recorded revenue from Robert Bosch of $2.3 million and $10.0 million or 34% and 43% of revenue for the three and nine month periods ended September 30, 2002.

        There were no other clients from whom revenue exceeded 10% of total revenue in the three and nine month periods ended September 30, 2003 and 2002, respectively.

        6.     Comprehensive Income or Loss—Comprehensive income or loss includes all changes in equity (foreign currency translation), except those resulting from investments by owners and distributions to owners. For the three and nine month periods ended September 30, 2003 and 2002, net income (loss) is the only component of comprehensive income.

        7.     Legal Proceedings—During the three months ended September 30, 2003, the Company became aware of past circumstances involving a former employee that management believes is likely to require recognition of a loss due to litigation or settlement costs in future periods. While the exact amount of this loss is not known, a reasonable estimate, based on information currently available is $150,000. This amount has been recognized as a loss in the current period and appears as a contingent liability on the balance sheet under the heading "Accounts payable and accrued liabilities". Recognition of this loss reduced net income by $150,000 and basic and diluted earnings per share by $0.02 and $0.01 for the three and nine month periods ended September 30, 2003, respectively.

        The Company is involved in various claims and other legal matters, such as collection matters initiated by the Company, in the course of conducting its business. The Company believes that neither such claims and legal matters nor the cost of prosecuting and/or defending such claims and legal matters will have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows. No material claims are currently pending; however, no assurances can be given that future claims, if any, may not be material.

        8.     Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
	2003	2002
	In thousands of dollars
Interest paid	$499	$344
Taxes paid	$28	$1,020

        9.     Segment Data—The Company operates in one industry segment, but conducts its business primarily in three geographic areas: North America, Europe and Asia/Pacific. Information regarding these areas follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	In thousand of dollars
Revenue:
North America	$7,317	$3,583	$20,235	$9,065
Europe	—	2,418	49	11,258
Asia/Pacific	765	824	2,379	2,797

Consulting revenue before reimbursements	8,082	6,825	22,663	23,120
Reimbursements	115	282	440	1,205

Total revenue	$8,197	$7,107	$23,103	$24,325

Gross profit (loss):
North America	$4,276	$2,310	$11,011	$5,755
Europe	2	928	(113)	3,636
Asia/Pacific	21	(400)	160	(2,198)

Total gross profit	$4,299	$2,838	$11,058	$7,193

	September 30, 2003	December 31, 2002 (Restated)
	In thousands of dollars
Long-lived assets:
North America	$1,143	$1,646
Europe	100	162
Asia/Pacific	86	187
Corporate	99	113

	$1,428	$2,108

        10.   Income Taxes—During the three months ended September 30, 2003, the Company recorded income tax expense of $34,000 consisting of $15,000 of state tax expense and $19,000 of foreign income tax expense. For the nine months ended September 30, 2003 the Company recorded net income tax expense of $36,000 comprised of $52,000 of state tax expense offset by $16,000 of foreign income tax benefits. Currently, the Company records no net deferred tax assets due to the fact that the Company believes the recovery of its net deferred tax assets is uncertain, given operating losses experienced in recent years. The Company's net deferred tax assets have been offset by a valuation allowance. The net deferred tax assets are still available to the Company and could be used in the future. Utilization of net operating loss carryforwards in the future may be limited if changes in the Company's stock ownership create a change in control as provided in Section 382 of the Internal Revenue Code of 1986, as amended.

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

        The loss from liquidation of the German subsidiary is presented in the consolidated statements of operations and consolidated statements of cash flows under the caption "Restructuring charges" and "Loss from restructuring activities", respectively. For the three and nine month periods ended September 30, 2002, the Company recorded restructuring charges of $0.8 and $1.2 million, respectively.

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

        The following table sets forth the percentages which items in the statement of operations bear to consulting revenue before reimbursements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Consulting revenue before reimbursements	100.0%	100.0%	100.0%	100.0%
Cost of sales before reimbursable expenses	46.8	58.4	51.2	68.9

Gross profit	53.2	41.6	48.8	31.1
Selling, general and administrative	45.2	52.9	45.1	59.9

Operating income (loss) before restructuring	8.0	(11.3)	3.7	(28.8)
Restructuring charges	—	12.2	—	5.3

Operating income (loss)	8.0	(23.5)	3.7	(34.1)
Other expense, net	(1.9)	(2.7)	(2.3)	(1.8)

Income (loss) before income taxes	6.1	(26.2)	1.4	(35.9)
Income taxes (benefit)	0.4	(0.7)	0.2	(2.0)

Net income (loss)	5.7%	(25.5)%	1.2%	(33.9)%

        The Company adheres to a Financial Accounting Standards Board Staff Announcement that requires certain reimbursements received for out-of-pocket expenses incurred be classified in the income statement as revenue. The Company has presented revenue in two components: consulting revenue before reimbursements or "net revenue" and reimbursements. In addition, cost of sales has also been presented in two components: cost of sales before reimbursable expenses or "net cost of sales" and reimbursable expenses. The following discussion of the three and nine month periods ended September 30, 2003 and 2002 is based on net revenue and net cost of sales.

Three Month Period Ended September 30, 2003 Compared to Three Month Period Ended September 30, 2002

        Consulting Revenue Before Reimbursements—Net revenue increased $1.3 million or 19% to $8.1 million from $6.8 million when comparing the third quarter of 2003 to the third quarter of 2002.

        Fixed and incentive fee revenue accounted for 98% and 2% of net revenue, respectively, for the third quarter of 2003. Fixed and incentive fee revenue accounted for 80% and 20% of net revenue, respectively, for the third quarter of 2002.

        North America region revenue increased $3.7 million or 103% to $7.3 million in 2003 from $3.6 million in 2002. The increase in revenue reflects increases in both government and commercial business. Government contract revenue increased to $6.5 million or 117% in 2003 from $3.0 million in 2002, while commercial business increased to $0.8 million or 33% in 2003 from $0.6 million in 2002.

        Asia/Pacific region revenue decreased $59,000 or 7% to $765,000 in 2003 from $824,000 in 2002. The slight decrease in revenue reflects revenue from completed contracts in 2002 surpassing revenue from new contracts in 2003.

        The Company was unable to sign any contracts in its Europe region during the third quarter of 2003, primarily due to an adverse economic climate for consulting services. The Company recorded revenue of $2.4 million in 2002, primarily due to $2.3 million in revenue from its contract with Robert Bosch, which was completed in the first quarter of 2003. The Company continues to pursue revenue opportunities in Europe from its office in Switzerland.

        Gross Profit—Gross profit was 53% of net revenue or $4.3 million in 2003 compared to 42% or $2.8 million in 2002. The increase in gross profit is attributable to a $1.3 million increase in revenue combined with a $0.2 million decrease in net cost of sales. The decrease in net cost of sales is attributable to staff reductions and the Company's furlough of full-time employees not currently assigned to programs, which resulted in decreased salary and benefit costs.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses were approximately $3.6 million for both the three months ended September 30, 2003 and 2002, respectively. Significant components of selling, general and administrative expense included a $0.1 million charge related to subleased office space and a $0.2 million contingency reserve. Incentive compensation increased $0.5 million related to increased revenue. These increases were offset by a $0.3 million reduction in personnel cost attributable to business development salaries and related benefits and overall travel and telecom costs. Further decreases were $0.3 million in legal and accounting services cost savings due to the absence of costs related to financing activities in 2002. In addition, the Company reduced office and equipment rents by $0.1 million by returning excess laptop computers and copier equipment to the lessor and not renewing unneeded office leases as they expire.

        Restructuring Charges—During the second quarter of 2002 the Company filed a petition with the German government to dissolve its German subsidiary. Cost for the third quarter of 2002 associated with this filing were $0.8 million. Please see Note 11 to the Company's consolidated financial statements.

Nine Month Period Ended September 30, 2003 Compared to Nine Month Period Ended September 30, 2002

        Consulting Revenue Before Reimbursements—Net revenue decreased $0.5 million or 2% to $22.7 million from $23.1 million when comparing the first nine months of 2003 with 2002.

        Fixed and incentive fee revenue accounted for 99% and 1% of net revenue, respectively, for 2003 and 75% and 25% of net revenue, respectively, for 2002.

        North America region revenue increased $11.1 million or 122% to $20.2 million in 2003 from $9.1 million in 2002. The increase in revenue reflects increases in both government and commercial business. Government contract revenue increased to $17.3 million or 119% in 2003 from $7.9 million in 2002, while commercial business increased to $2.9 million or 142% in 2003 from $1.2 million in 2002.

        Asia/Pacific region revenue decreased $0.4 million or 14% to $2.4 million in 2003 from $2.8 million in 2002. The decrease in revenue reflects revenue from completed contracts in 2002 surpassing revenue from new contracts in 2003.

        Europe region revenue decreased to $49,000 or 99% from $11.3 million in 2002. The decrease is primarily attributable to the completion of a significant contract with Robert Bosch, which produced $10.0 million in revenue during the first nine months of 2002. The Company has been unable to replace this revenue during the first nine months of 2003 due to the current adverse economic climate for consulting services in Europe.

        Gross Profit—Gross profit was 49% of net revenue or $11.1 million in 2003 compared to 31% or $7.2 million in 2002. The increase in gross profit is attributable to a decrease of $4.3 million in net cost of sales. The decrease in net cost of sales is related to staff reductions, primarily the furlough of full time employees not currently assigned to programs, which led to a significant decrease in personnel cost and related travel and telecom costs.

        Selling, General and Administrative—Selling, general and administrative expenses decreased $3.6 million to $10.2 million in 2003 from $13.8 million in 2002. The decrease in selling, general and administrative expenses reflects the reduction in sales personnel, which contributed $1.8 million in cost savings, including salaries and related travel and telecom costs. The absence of cost related to the Company's financing activities during 2002, primarily in the areas of legal and accounting professional services resulted in $0.8 million in cost savings. Also, the Company was able to reduce its equipment rental cost by $0.4 million, primarily by returning unnecessary laptop computers and copier equipment to the lessor. Office rent savings of $0.2 million were realized through the restructuring in Europe as the Company dissolved its operations in Germany. The Company also was able to reduce its other expense items by $0.7 million primarily in the areas of sales training and recruiting, and depreciation expense. These decreases were offset by $0.2 million contingency revenue and a $0.1 million charge related to subleased office space.

        Restructuring Charges—During the second quarter of 2002 the Company filed a petition with the German government to dissolve its German subsidiary. Costs for the first nine months of 2002 associated with this filing were $1.2 million. Please see Note 11 to the Company's consolidated financial statements.

Liquidity and Capital Resources

        Cash and cash equivalents decreased by $1.5 million in the first nine months of 2003 compared to a $1.7 million decrease in the first nine months of 2002. The major components of these changes are discussed below:

        Cash Flows from Operating Activities—Operating activities provided cash of $2.0 million during the first nine months of 2003 compared to a use of cash of $3.6 million in 2002. The increase in cash provided by operating activities is due to net profits in 2003 compared to significant losses in 2002.

        Cash Flows from Investing Activities—Cash flows used in investing activities totaled $51,000 during the first nine months of 2003, primarily for upgrades to computer software and equipment. Cash flows used in investing activities for the first nine months of 2002 totaled $0.3 million for leasehold improvements and capitalization of web site development costs.

        Cash Flows from Financing Activities—Cash flows used in financing activities were approximately $3.5 million during the first nine months of 2003, primarily due to $1.2 million of term note payments made to the Company's senior lender and $2.3 million in reductions on the Company's revolving line of credit. Cash flows provided by financing activities were $2.3 million during the first nine months of

2002 and were due to the obtaining of $2.5 million of subordinated debt offset by $0.2 million of net repayments on the Company's revolving credit facility.

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

        The Company's need to raise additional equity or debt financing and its ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and in particular, its ability to successfully implement business and growth strategies. Currently, the Company has initiated negotiations with its senior lender to restructure its current $5.8 million credit facility prior to December 31, 2003. In addition, the Company is seeking financing alternatives to replace its current senior lender, as well as continuing the evaluation of the business on a daily basis to enhance its liquidity position. Such evaluation includes, appropriate furlough of its unassigned workforce, staff reductions and the downsizing or subleasing of facilities when necessary.

        The Company's performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company's control. The Company currently seeks business opportunities in the European, Asia/Pacific and North American regions and is affected by prevailing economic conditions in these regions. In addition, recent conflicts throughout the world, involving the United States military, could potentially have an adverse affect on the Company's liquidity due to the high concentration of United States government contracts, which could result in delays in program operations. If future cash flows and capital resources are insufficient to meet the Company's debt obligations and commitments, the Company may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or restructure or refinance its debt. In the event the Company is unable to do so, the Company may be left without sufficient liquidity and it may not be able to meet its debt service requirements. In such case, an event of default would occur under the credit facility and could result in all of the Company's indebtedness becoming immediately due and payable. As a result, the Company's senior lender would be able to foreclose on the Company's assets.

Inflation

        Although the operations of the Company are influenced by general economic conditions, the Company does not believe inflation had a material effect on the results of operations during the three and nine month periods ended September 30, 2003 and 2002. However, there can be no assurance the Company's business will not be affected by inflation in the future.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90-days or less. The Company's credit agreement provides for borrowings which bear interest of prime plus 2% on a $3.0 million revolving line of credit and prime plus 4% on a $2.8 million term note. In addition, the Company has subordinated debt financing of $1.4 million, which bears interest of prime plus 6%. Since January 1, 1993, the prime rate has fluctuated between 9.5% and 4.0%. Based on the volatility of the prime rate in recent years, a five percentage point increase in interest rates would have resulted in $238,000 of additional interest expense in the first nine months of 2003. The Company had borrowings on its revolving credit facility from time to time during the first nine months of 2003, with no outstanding borrowings at September 30, 2003. Through November 11, 2003, the Company had no additional borrowings or repayments related to its revolving credit facility. The term loan portion of the credit facility had an outstanding balance of $5.0 million at the beginning of 2003. Subsequent principal reductions of $1.0 million on April 15, 2003, $150,000 on August 19, 2003 and $1.1 million on November 6, 2003 resulted in the current balance of $2.8 million.

        Due to the Company's foreign operations in Europe and Asia, the Company is exposed to transaction adjustments with respect to foreign currency. The Company uses the United States dollar as its functional currency.

        Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. The Company incurred foreign exchange gains of $2,000 for the nine month period ended September 30, 2003 and foreign exchange losses of $91,000 for the nine month period ended September 30, 2002. At September 30, 2003, the effect of a 10% increase in foreign exchange rates would have resulted in a $84,000 foreign currency exchange loss on the Company's non-United States denominated assets and a $29,000 foreign exchange gain on the Company's non-United States denominated liabilities. As such, the net effect of a 10% increase in the Company's foreign exchange rates, at September 30, 2003, would have been a $54,000 foreign currency exchange loss. The Company believes that transacting business in countries with traditionally stable currencies mitigates the effect of any near-term foreign currency transaction adjustments on the Company's financial position, results of operations and cash flows.

        The Company has not engaged in foreign currency hedging transactions nor does the Company have any derivative financial instruments. However, going forward, the Company will assess the need to enter into hedging transactions to limit its risk due to fluctuations in exchange rates.

ITEM 4—CONTROLS AND PROCEDURES

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

THOMAS GROUP, INC.

PART II—OTHER INFORMATION

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  31.1
  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2
  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1
  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2
  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K for the Quarter ending September 30, 2003:

Date of Filing	Subject
August 4, 2003
Press release announcing financial results for the Quarter ended June 30, 2003 (such press release is not incorporated by reference herein or deemed "filed" within the meaning of Section 18 of the Securities Act of 1933, as amended).
August 22, 2003	Change of registrant's certifying accountant.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Thomas Group, Inc. Registrant
November 13, 2003 Date	/s/ John R. Hamann John R. Hamann President and Chief Executive Officer
November 13, 2003 Date	/s/ James T. Taylor James T. Taylor Executive Vice President and Chief Financial Officer

QuickLinks

THOMAS GROUP, INC.
THOMAS GROUP, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share data) (Unaudited)
THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
THOMAS GROUP, INC.
SIGNATURES