Form 10-K
period 2003-12-31
THOMAS GROUP INC
filed 2004-03-30
CIK 900017

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] FOR THE YEAR ENDED DECEMBER 31, 2003.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act). Yes ☐    No ☒

        As of March 23, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was $4,729,819, based on the OTC Bulletin Board closing price of $1.55.

        As of March 23, 2004, there were 9,655,662 shares of the registrant's common stock outstanding.

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

Clients

        The Company's clients are typically large, well-established manufacturing, project and service companies, or distinct business units of such companies, in the North America, Europe, and Asia/

Pacific regions. Many of the Company's clients are Fortune or Global 1000 companies. The Company has worked for over 250 clients, including the following:

Aerospace
Aerostructures
Bombardier
Delta Air Lines
Gulfstream
ITT Cannon
LSG Sky Chefs
Lufthansa Cargo
Lufthansa Technik
McDonnell Douglass
TRW

 Automotive
Adam Opel
Audi
Delco
Delphi
Detroit Diesel
GM
GM DELCO
GM/Warranty
Meritor
Osram
Pep Boys
Robert Bosch
Saab
Siemens

 Apparel Manufacturer
Brandix
Esquel Group
Lanka Equities
Tristate Holdings

 Banking, Financial Services, Insurance
DG Bank
Forethought Insurance
Olivetti
Sun Life Financial

 Chemical
Heraeus
Shipley

 Consumer Products
Givaudan
HengAn
Hillenbrand
Kodak
Polaroid
Rand McNally
Robert Bosch
Rubbermaid

Distribution
ProSource
W.W. Grainger

 Electronics
ABB
Berg
EDS
Euclid-Hitachi
Flat Panel Display
GTE Control Devices
Gemplus
Johnson Electric
Motorola
Osram
Philips
Texas Instruments
Western Digital
Yuasa Exide Batteries

 Healthcare
Centura
Mallinckrodt

 Government
FAA
CACI
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

        The Company operates in one industry segment, but conducts its business primarily in three geographic areas: North America, Europe and Asia/Pacific. Information regarding these areas follows:

	North America	Europe	Asia/Pacific	Corporate	Total
		In thousands of dollars
Year ended December 31, 2003:
Revenue	$27,110	$132	$3,165	$—	$30,407
Gross profit (loss)	$14,752	$(74)	$109	$—	$14,787
Total assets	$5,961	$301	$1,084	$94	$7,440
Long-lived assets	$1,114	$36	$14	$94	$1,258
Year ended December 31, 2002:
Revenue	$14,331	$14,548	$4,347	$—	$33,226
Gross profit (loss)	$8,986	$4,405	$(2,028)	$—	$11,363
Total assets (restated)	$6,228	$3,959	$1,392	$113	$11,692
Long-lived assets (restated)	$1,646	$162	$187	$113	$2,108
Year ended December 31, 2001:
Revenue	$13,054	$33,912	$12,479	$—	$59,445
Gross profit (loss)	$9,871	$9,968	$(1,387)	$—	$18,452
Total assets (restated)	$7,733	$6,944	$3,442	$3,133	$21,252
Long-lived assets (restated)	$2,124	$857	$266	$3,133	$6,380

        In 2003, two clients, CACI and the United States Navy, accounted for 39% and 32% of the Company's revenue, respectively.

        In 2002, two clients, Robert Bosch and CACI accounted for 39% and 28% of the Company's total revenue, respectively.

        In 2001, three clients, Robert Bosch, Adam Opel and Acton Burnell, accounted for 39%, 11% and 10% of the Company's total revenue, respectively.

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

        Fixed fees are recognized proportionately as revenue over the term of the contract as performance measures are achieved. Incentive (performance-oriented) revenue is recognized in the period for which performance improvement is being measured and is based on agreed-upon formulas relating to improvements in customer-specific measures. Factors such as a client's commitment to TCT, general business and economic cycles and a client's product position in the marketplace will affect the performance of the Company's clients, thus affecting the Company's revenue from incentive fee compensation. In 2003, 2002, and 2001, approximately 1%, 22% and 25%, respectively, of the Company's revenue was attributable to incentive fees.

        The Company includes in its business under commitment (backlog) signed client contracts and United States government commitments with terms generally ranging from three months to one year. United States government commitments consist of funds that are designated for the Company in the United States government budget, and can only be removed by an act of the United States Congress.

Typically, government agencies for whom a company performs consulting services can only sign contracts for a one-year term even though the program is a budgeted expenditure for several years. The Company considers the United States government commitments to be equivalent to a signed commercial contract. Therefore, these programs are included in backlog. Business under commitment was $28.4 and $42.0 million at December 31, 2003, and 2002, respectively, of which approximately $16.8 million is expected to be realized within fiscal 2004.

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

Employees

        At March 23, 2004, the Company had a total of 94 employees, consisting of 52 full-time Resultants, 13 part-time Resultants and 29 sales and administrative employees. The Company's employees are not represented by a labor union and are not subject to any collective bargaining agreement. The Company considers its employee relations to be good.

Securities and Exchange Commission

        The Company is required to file reports with the Securities and Exchange Commission "SEC" pursuant to Section 13 or 15(d) of The Securities and Exchange Act of 1934. The Company routinely files certain reports to the SEC. These forms include:

Form 10-K	Annual Report
Form 10-Q	Quarterly Report
Form 8-K	Current Reports
Form 4	Statement of Beneficial Ownership of Securities
Form 5	Annual Statement of Beneficial Ownership of Securities
Schedule 14A	Definitive Proxy Statement

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

ITEM 2. Properties.

        The Company leases approximately 17,000 square feet of office space at its principal executive office in Irving, Texas, under a lease that expires in July 2006. The Company also leases approximately 6,000 square feet and subleases approximately 3,000 square feet of office space in Troy, Michigan, under leases that expire in December 2006. The Company sub-leases approximately 12,000 square feet of office space in Reston, Virginia, under a lease that expires in October 2007. The Company also leases space for its offices in Zug, Switzerland, Singapore, Shanghai and Hong Kong. The Company believes these facilities are adequate for its current needs.

ITEM 3. Legal Proceedings.

        During the third quarter of 2003, the Company became aware of past circumstances involving a former employee that management believed would result in future litigation or settlement costs. As such, the Company recorded a $150,000 contingent liability related to the matter. On December 17, 2003, the Company entered into a settlement agreement with its former employee resulting in $121,160 payable to the former employee in two installments, due December 17, 2003 in the amount of $21,160 and January 5, 2004 in the amount of $100,000. The Company has made both installment payments. In addition to the settlement payments as part of the settlement agreement, the Company and the former employee entered into a consulting agreement whereby the Company will pay its former employee $84,640, payable in five equal monthly installments of $16,928 beginning January of 2004 and continuing through May of 2004. The Company's former employee will provide a report related to the financial strength and other conditions of the Asian marketplace as performance under the consulting agreement.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market for Registrant's Common Equity

        The Company's common stock is traded on the OTC Bulletin Board under the symbol TGIS.OB. The stock prices set forth below represent the highest and lowest sales prices per share of the Company's common stock as reported by the OTC Bulletin Board. The prices reported in the following table reflect inter-dealer prices without retail mark-up, mark-down or commissions.

Quarter Ended	High	Low
December 31, 2003	$1.50	$0.74
September 30, 2003	$1.01	$0.60
June 30, 2003	$0.80	$0.45
March 31, 2003	$0.70	$0.34
December 31, 2002	$0.46	$0.13
September 30, 2002	$0.52	$0.05
June 30, 2002	$1.65	$0.30
March 31, 2002	$2.99	$1.48

Holders of Record

        As of March 23, 2004 there were approximately 176 holders of record of the Company's common stock.

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

	Year ended December 31,
	2003		2002		2001	2000		1999
			(Restated)		(Restated)
Statement of Operations Data:
Revenue	$30,407		$33,226		$59,445	$77,007		$70,235
Operating expenses	29,202		40,563	(b)	69,649 (d)	72,666	(f)	60,540

Operating income (loss)	1,205		(7,337)		(10,204)	4,341		9,695
Other income (expense), net	(625)		(819)		28	204		214

Income (loss) from continuing operations before income taxes	580		(8,156)		(10,176)	4,545		9,909
Income tax expense (benefit)	(132	)(a)	(438	)(c)	5,959 (e)	1,818		3,765

Income (loss) from continuing operations	712		(7,718)		(16,135)	2,727		6,144
Discontinued operations:
Income (loss) from operations, net of income tax	—		—		—	149		—
Loss on disposal, net of income tax	—		—		—	—		(2,330)

Net income (loss)	$712		$(7,718)		$(16,135)	$2,876		$3,814

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.07		$(1.39)		$(3.87)	$0.59		$1.26
Income (loss) from discontinued operations	—		—		—	0.03		(0.48)

Net income (loss)	$0.07		$(1.39)		$(3.87)	$0.62		$0.78

Diluted
Income (loss) from continuing operations	$0.07		$(1.39)		$(3.87)	$0.59		$1.25
Income (loss) from discontinued operations	—		—		—	0.03		(0.47)

Net income (loss)	$0.07		$(1.39)		$(3.87)	$0.62		$0.78

Weighted Average Shares
Basic	9,555,662		5,538,520		4,164,517	4,601,527		4,862,759
Diluted	10,169,575		5,538,520		4,164,517	4,633,949		4,917,498

(a)
Includes the reversal of $0.2 million of foreign income taxes payable.
(b)
Includes $1.3 million of restructuring charges for insolvency proceedings related to the Company's German subsidiary.
(c)
Includes $0.9 million of federal income tax refunds.
(d)
Includes $2.9 million of litigation settlement expense and $2.3 million of severance cost related to staff reductions during 2001 and $0.5 million of leasehold improvement write downs related to a loss on a contract for subleased office space.
(e)
Includes $3.3 million valuation allowance adjustment to the Company's net deferred tax assets.
(f)
Includes $1.3 million of CEO transition costs and $0.7 million of litigation settlement expense.

	Year ended December 31
	2003	2002	2001	2000	1999
		(Restated)	(Restated)
Balance Sheet Data
Working capital	$2,497	$3,211	$5,392	$15,273	$19,359
Total assets	$7,440	$11,692	$21,252	$31,082	$32,865
Long-term obligations, including current maturities	$4,286	$6,398	$8,089	$3,357	$4,244
Total stockholders' equity (deficit)	$675	$(2)	$4,888	$21,412	$22,854

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

        In addition to its domestic operations, the Company has operations and contracts in its Europe and Asia/Pacific regions. The majority of transactions in these regions are denominated using the United States dollar. However, some of the Company's transactions are in the local currency of the country; therefore, the Company is exposed to currency fluctuation risks. See Item 7A."Quantitative and Qualitative Disclosure About Market Risk."

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

Revenue Recognition

        Revenue is recognized when realizable and earned generally as services are provided over the life of the contract. Incentive fee revenue is recognized in the period in which the related improvements are achieved. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, the Company obtains customer agreement to these achievements prior to recognizing revenue. Fixed fees are recognized as they become billable per the terms of the contracts, which generally represent effort expended to date on a contract on a percentage of completion bases.

        Contracts consisting of multiple elements result in revenue being allocated to each element based on the relative fair value of each individual element using vendor specific objective evidence. Revenue is recognized on each element as the criteria for revenue recognition are met for that particular element.

Deferred Taxes

        For United States federal tax purposes, at December 31, 2002, the Company had net operating loss carryovers of approximately $4.2 million, which were used to offset United States taxable income in 2003. Additionally the Company has unused foreign tax credit carryovers of $0.8 million, which begin to expire in 2005. In Asia, the Company has approximately $13.6 million of net operating loss carryovers, which currently do not have any statutory expiration date. In Europe, the Company has $1.7 million of net operating loss carryovers. Due to the uncertainty of the Company's ability to utilize its net deferred tax assets, the Company has provided a valuation allowance of $4.5 million. If the Company generates United States and foreign taxable income in future periods, reversal of the valuation allowance could have a significant positive impact on net income in the period that it becomes more likely than not that the foreign tax credit carryover will be realized.

Results of Operations

	Percentage Of Revenue For Year Ended December 31,
	2003	2002	2001
		(Restated)	(Restated)
Revenue	100.0%	100.0%	100.0%
Cost of sales	51.4%	65.8%	69.0%

Gross profit	48.6%	34.2%	31.0%
Selling, general and administrative	44.6%	52.4%	43.3%
Restructuring charges	—	3.9%	—
Litigation settlements	—	—	4.9%

Operating income (loss)	4.0%	(22.1)%	(17.2)%
Interest income (expense), net	(2.1)%	(2.5)%	0.1%
Other income, (loss), net	—	0.1%	—

Income (loss) before income taxes	1.9%	(24.5)%	(17.1)%
Income taxes (benefit)	(0.4)%	(1.3)%	10.0%

Net Income (loss)	2.3%	(23.2)%	(27.1)%

2003 Compared to 2002

Revenue

        During the first quarter of 2002, the Company adopted a Financial Accounting Standards Board Staff announcement that requires certain reimbursements received for out-of-pocket expense incurred be classified in the income statement as revenue. The Company has presented revenue in two components: consulting revenue before reimbursements and reimbursements. Reimbursements reclassified to revenue for the years ended December 31, 2003, 2002 and 2001 were $0.6 million, $1.5 million and $7.7 million, respectively. In addition, cost of sales has also been presented in two components: cost of sales before reimbursable expenses and reimbursable expenses.

        Revenue decreased $2.8 million, or 8% to $30.4 million in 2003, from $33.2 million in 2002. Fixed fee revenue was $29.4 million, or 97% of revenue in 2003, compared to $24.3 million, or 73% in 2002. Incentive fee revenue was $0.4 million, or 1% of revenue in 2003, compared to $7.4 million, or 22% of revenue in 2002. Reimbursements were $0.6 million, or 2% of revenue in 2003, compared to $1.5 million, or 5% of revenue in 2002.

        The significant decrease in incentive fee revenue relates to the completion of major incentive based contracts in 2002, which were not replaced with similar incentive type contract arrangements in 2003.

        North America region revenue increased $12.8 million, or 90%, to $27.1 million in 2003, from $14.3 million in 2002. $11.0 million of the increase, or 86%, was attributable to United States government contracts. The remaining $1.8 million, or 14%, was from commercial clients in the United States and Canada.

        Europe region revenue decreased $14.4 million, or 99%, to $0.1 million in 2003, from $14.5 million in 2002. The decrease is primarily attributable to the significant decline in the European economy, which adversely affected the Company's ability to secure contracts. In 2002 the completion of a significant contract that produced revenue of $13.0 million was not replaced with contracts of a similar magnitude in 2003. In addition, the Company's German subsidiary, which was placed in insolvency during 2002, reflected a $1.3 million decrease in revenue when compared to 2002.

        Asia/Pacific region revenue decreased $1.1 million, or 26%, to $3.2 million in 2003, from $4.3 million in 2002. The decrease is attributable to the 2002 completion of a program that contributed $2.4 million to revenue in 2002, offset by $1.3 million in new programs signed in 2003.

Gross Profit

        Despite decreased revenues, gross profit for 2003 increased to $14.8 million and 49% of revenue, from $11.4 million and 34% of revenue in 2002. The improvement in gross profit is primarily attributable to direct labor cost reductions achieved as a result of salary reductions and the unpaid furlough of inactive employees not assigned to programs. In addition, travel and telecommunications costs were reduced.

Selling, General and Administrative

        Selling, general and administrative expense decreased $3.8 million, or 22%, to $13.6 million from $17.4 million in 2002. The decrease is comprised of $1.4 million reduction in selling and administrative compensation and related expenses such as travel and telecommunications, $1.5 million reduction in outside professional services such as legal, accounting, and business development consulting, $0.6 million reduction in leases of office equipment and office space, and $0.3 million in other cost reductions.

Restructuring

        In 2002 the Company incurred restructuring charges of $1.3 million related to the petition for insolvency of its German subsidiary. The Company has yet to be informed as to the determination of the assets related to its former German subsidiary by the insolvency court. Please see the Restructuring discussion under the caption "2002 Compared to 2001" in this section.

Income Taxes

        The Company's effective tax benefit rate for 2003 was 23%, compared to an effective tax benefit rate of 5% in 2002. The change in the Company's effective tax rate is primarily related to the reversal of an accrual related to foreign taxes.

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

        Consistent with the Company's position at December 31, 2001, the Company recorded no expense for income offset by net operating loss carryforwards previously subject to valuation reserve.

2002 Compared to 2001

Revenue

        Revenue decreased $26.2 million, or 44%, to $33.2 million in 2002, from $59.4 million in 2001. Fixed fee revenue was $24.3 million, or 73% of revenue in 2002, compared to $36.8 million, or 62% in 2001. Incentive fee revenue was $7.4 million, or 22% of revenue in 2002, compared to $14.9 million, or 25% in 2001. Reimbursements were $1.5 million, or 5% of revenue in 2002, compared to $7.7 million, or 13% of revenue in 2001.

        North America region revenue increased $1.3 million, or 10%, to $14.3 million in 2002, from $13.0 million in 2001. The increase relates primarily to the signing of several United States government contracts in 2002.

        Europe region revenue decreased $19.4 million, or 57%, to $14.5 million in 2002, from $33.9 million in 2001. The decrease is primarily attributable to the completion of a significant contract, which produced revenue of $23.3 million in 2001, compared to $13.0 million in 2002. In addition, the Company's German subsidiary, which was placed in insolvency during 2002, reflected a $7.8 million decrease in revenue when compared to 2001.

        Asia/Pacific region net revenue decreased $8.2 million, or 66%, to $4.3 million in 2002, from $12.5 million in 2001. The decrease is attributable to the 2001 completion of several contracts that were not replaced in 2002 with contracts of a similar magnitude.

Gross Profit

        Gross profit for 2002 decreased to $11.4 million, or 34% of revenue, from $18.5 million, or 31% of revenue in 2001. The decrease in gross profit dollars is attributable to the $26.2 million revenue decrease related to the adverse economic climate the Company's potential and existing clients faced during 2002. The improvement in gross profit percentage was achieved primarily through the Company reducing its direct labor cost by placing active employees not assigned to programs on furlough status. This increased employee utilization combined with travel savings resulted in a $19.1 million reduction in cost of sales.

Selling, General and Administrative

        Selling, general and administrative expense decreased $8.3 million, or 32% to $17.4 million in 2002, from $25.7 million in 2001. The decrease is comprised of a $4.3 million reduction in personnel expense, $1.4 million reduction in facilities and equipment, and $3.0 million in travel, telecommunications and other costs, offset by a $1.0 million increase in selling costs. The selling costs included personnel and travel cost. In addition, 2001 contained $0.5 million of leasehold improvement write-downs related to a loss on a contract of subleased office space, which did not recur in 2002.

Restructuring

        On June 3, 2002, the Company filed a petition with the German government for insolvency of its German subsidiary, giving the insolvency court control of the subsidiary's assets. This action was taken in response to declining revenue and cash flows from the operations of its German subsidiary during 2001 and continuing through 2002. All existing German contracts were completed in the second quarter of 2002, and the German subsidiary had no significant future prospects. On September 1, 2002, the German insolvency court appointed an official receiver for the Company's German subsidiary to take control of the subsidiary and liquidate its assets. The restructuring charge of $1.3 million, of which $1.1 million is non-cash, was recorded in 2002. In February of 2003, the Company filed a proof of claim with the insolvency court, and in September 2003 was notified that further review by the insolvency court was postponed to 2004. The Company has yet to be informed as to the determination of the assets related to its former German subsidiary by the insolvency court. The Company continues serving the European market through its operations in Switzerland.

        The loss from liquidation of the German subsidiary is presented in the consolidated statements of operations and consolidated statements of cash flows under the caption "Restructuring charges" and "Loss from restructuring activities", respectively. The restructuring loss of $1.3 million consists of $0.5 million of unrealized foreign currency losses, previously classified under the caption "Accumulated other comprehensive loss" on the Company's consolidated balance sheet. See Note 14 to the Company's consolidated financial statements.

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

Income Taxes

        The Company's effective tax benefit rate for 2002 was 5% compared to an effective tax rate of (59)% in 2001. The change in the Company's effective tax rate reflects utilization of federal net operating losses of $1.3 million in 2002 and an increase in the valuation allowance of $3.3 million in 2001.

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

Quarterly Results

        The following table sets forth certain unaudited operating results for each of the four quarters in the two years ended December 31, 2003. This information has been prepared on the same basis as the audited financial statements and, in the opinion of the Company, includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. Periods prior to December 31, 2003 were restated to reflect the proper depreciation expense related to the Company's prior period adjustment due to a loss recognized on the subleasing of office space in 2001.

	2003 For the Three Months Ended								2002 For the Three Months Ended
	Mar. 31		June 30		Sept. 30		Dec. 31		Mar. 31		June 30		Sept. 30		Dec. 31
	(Restated)		(Restated)		(Restated)
	In thousands, except per share data
Revenue	$7,742		$7,165		$8,196		$7,304		$8,766		$8,452		$7,106		$8,902
Gross profit	3,536		3,223		4,299		3,729		1,460		2,895		2,838		4,170
Operating income (loss)	123	(b)	110	(b)	604	(c)	368		(4,281)		(1,989	)(f)	(1,608	)(h)	541	(i)
Net income (loss)	(63	)(b)	(75	)(b)	416	(c)	434	(d)	(3,805	)(e)	(2,298	)(g)	(1,739)		124
Earnings (loss) per share
Basic	$(0.01)		$(0.01)		$0.04		$0.05		$(0.91)		$(0.55)		$(0.41)		$0.02
Diluted	$(0.01)		$(0.01)		$0.04		$0.04		$(0.91)		$(0.55)		$(0.41)		$0.02
Weighted average shares
Basic	9,556		9,556		9,556		9,556		4,169		4,192		4,192		7,107
Diluted	9,556		9,556		10,087		10,329		4,169		4,192		4,192		7,159
Stock Price(a)
High	$0.70		$0.80		$1.01		$1.50		$2.99		$1.65		$0.52		$0.46
Low	$0.34		$0.45		$0.60		$0.74		$1.48		$0.30		$0.05		$0.13
Close	$0.60		$0.65		$0.85		$1.35		$1.68		$0.49		$0.18		$0.45

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
(b)
Includes decrease in depreciation expense of $21,000 related to prior period adjustment for the quarters ended March 31, and June 30, 2003.
(c)
Includes increase in depreciation expense of $43,000 related to prior period adjustment for the quarter ended September 30, 2003.
(d)
Includes the reversal of $0.2 million of foreign income taxes payable.
(e)
Includes $0.8 million of federal income tax refunds.
(f)
Includes $0.4 million in restructuring charges.
(g)
Includes $0.1 million of federal income tax refunds.
(h)
Includes $0.8 million in restructuring charges.
(i)
Includes $0.1 million in restructuring charges.

Liquidity and Capital Resources

        Cash provided by operating activities was $4.2 million in 2003, compared to $4.7 million of cash used in operating activities in 2002. The increase in 2003 is primarily attributable to net income in 2003 and improved collection of trade accounts receivable.

        Net cash used in investing activities decreased to $0.1 million in 2003, from $0.3 million in 2002. The decrease is a result of lower capital expenditures in 2003. Capital expenditures in 2003 consisted of computer hardware and software upgrades, whereas 2002 capital expenditures consisted of costs related to website design and leasehold improvements.

        Net cash used in financing activities was $4.5 million in 2003, compared to net cash provided by financing activities of $3.6 million in 2002. The increase in cash used in financing activities is a result of using cash generated from operations to pay down term and revolving debt balances by $4.5 million in 2003. During 2002, the Company raised $2.0 million of subordinated convertible debt and $1.5 million of subordinated debt from members of the Company's Board of Directors and a stockholder.

        In January and October of 1999, the Company announced two stock repurchase plans for up to 250,000 and 500,000 shares, respectively. In August of 2000, the Company announced an additional stock repurchase plan of up to 750,000 shares. During 1999, the Company purchased 289,150 shares at an average price of $8.41 per share. During 2000, the Company purchased 596,300 shares at an average price of $7.96 per share. During 2001, the Company purchased 109,100 shares at an average price of $5.11 per share. During 2002, and through March 23, 2004, the Company had purchased no additional shares of treasury stock.

        The Company has traditionally used cash flow from operations, periodically supplemented by borrowings under a bank line of credit, as its primary source of liquidity, when transferring funds among the Company's foreign subsidiaries was not efficient. Beginning in 2001, the Company experienced a significant decline in revenue related to the downturn in the economy. The economic downturn and subsequent revenue decline caused the Company not to be in compliance with certain covenants related to its then existing $15.0 million revolving credit facility. As a result, the Company's lender, in January of 2002, reduced the maximum allowable borrowings to $10.0 million, secured by the Company's assets. On March 29, 2002, the lender restructured the Company's credit facility to maximum allowable borrowings of $7.5 million, consisting of a $2.5 million revolving line of credit and a $5.0 million term note. On November 29, 2002, the credit facility was increased to $8.0 million, consisting of a $3.0 million revolving line of credit and a $5.0 million term note. The terms of the November 29, 2002 amended credit facility extended the maturity date on both the term and revolving notes to September 1, 2003. Term note installment payments and a $150,000 amendment fee, related to the March 29, 2002 amendment, were deferred until the September 1, 2003 maturity date. Pursuant to the amended credit facility, the senior lender received, as an amendment fee, a warrant to purchase 397,443 shares of the Company's common stock at an exercise price of $0.30 per share. The warrant expires November 26, 2007. On April 15, 2003, the Company and its senior lender amended the credit facility to extend the maturity date on both the term and revolving notes and payment of the $150,000 amendment fee to February 2, 2004. In addition, the April 15, 2003 amended credit facility waived all financial covenants through March 31, 2003, certain of which covenants had been breached as of and prior to that date. The Company was required to make a $1.0 million term note payment prior to April 15, 2003, with which the Company has complied. Additional term note payments of $1.2 million were made during the remainder of 2003. On February 2, 2004, the credit facility was revised to extend the maturity date to February 28, 2005. With this revision, a $200,000 term note payment was due February 28, 2004, which was made, and monthly payments of $100,000 are required beginning March 31, 2004 and continuing until maturity. Term note payments equal to 25% of cash flows provided by operating activities on year-to-date cumulative basis are payable quarterly. The minimum term note reduction under this new agreement is $1.4 million. An amendment fee of $100,000, to be accrued in five $20,000 monthly installments beginning August 1, 2004, was added, payable on December 31, 2004 pending replacement of the Company's senior lender prior to December 31, 2004 in which case would result in a pro rated portion of the amendment fee becoming due. At December 31, 2003, the Company was in violation of certain debt covenants under the credit facility, which were waived by the senior lender.

$5.8 Million Credit Facility

        All United States assets of the Company and 100% of the outstanding capital voting stock of each foreign subsidiary secure the entire $5.8 million credit facility. The $3.0 million revolving line of credit is subject to a borrowing base of 75% applied to the Company's United States trade accounts receivable outstanding less than 90 days. The revolving line of credit bears interest at prime plus 2%. The $2.8 million term note bears interest at prime plus 4%.

        All prior financial covenants were replaced with new financial covenants per the February 2, 2004 amended credit facility, which if breached, could result in acceleration of amounts owed under the amended credit facility. The revised financial covenants require the Company to (1) maintain certain levels of tangible net worth, debt to tangible net worth ratio, minimum levels of EBITDA, (2) to avoid two consecutive quarters that generate operating losses, and (3) restrict annual capital expenditures to $300,000. The covenants are tested quarterly beginning March 31, 2004. Although retained earnings is not restricted by this amended credit facility, the declaration or payment of dividends is prohibited by the agreement.

        At December 31, 2003, the $1.2 million outstanding under the term note is classified as a current liability, due to the repayment required and $1.6 million is classified as long-term debt due to its maturity date of February 28, 2005. The Company had no outstanding borrowings on its $3.0 million revolving line of credit at December 31, 2003.

The Company's Liquidity Plan

        Recent operating results and the restructuring of the Company's credit facility give rise to concerns about the Company's ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due and to remain in compliance with its restrictive loan covenants. During 2003, the Company's cost control strategies improved gross margins and significantly reduced selling, general and administrative expenses. These cost control strategies were the primary reason the Company was able to produce cash flow from operations of $4.2 million. This cash generation was used to pay down term debt by $2.2 million and revolving debt by $2.3 million. The Company has also completed renegotiation of its $5.8 million credit facility and $1.4 million of subordinated notes. These renegotiations extended the maturity date until February 28, 2005 for the $5.8 million credit facility, April 1, 2005 for the $1.0 million subordinated note and June 1, 2005 for the $0.4 million subordinated note.

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

Off-Balance Sheet Arrangements

        At December 31, 2003 the Company had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Contractual Obligations

        The Company has contractual obligations with various creditors for the purpose of providing working capital and financing specific assets. The Company also contracts with certain former executives and an employee in consulting arrangements designed to facilitate business development. The amounts of the Company's contractual obligations at December 31, 2003, as well as the maturity of these commitments are as follows: (amounts in thousands)

	Total	Less than 1 year	1-3 years	3-5 years
Contractual Obligations
Long-term debt obligations	$4,200	$1,200	$3,000	$—
Capital lease obligations	18	6	12	—
Operating lease obligations	4,251	1,447	2,438	366
Purchase obligations	943	871	72	—

Total	$9,412	$3,524	$5,522	$366

        Long-term debt obligations:    At December 31, 2003 the Company maintained a $5.8 million credit facility with its senior lender. This facility is comprised of $3.0 million revolving line of credit and a $2.8 million term note. Both the term note and revolving line of credit mature on February 28, 2005. At December 31, 2003 the Company had $2.8 million outstanding on its term note and no borrowings on its revolving line of credit. The Company also has subordinated debt of $1.4 million in the form of two subordinated notes. One subordinated note, valued at $1.0 million is due April 1, 2005. The second subordinated note is valued at $0.4 million and matures June 1, 2005. Both subordinated notes are with the Company's Chairman of the Board.

        Capital lease obligations:    Capital lease obligations relate to two copy machines used in the Company's Hong Kong office.

        Operating lease obligations:    Operating lease obligations consist of office rental commitments for the Company's offices in Irving, Texas, Troy, Michigan, Hong Kong and Singapore. Also included are the Company's subleased office space located in Reston, Virginia and Troy, Michigan. Various equipment leases for copiers, postage meters and laptop computers are maintained under operating leases. The Company leases one automobile for use in its Europe region.

        Purchase obligations:    Consulting agreements with the Company's former CEO, former President of its Asia/Pacific region and a former employee are included under this category. The consulting agreements require the above-mentioned former employees to assist the Company with business development activities by performing duties such as maintaining prior business relationships and assisting in the development of new business prospects.

Inflation

        Although the operations of the Company are influenced by general economic conditions, the Company does not believe inflation had a material effect on the results of operations during the year ended December 31, 2003. However, there can be no assurance the Company's business will not be affected by inflation in the future.

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

  •
  fluctuations in demand for services resulting from budget cuts, project delays, cyclical downturns or similar events, including the recent economic downturn;

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

International business exposes the Company to various foreign statutory requirements, which could interfere with business or operations and could result in increased expenses and declining profitability.

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

  •
  legal requirements and regulations of various foreign countries, which may make compliance by the Company with such laws and regulations difficult and may make enforcement of the Company's intellectual property rights more difficult; and

  •
  fluctuations in currency exchange rates, which may affect demand for the Company's services and may adversely affect the profitability in United States dollars of services provided by the Company in foreign markets where payment for its services is made in the local currency; and general economic conditions in the foreign countries in which the Company operates, which could have an adverse impact on its earnings from operations in those countries.

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

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk.

        The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company's credit agreement provides for borrowings, which bear interest of prime plus 2%, on the $3.0 million revolving portion and prime plus 4% on the $2.8 million term portion. Since January 1, 1993, the prime rate has fluctuated between 9.5% and 4%. Based on the volatility of the prime rate in recent years, a five-percentage point increase in interest rates would have resulted in an additional $302,000 of additional interest expense in 2003. The Company had borrowings on its revolving line of credit from time to time during 2003, with no borrowings outstanding at December 31, 2003. Through March 23, 2004, the Company had no additional borrowings or repayments on its revolving line of credit.

        Due to the Company's foreign operations in Europe and Asia, the Company is exposed to transaction adjustments with respect to foreign currency. The Company's functional currency is the United States dollar. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. There is no translation adjustment to the separate component of stockholders' equity or adjustment to comprehensive income. The Company incurred foreign exchange losses of $3,000 and $58,000 for the years ended December 31, 2003 and 2002, respectively. At December 31, 2003, the effect of a 10% increase in foreign exchange rates would have resulted in a $39,000 foreign currency exchange loss on the Company's non United States denominated assets and a $22,000 foreign exchange gain on the Company's non United States denominated liabilities. As such, the net effect of a 10% increase in the Company's foreign exchange rates, at December 31, 2003, would have been a $17,000 foreign currency exchange loss. The Company believes that operating under United States dollar functional currency, combined with transacting business in countries with traditionally stable currencies mitigates the effect of any near-term foreign currency transaction adjustments on the Company's financial position, results of operations and cash flows.

        The Company has not engaged in foreign currency hedging transactions nor does the Company have any derivative financial instruments. However, going forward, the Company will assess the need to enter into hedging transactions to limit its risk due to fluctuations in exchange rates.

ITEM 8. Financial Statements and Supplementary Data.

        See Index to Consolidated Financial Statements on page F-1. Supplementary quarterly financial information for the Company is included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

ITEM 9A. Controls and Procedures.

        Based on the evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report, James T. Taylor, the President, Chief Executive Officer and Chief Financial Officer, has concluded that, in his judgment, the Company's disclosure controls and procedures are designed to ensure that material information relating to the Company, including the Company's subsidiaries, is accumulated and communicated to the Company's management, including its principal executive and financial officers of the Company or its subsidiaries, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

        The information relating to the Company's directors and nominees for election as directors, and the information relating to executive officers of the Company, is incorporated herein by reference from the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2003.

ITEM 11. Executive Compensation.

        The discussion under "Executive Compensation" in the Company's Proxy Statement for its 2004 Annual Meeting is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

        The discussion under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 2004 Annual Meeting is incorporated herein by reference.

        The following table provides information related to the number of shares to be issued upon exercise of all outstanding options, warrants and rights and the number of shares available for future issuance under the Company's equity compensation plans at December 31, 2003.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	2,545,058(1)(2)	$2.62	204,087
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,545,058	$2.62	204,087

(1)
These plans include the Thomas Group, Inc. 1988, 1992 and 1997 Stock Option Plans and the Non-Employee Director Plan.
(2)
The number of shares is subject to adjustments for changes resulting from stock dividends, stock splits, recapitalizations and similar events.

ITEM 13. Certain Relationships and Related Transactions.

        The discussion under "Certain Transactions" in the Company's Proxy Statement for its 2004 Annual Meeting is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services.

        The discussion under "Principal Accounting Fees and Services" in the Company's Proxy Statement for its 2004 Annual Meeting is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
(1)  See Index to Consolidated Financial Statements on page F-1.

(a)
(2)  All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)
(3)  Documents filed as part of this report.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company filed August 13, 1993, with the State of Delaware Office of the Secretary of State (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.2	Amended and Restated By-Laws (filed as Exhibit 3.5 to the Company's 1993 Form S-1 (File no. 33-64492) and incorporated herein by reference).
3.3	Amended and Restated By-Laws dated May 30, 2001 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

4.1	Specimen Certificate evidencing Common Stock (filed as Exhibit 4.1 to the Company's 1993 Form S-1 (file No. 33-64492) and incorporated herein by reference).
4.2	Form of Warrant Certificate for the Purchase of Shares (SRG & Associates, Ltd.) (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.3	Form of Warrant Certificate for the Purchase of Shares (Lyon Securities, Inc.) (filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.4	Rights Agreement dated July 9, 1998 (filed as Exhibit 4 to the Company's Report on Form 8-K dated July 16, 1998 and incorporated herein by reference).
4.5	Amendment No. 1 to Rights Agreement dated March 1, 1999 (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.6	Amendment No. 2 to Rights Agreement dated August 12, 1999 (filed as Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter dated June 30, 1999 and incorporated herein by reference).
4.7	Warrant to Purchase Common Stock, dated September 20, 2002, issued to John T. Chain, Jr. (filed as Exhibit 99.3 to the Company's Form 8-K dated October 3, 2002 and incorporated herein by reference).
4.8	Registration Rights Agreement, dated September 20, 2002, by and between the Company and John T. Chain, Jr. (filed as Exhibit 99.4 to the Company's Form 8-K dated October 3, 2002 and incorporated herein by reference).
4.9	First Amendment to Rights Agreement, dated September 13, 2002, between the Company and Computershare Trust Company, as rights agent (filed as Exhibit 99.7 to the Company's Form 8-K dated October 3, 2002 and incorporated herein by reference).
4.10	Warrant to Purchase Common Stock, dated October 17, 2002, issued to Edward P. Evans (filed as Exhibit 99.3 to the Company's Form 8-K/A dated October 22, 2002 and incorporated herein by reference).
4.11	Registration Rights Agreement, dated October 17, 2002, by and between the Company and Edward P. Evans (filed as Exhibit 99.4 to the Company's Form 8-K/A dated October 22, 2002 and incorporated herein by reference).
4.12	Second Amendment to Rights Agreement, dated October 17, 2002, between the Company and Computershare Trust Company, as rights agent (filed as Exhibit 99.7 to the Company's Form 8-K/A dated October 22, 2002 and incorporated herein by reference).
4.13	Amended and Restated Warrant, dated October 17, 2002, issued to John T. Chain, Jr. (filed as Exhibit 99.9 to the Company's Form 8-K/A dated October 22, 2002 and incorporated herein by reference).
10.1	Amended and Restated 1988 Stock Option Plan 9 (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.2	Amended and Restated 1992 Stock Option Plan (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.3	Amended and Restated 1997 Stock Option Plan (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.4	401(k) Plan (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.5	First Amended and Restated Revolving Credit Loan Agreement dated December 4, 1996 between Comerica Bank-Texas and the Company (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.6	Non-Employee Director Retainer Fee Plan (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.7	Amendment No. 1 to Revolving Loan Agreement, dated April 1, 1999 between Comerica Bank-Texas and the Company (filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).
10.8	Employment Agreement between the Company and John R. Hamann dated January 12, 2001 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).
10.9	Third Amendment to First Amended and Restated Revolving Credit loan Agreement, dated March 29, 2002 between Comerica Bank-Texas and the Company (filed as Exhibit 10.8 to the Company's Form 8-K dated April 18, 2002 and incorporated herein by reference).
10.10	Promissory Note between John T. Chain, Jr. and the Company dated March 29, 2002, (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.11	Promissory Note between John R. Hamann and the Company dated March 29, 2002, (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.12	Promissory Note between John T. Chain. Jr. and the Company dated May 31, 2002, (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.13	Note and Warrant Purchase Agreement, dated September 20, 2002, by and between the Company and General Chain (filed as Exhibit 99.1 to the Company's Form 8-K dated October 3, 2002 and incorporated herein by reference).
10.14	6% Subordinated Convertible Promissory Note, dated September 20, 2002, issued to John T. Chain, Jr. in the principal amount of $1,000,000 (filed as Exhibit 99.2 to the Company's Form 8-K dated October 3, 2002 and incorporated herein by reference).
10.15	Subordination Agreement, dated September 20, 2002, by and among the Company, John T. Chain, Jr. and Comerica Bank-Texas (filed as Exhibit 99.5 to the Company's Form 8-K dated October 3, 2002 and incorporated herein by reference).
10.16	Amended and Restated Note and Warrant Purchase Agreement, dated October 17, 2002, by and between the Company, Edward P. Evans and John T. Chain, Jr. (filed as Exhibit 99.1 to the Company's Form 8-K/A dated October 22, 2002 and incorporated herein by reference).
10.17	6% Subordinated Convertible Promissory Note, dated October 17, 2002, issued to Edward P. Evans in the principal amount of $1,000,000 (filed as Exhibit 99.2 to the Company's Form 8-K/A dated October 22, 2002 and incorporated herein by reference).
10.18	Subordination Agreement, dated October 17, 2002, by and among the Company, Edward P. Evans and Comerica Bank-Texas (filed as Exhibit 99.5 to the Company's Form 8-K/A dated October 22, 2002 and incorporated herein by reference).
10.19	Waiver and Consent Agreement, dated October 17, 2002, by and among Edward P. Evans, John T. Chain, Jr. and the Company (filed as Exhibit 99.8 to the Company's Form 8-K/A dated October 22, 2002 and incorporated herein by reference).
10.20	Second Amended and Restated Revolving Credit loan Agreement dated November 26, 2002 between Comerica Bank-Texas and the Company (filed as Exhibit 10.9 to the Company's Form 8-K dated December 27, 2002 and incorporated herein by reference).

10.21	Employment Agreement between the Company and John R. Hamann dated December 21, 2002, (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.22	Employment Agreement between the Company and James T. Taylor dated December 21, 2002, (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.23	First Amendment to Second Amended and Restated Revolving Credit Loan Agreement dated April 15, 2003 between Comerica Bank-Texas and the Company, (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
*10.24	Consulting Agreement between the Company and John R. Hamann dated December 31, 2003.
*10.25	Consulting Agreement by and between the Company, Asian Consulting Resources, Ltd. and G. Toby Marion dated February 19, 2004.
*10.26	Severance Agreement between the Company and G. Toby Marion dated February 19, 2004.
*10.27	Appreciation Rights Agreement between the Company and James T. Taylor dated December 13, 2003.
*10.28	Appreciation Rights Agreement between the Company and John R. Hamann dated December 12, 2003.
*10.29	Consulting Agreement between the Company and John T. Chain, Jr. dated February 5, 2004.
*10.30	Employment Agreement between the Company and Jimmy C. Houlditch dated August 12, 2003.
*10.31	Second Amendment to Second Amended and Restated Revolving Credit Loan Agreement dated February 2, 2004 between Comerica Bank and the Company.
*14.1	Code of Ethics.
*21	Subsidiaries of the Company.
*23	Consent of Hein & Associates LLP.
*23.1	Consent of Ernst & Young LLP.
24	Power of Attorney (set forth on the signature page of this Form 10-K).
*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

(b)
Reports on Form 8-K for the quarter ending December 31, 2003:

Date of Filing	Subject
October 29, 2003	Thomas Group, Inc. Third Quarter Earnings Release dated October 29, 2003 (such press release is not incorporated by reference herein or deemed "filed" within the meaning of Section 18 of the Securities Act of 1933, as amended).

(c)
Exhibits—The response to this portion of Item 15 is submitted as a separate section of this report.

(d)
Financial statement schedules—See Item 15 (a)(2) for the response to this portion of Item 15.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, State of Texas, on March 30, 2004.

THOMAS GROUP, INC.
By:	/s/ JAMES T. TAYLOR James T. Taylor Chief Executive Officer

POWER OF ATTORNEY

        Each individual whose signature appears below constitutes and appoints James T. Taylor such person's true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for such person and in such person's name, place, and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JAMES T. TAYLOR James T. Taylor	Chief Executive Officer, President, and Chief Financial Officer	March 30, 2004
/s/ JOHN T. CHAIN, JR. John T. Chain, Jr.	Chairman of the Board	March 30, 2004
/s/ RICHARD A. FREYTAG Richard A. Freytag	Director	March 30, 2004
/s/ CHARLES M. HARPER Charles M. Harper	Director	March 30, 2004
/s/ DAVID B. MATHIS David B. Mathis	Director	March 30, 2004

ANNUAL REPORT ON FORM 10-K
ITEM 8, and 15(a)(1) and (c)
LIST OF FINANCIAL STATEMENTS
CERTAIN EXHIBITS
FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2003
THOMAS GROUP, INC.
DALLAS, TEXAS

FORM 10-K—ITEM 15(a)(1)
Thomas Group, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        The following consolidated financial statements of Thomas Group, Inc. are included in response to Item 8:

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Thomas Group, Inc

        We have audited the accompanying consolidated balance sheet of Thomas Group, Inc. as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thomas Group, Inc. at December 31, 2003, and the consolidated results of their operations and their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

HEIN & ASSOCIATES LLP
Dallas, Texas
February 23, 2004

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

ERNST & YOUNG, LLP

Dallas, Texas
March 7, 2003, except for Note 2
as to which the date is April 15, 2003

THOMAS GROUP, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002 (Restated)
	In thousands, except share data
ASSETS
Current Assets
Cash and cash equivalents	$1,924	$2,332
Trade accounts receivable, net of allowances of $45 at December 31, 2003 and 2002, respectively	3,549	6,454
Unbilled receivables	285	32
Other current assets	424	766

Total Current Assets	6,182	9,584

Property and equipment, net	1,101	1,879
Other assets	157	229

	$7,440	$11,692

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$2,332	$2,514
Income taxes payable	147	531
Revolving line of credit	—	2,251
Current portion of long-term debt	1,200	1,000
Current maturities of indebtedness to related parties	—	71
Current maturities of other long-term obligations	6	6

Total Current Liabilities	3,685	6,373

Indebtedness to related parties	1,400	1,400
Long-term debt	1,600	3,901
Other long-term obligations	80	20

Total Liabilities	6,765	11,694

Commitments and Contingencies (Notes 9 and 11)
Stockholders' Equity (Deficit)
Common stock, $.01 par value; 25,000,000 shares authorized; 12,109,538 shares issued and 9,555,662 and 9,556,139 shares outstanding at December 31, 2003 and 2002, respectively	$121	$121
Additional paid-in capital	26,062	26,638
Accumulated deficit	(2,263)	(3,509)
Accumulated other comprehensive loss	(786)	(793)
Treasury stock, 2,553,876 and 2,553,399 shares at December 31, 2003 and 2002, respectively, at cost	(22,459)	(22,459)

Total Stockholders' Equity (Deficit)	675	(2)

	$7,440	$11,692

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002 (Restated)	2001 (Restated)
	In thousands, except share data
Consulting revenue before reimbursements	$29,851	$31,670	$51,670
Reimbursements	556	1,556	7,775

Total revenue	30,407	33,226	59,445

Cost of sales before reimbursable expenses	15,064	20,307	33,218
Reimbursable expenses	556	1,556	7,775

Total cost of sales	15,620	21,863	40,993

Gross profit	14,787	11,363	18,452
Selling, general and administrative	13,582	17,400	25,723
Restructuring charges	—	1,300	—
Litigation settlements	—	—	2,933

Operating income (loss)	1,205	(7,337)	(10,204)
Interest income (expense), net	(625)	(831)	27
Other income, net	—	12	1

Income (loss) from operations before income taxes	580	(8,156)	(10,176)
Income taxes (benefit)	(132)	(438)	5,959

Net income (loss)	$712	$(7,718)	$(16,135)

Earnings (loss) per common share:
Basic and diluted	$0.07	$(1.39)	$(3.87)
Weighted average shares:
Basic	9,555,662	5,538,520	4,164,517
Diluted	10,169,575	5,538,520	4,164,517

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock	Additional Paid-In- Capital	Retained Earnings (Accumulated Deficit) (Restated)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	In thousands, except share data
Balance as of December 31, 2000	$67	$24,265	$20,344	$(1,362)	$(21,902)	$21,412
Issuance of 46,066 shares of common stock	—	172	—	—	—	172
Purchase of 109,100 shares of common stock	—	—	—	—	(557)	(557)
Discounted common stock options under employee stock option plans	—	(4)	—	—	—	(4)
Net and comprehensive loss (Restated)	—	—	(16,135)	—	—	(16,135)

Balance as of December 31, 2001 (Restated)	67	24,433	4,209	(1,362)	(22,459)	4,888

Issuance of 5,404,205 shares of common stock upon conversion of notes	54	2,033	—	—	—	2,087
Discounted common stock options under employee stock option plans	—	(111)	—	—	—	(111)
Warrants issued for 1,267,241 shares of common stock	—	283	—	—	—	283
Comprehensive loss:
Foreign currency translation adjustment reclassified to net loss	—	—	—	569	—	569
Net loss	—	—	(7,718)	—	—	(7,718)

Total comprehensive loss (Restated)						(7,149)
Balance as of December 31, 2002 (Restated)	121	26,638	(3,509)	(793)	(22,459)	(2)

Discounted common stock options under employee stock option plans	—	(42)	—	—	—	(42)
Reclass compensation expense for stock options canceled in prior years	—	(534)	534	—	—	—
Comprehensive income:
Foreign currency translation adjustment reclassified to net loss	—	—	—	7	—	7
Net Income	—	—	712	—	—	712

Total Comprehensive Income						719
Balance as of December 31, 2003	$121	$26,062	$(2,263)	$(786)	$(22,459)	$675

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002 (Restated)	2001 (Restated)
Cash Flows from Operating Activities:
Income (loss) from continuing operations	$712	$(7,718)	$(16,135)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	853	1,073	1,206
Amortization	118	213	19
Loss on disposal of assets	212	16	403
Impairment of subleased assets	—	—	503
Bad debt	126	56	530
Other	(19)	69	31
Deferred taxes	—	—	3,339
Cancellation of stock options granted	(42)	(111)	(4)
Loss from restructuring activities	—	1,300	—
Change in operating assets and liabilities:
Decrease trade accounts receivable	2,903	1,556	1,460
(Increase) decrease unbilled receivables	(253)	24	176
Decrease other assets	260	1,610	134
Increase (decrease) accounts payable and accrued liabilities	(241)	(2,293)	122
Increase (decrease) income taxes payable	(386)	(513)	466

Net cash provided by (used in) operating activities	4,243	(4,718)	(7,750)

Cash Flows From Investing Activities:
Proceeds from sale of assets	—	49	6
Capital expenditures	(125)	(371)	(1,079)

Net cash used in investing activities	(125)	(322)	(1,073)
Cash Flows From Financing Activities:
Issuance of subordinated convertible debt	—	2,000	—
Purchase of treasury stock	—	—	(557)
Proceeds from exercise of stock options	—	—	172
Issuance (repayment) of related party indebtedness	(71)	1,471	—
Repayments of debt and other long-term obligations	(2,201)	(11)	—
Net advances (repayments)—line of credit	(2,251)	105	6,140

Net cash provided by (used in) financing activities	(4,523)	3,565	5,755
Effect of exchange rate changes on cash	(3)	(14)	258

Net cash used in operations	(408)	(1,489)	(2,810)

Cash and cash equivalents
Beginning of year	2,332	3,821	6,631

End of year	$1,924	$2,332	$3,821

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

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

        (b)   Prior Period Adjustment—During 2001, the Company recognized a loss on a contract related to the subleasing of its Reston, Virginia office space. This office space included leasehold improvements, the carrying value of which was overlooked in calculating the loss on the sublease transaction.

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

        The table below outlines the major line item adjustments related to the restatement of fiscal years ended 2002 and 2001.

	2002		2001
	As Restated	Previously Reported	As Restated	Previously Reported
	In thousands, except per share data
Property equipment, net	$1,879	$2,298	$2,999	$3,502
Retained earnings (accumulated deficit)	$(3,509)	$(3,090)	$4,209	$4,712
Total stockholders' equity (deficit)	$(2)	$417	$4,888	$5,391
Total assets	$11,692	$12,111	$21,252	$21,755
Selling, general and administrative	$17,400	$17,484	$25,723	$25,220
Net loss	$(7,718)	$(7,802)	$(16,135)	$(15,632)
Loss per common share:
Basic and diluted	$(1.39)	$(1.41)	$(3.87)	$(3.75)

        (c)   Basis Of Presentation—The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain amounts from prior years have been reclassified to conform to the 2003 presentation.

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

        The following table reconciles basic earnings per share to diluted earnings per share under the provisions of SFAS 128.

	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
	In thousands, except per share data
Year Ended December 31, 2003
Basic earnings per share	$712	9,556	$0.07
Effect of dilutive securities:
Options and warrants	—	614	—

Diluted earnings per share	$712	10,170	$0.07

Year Ended December 31, 2002
Basic loss per share (restated)	$(7,718)	5,539	$(1.39)
Effect of dilutive securities:
Options and warrants	—	—	—

Diluted loss per share (restated)	$(7,718)	5,539	$(1.39)

Year Ended December 31, 2001
Basic loss per share (restated)	$(16,135)	4,165	$(3.87)
Effect of dilutive securities:
Options and warrants	—	—	—

Diluted loss per share (restated)	$(16,135)	4,165	$(3.87)

        Total stock options and warrants outstanding in 2003, 2002 and 2001 that are not included in the diluted earnings per share computation due to the antidilutive effects are approximately 1,931,000, 2,532,000 and 1,038,000, respectively. Such options and warrants are excluded due to the Company incurring a net loss in 2002 and 2001 and due to exercise prices exceeding the average market value of the Company's common stock in 2003.

        (e)   Management's Estimates And Assumptions—The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance.

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

        The fair value of the warrants issued, in 2002, was $284,000 and was initially recorded as a reduction, or "discount", of the related debt and a corresponding increase in additional paid in capital. The discount was being accreted to interest expense over the life of the debt. Interest expense of

$99,000 and $185,000 was recorded related to these warrants in 2003 and 2002, respectively. As of December 31, 2003, the discount has been fully accreted.

        During 1997, the Company issued 225,000 warrants to purchase common stock to a financial advisor of the Company. During 1998, 175,000 warrants expired. The remaining 50,000 warrants were re-priced at the exercise price of $9.125 per share, the market price on the date of re-pricing. On October 28, 2003, the remaining 50,000 warrants expired.

        (g)   Advertising—The Company expenses the costs of advertising as incurred. Advertising expense was $0.2 million, $0.3 million and $0.8 million for the years ended December 31, 2003, 2002, and 2001 respectively.

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

        (i)    Capitalized Software Development Costs—The Company capitalized $0.3 million during 2002 and 2001, respectively, of certain software development costs once technological feasibility was achieved. Capitalization of software development costs ceased when the product was available for sale. Software development costs incurred prior to achieving technological feasibility were charged to selling, general and administrative expense. Amortization of previously capitalized software development costs were $0.2 million in 2003 and 2002, respectively. Unamortized software development costs were $0.2 and $0.4 million at December 31, 2003 and 2002, respectively. Estimated aggregate amortization expense is $0.2 million for the year ending December 31, 2004 and $15,000 for the year ending December 31, 2005.

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

        (o)   Accounts Receivable and Allowance for Doubtful Accounts—The Company records trade receivables related to billings to its clients for consulting services. Trade receivables normally have terms of 30 to 60 days. The Company has no interest provision for trade accounts receivable that are past due. Trade accounts receivable are considered past due when the amount due is still uncollected at the time the terms per the trade receivable have expired. An allowance for doubtful accounts is provided when necessary and is evaluated periodically on a client-by-client basis. Receivables written off against the allowance totaled $0.2 million in 2002. For the years ended December 31, 2003 and 2001 there were no receivables written off against the allowance.

        (p)   Concentration Of Credit Risk—The Company provides its services primarily to a diverse group of large, well-established companies and does not require collateral on receivable balances. At December 31, 2003, two clients, CACI and the United States Navy, accounted for $2.2 million or 63% of the Company's total trade accounts receivable of $3.5 million.

        The Company is currently operating in Europe and Asia where potential economic turmoil may result in significant fluctuations in the value of certain foreign currencies versus the United States dollar. The Company may experience difficulties expanding its operations or may encounter other collection issues if economic conditions should change.

        (q)   Foreign Currency Translation—The Company's reporting and functional currency is the United States dollar. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. Monetary assets such as cash, accounts receivable and most liabilities are remeasured at the period end exchange rate. All other assets, liabilities and stockholders' equity are remeasured based on the historical rates that existed at the time of the transaction. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. Revenue and expense transactions are remeasured at the average exchange rate for the period. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. There is no translation adjustment to the separate component of stockholders' equity or adjustment to comprehensive income.

        Prior to the change of the Company's reporting and functional currency to the United States dollar, all adjustments resulting from the translation of foreign currency financial statements were recorded and reported as a separate component of stockholders' equity titled "Accumulated other comprehensive loss". At December 31, 2003 the accumulation of prior years' translation adjustments of approximately $714,000 included in accumulated other comprehensive loss primarily relates to the Company's operations in Europe. Should the Company discontinue the operations of its European subsidiary, such amount would be reclassified from stockholders' equity and recorded as a non-cash charge to operations.

        (r)   Comprehensive Income—Comprehensive income includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders.

        (s)   Stockholder Rights Plan—On July 9, 1998, the Company announced the adoption of a Stockholder Rights Plan, intended to protect the Company from unfair or coercive takeover attempts. The grant of the rights was made to stockholders of record as of July 20, 1998. Periodically, the Stockholder Rights Plan is amended to exempt certain transactions from triggering the rights. During 2002, the Stockholder Rights Plan was amended, on two separate occasions, regarding the conversion of two $1.0 million subordinated notes to common stock.

        (t)    Stock Appreciation Rights—Effective April 8, 2003 the Company entered into two Appreciation Rights Agreements with John R. Hamann, former CEO of the Company, and James T. Taylor. Mr. Hamann's agreement granted him 170,317 appreciation rights ("SAR's") at a price of $0.42 per

SAR. The SAR's are exercisable full or in part immediately upon grant and entitle Mr. Hamann to a cash payment equal to the fair market value, as defined in the agreement, of a share of common stock of the Company over $0.42 per share. Mr. Hamann's SAR's expire the earlier of (a) three months following the date upon Mr. Hamann ceases to be an employee of the Company other than by reason of death, retirement or disability as each term is defined in the Company's 1997 Stock Option Plan (b) if Mr. Hamann ceases to be an employee due to death, retirement or disability, the dates set forth in Article 9 of the 1997 Stock Option Plan or (c) the expiration date of January 12, 2005. Mr. Taylor's agreement granted him 99,351 SAR's at a price of $0.42 per SAR. The SAR's are exercisable full or in part immediately upon grant and entitle Mr. Taylor to a cash payment equal to the fair market value, as defined in the agreement, of a share of common stock of the Company over $0.42 per share. Mr. Taylor's SAR's expire the earlier of (a) three months following the date upon Mr. Taylor ceases to be an employee of the Company other than by reason of death, retirement or disability as each term is defined in the Company's 1997 Stock Option Plan or (b) if Mr. Taylor ceases to be an employee due to death, retirement or disability, the dates set forth in Article 9 of the 1997 Stock Option Plan. At December 31, 2003 the total amount of SAR's expense related to the aforementioned SAR's agreements was $251,000.

        (u)   Stock Options And Warrants—The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Through December 31, 2003, there have been no significant grants to non-employees.

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

        The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock Based Compensation." This statement requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002, and 2001.

	Year Ended December 31,
	2003	2002	2001
Dividend Yield	0%	0%	0%
Expected Volatility	85%	65%	65%
Risk free interest rate	3%	6%	6%
Expected life (years)	5	5	5

        Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income

(loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2003	2002	2001
		(Restated)	(Restated)
	In thousands of dollars
Net income (loss), as reported	$712	$(7,718)	$(16,135)
Add: Stock-based employee compensation expense related to stock options recorded	—	6	69
Add: Stock-based compensation expense related to SARS	251	—	—
Deduct: Total stock-based compensation adjusted for stock option cancellations	(42)	(117)	(73)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(295)	(339)	(342)

Adjusted net income (loss)	$626	$(8,168)	$(16,481)

Earnings (loss) per share
As reported
Basic	$0.07	$(1.39)	$(3.87)
Diluted	$0.07	$(1.39)	$(3.87)
As adjusted
Basic	$0.07	$(1.47)	$(3.96)
Diluted	$0.06	$(1.47)	$(3.96)

        (v)   Fair Market Value Of Financial Instruments—The Company's financial instruments include notes payable. The carrying value of these notes approximates market value because the borrowing rate is similar to other financial instruments with similar terms.

Note 2 Financing Agreement and Liquidity

$5.8 Million Credit Facility

        All United States assets of the Company and 100% of the outstanding capital voting stock of each foreign subsidiary secure the entire $5.8 million credit facility. The $3.0 million revolving line of credit is subject to a borrowing base of 75% applied to the Company's United States trade accounts receivable outstanding less than 90 days. The revolving line of credit bears interest at prime plus 2%. The $2.8 million term note bears interest at prime plus 4%. On February 2, 2004, the credit facility was revised to extend the maturity date to February 28, 2005. With this revision, a $200,000 term note payment was due February 28, 2004, which was made, and monthly term note payments of $100,000 are required beginning March 31, 2004 and continuing until maturity. Term note payments equal to 25% of cash flows provided by operating activities on year-to-date cumulative basis are payable quarterly. The minimum term note reduction under this new agreement is $1.4 million. An amendment fee of $100,000, to be accrued in five $20,000 monthly installments beginning August 1, 2004, was added, payable on December 31, 2004 pending replacement of the Company's senior lender prior to December 31, 2004 in which case would result in a pro rated portion of the amendment fee becoming due. All prior financial covenants were replaced with new financial covenants per the February 2, 2004 amended credit facility, which if breached, could result in acceleration of amounts owed under the amended credit facility. The revised financial covenants require the Company to (1) maintain certain levels of tangible net worth, debt to tangible net worth ratio, minimum levels of EBITDA, (2) to avoid two consecutive quarters that generate operating losses, and (3) restrict annual capital expenditures to $300,000. The covenants are tested quarterly beginning March 31, 2004. At December 31, 2003, the Company was in violation of certain debt covenants under the credit facility which were waived by the senior lender. Although retained earnings is not restricted by this amended credit facility, the declaration or payment of dividends is prohibited by the agreement.

        At December 31, 2003, $1.2 million outstanding under the term note is classified as a current liability, due to the repayment required and $1.6 million is classified as long-term debt due to its maturity date of February 28, 2005. The Company had no outstanding borrowings on its $3.0 million revolving line of credit at December 31, 2003.

        The Company utilized the credit line during 2003 to meet working capital requirements. Total interest expense was $48,000, $157,000, and $161,000 at an annual rate of 3.99%, 5.75% and 4.09% for 2003, 2002, and 2001 respectively. The Company incurred commitment fees on the unused portion of the credit facility, totaling $3,000 and $51,000 for 2002 and 2001 respectively, at an interest rate of 0.375%. The commitment fee was eliminated during 2002 by the senior lender; therefore, there were no commitment fees paid on the unused portion of the credit facility in 2003. Total interest expense on this term loan was $336,000 in 2003.

        Total interest expense for 2003 was $632,000, comprised of $384,000 related to bank debt, $144,000 for related party debt, $99,000 related to warrants and $5,000 to other parties.

        Total interest expense for 2002 was $845,000, comprised of $491,000 related to bank debt, $116,000 for related party debt, $185,000 related to the issuance of warrants and $53,000 to other parties.

        Total interest expense for 2001 was $171,000, related to bank debt.

The Company's Liquidity Plan

        Recent operating results and the restructuring of the Company's credit facility give rise to concerns about the Company's ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due and to remain in compliance with its restrictive loan covenants. During 2003, the Company's cost control strategies improved gross margins and significantly reduced selling, general and administrative expenses. These cost control strategies were the primary reason the Company was able to produce cash flow from operations of $4.2 million. This cash generation was used to pay down term debt by $2.2 million and revolving debt by $2.3 million. The Company has also completed renegotiation of its $5.8 million credit facility and $1.4 million of subordinated notes. These renegotiations extended the maturity date until February 28, 2005 for the $5.8 million credit facility, April 1, 2005 for the $1.0 million subordinated note and June 1, 2005 for the $0.4 million subordinated note. The Company has implemented cost saving measures including staff reductions, downsizing and subleasing of facilities and has taken greater control over alliances with strategic business partners. The Company will take additional cost savings measures such as those taken recently, if necessary, to enhance its liquidity position.

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

Note 3 Other Assets

	December 31,
	2003	2002
	In thousands of dollars
Accounts receivable, employees	$127	$330
Prepaid expenses	224	296
Current receivables	31	36
Income tax receivable	105	220
Investment in Texas Stadium Suite	94	113

	581	995
Less current portion	(424)	(766)

	$157	$229

Note 4 Property And Equipment

	December 31,
	2003	2002
	(Restated)	(Restated)
	In thousands of dollars
Equipment	$4,045	$3,979
Furniture and fixtures	1,550	1,838
Leasehold improvements	2,007	2,110
Computer software	677	629
Equipment under capital leases	29	29
Automobiles	19	19

	$8,327	$8,604
Less accumulated depreciation and amortization	(7,226)	(6,725)

	$1,101	$1,879

Note 5 Other Long-Term Obligations

	December 31,
	2003	2002
	In thousands of dollars
Capital lease	$18	$20
Deferred rent	68	6

	86	26
Less current portion	(6)	(6)

	$80	$20

Note 6 Accounts Payable And Accrued Liabilities

	December 31,
	2003	2002
	In thousands of dollars
Accounts payable trade	$464	$519
Accrued payroll and bonuses	574	684
Accrued severance	137	78
Accrued restructuring	22	100
Accrued employee benefits	328	128
Other accrued liabilities	807	1,005

	$2,332	$2,514

        Accrued severance in 2003 relates to a former employee of the Company's operations in Asia.

        Accrued severance in 2002, relates to staff reductions affecting four employees of the Company's operations in Switzerland.

        At December 31, 2003 and 2002 accrued restructuring relates to accrued legal costs associated with the Company's 2002 filing for insolvency of its German subsidiary.

Note 7 Income Taxes

        The domestic and foreign source components of income (loss) before taxes are as follows:

	Year Ended December 31,
	2003	2002 (Restated)	2001 (Restated)
	In thousands of dollars
Domestic sources	$4,529	$(2,821)	$(9,848)
Foreign sources	(3,949)	(5,335)	(328)

	$580	$(8,156)	$(10,176)

        The reconciliation of income tax from continuing operations computed at the United States federal statutory tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2003	2002	2001
	In thousands of dollars
Income taxes (benefit) at statutory rate	$197	$(2,801)	$(3,289)
Effect on taxes resulting from:
State taxes	30	(31)	366
Increase (decrease) in valuation allowance	—	(836)	3,339
Operating losses and tax credits generated but not benefited	—	—	3,929
Foreign income subject to current United States taxation	—	866	1,458
Utilization of federal net operating losses, less benefit received	(1,445)	1,305	—
Unbenefited losses of foreign subsidiary	1,261	699	858
Effect of United States and foreign minimum taxes	84	—	—
Reversal of prior year estimates	(296)	—	—
Other (primarily permanent differences)	37	360	(702)

	$(132)	$(438)	$5,959

        Federal, state and foreign income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2003	2002	2001
	In thousands of dollars
Current tax expense (benefit):
Federal	$86	$(923)	$328
State	70	(46)	243
Foreign	(288)	531	2,049

	(132)	(438)	2,620
Deferred tax expense:
Federal	—	—	3,066
State	—	—	273

	—	—	3,339

	$(132)	$(438)	$5,959

        Significant components of the Company's net deferred tax assets (liabilities) for federal and state income taxes are as follows:

	December 31,
	2003	2002
	In thousands of dollars
Deferred tax assets:
Net operating loss carryforward	$3,073	$3,754
Foreign tax credit carryforward	848	2,762
Allowance for doubtful accounts	17	17
Restructuring expenses	—	53
Accrued expenses	347	325
Fixed assets	7	—
Minimum tax credit carryforward	157	169
Charitable contribution carryforward	58	58

	4,507	7,138
Valuation allowance	(4,507)	(7,101)

Total deferred tax assets	—	37
Deferred tax liabilities:
Fixed assets	—	(37)

Total deferred tax liabilities	—	(37)

Net deferred tax asset	$—	$—

        At December 31, 2003, the Company has approximately $1.2 million of state net operating loss carryovers, which expire at various times. The Company also has approximately $13.6 million of Asian net operating loss carryovers, which currently do not have any statutory expiration date and $1.7 million of European net operating loss carryovers. In addition, the Company has approximately $0.8 million of United States foreign tax credit carryovers that begin to expire in 2005 and approximately $157,000 of United States minimum tax credits, which may be carried forward indefinitely.

        While a valuation allowance is currently required for the Company's net deferred tax assets, the assets remain available for use in the future to offset future income tax liabilities, should sufficient amounts of United States and foreign income be generated in the carryforward periods.

Note 8 Employee Benefit Plans

        The Company sponsors a 401(k) retirement plan. The Company, at its discretion, matches a portion of the participants' contribution. Participants are vested in the Company's matching contribution after five years of full-time service and may join the plan January 1 and July 1. Matching contribution expense was $50,000 for 2003 and $0.5 million for 2001. The Company did not make a matching contribution in 2002.

        In 1994, the Company established a non-qualified deferred compensation plan. In May of 2002, the plan was terminated and the participants' entire fund balances were distributed to them, net of required federal taxes. The federal taxes were remitted directly to the Internal Revenue Service on behalf of the employees.

Note 9 Commitments and Contingencies

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

        The Company leases office space, vehicles and various types of office equipment under non-cancelable operating leases. Rent expense related to operating leases totaled $1.4 million for 2003, $2.0 million for 2002, and $2.6 million for 2001.

        Minimum lease payments required under non-cancelable operating lease arrangements subsequent to December 31, 2003, are as follows:

Operating Leases
In thousands of dollars
2004	$1,447
2005	1,351
2006	1,087
2007	366

Total minimum lease payments	4,251
Sublease arrangements	(1,779)

Net minimum lease payments	$2,472

Note 10 Segment Data And Sales To Major Customers

        The Company operates in one industry segment, but conducts its business primarily in three geographic areas: North America, Europe and Asia/Pacific. Information regarding these areas follows:

	North America	Europe	Asia/Pacific	Corporate	Total
	In thousands of dollars
Year ended December 31, 2003:
Revenue	$27,110	$132	$3,165	$—	$30,407
Gross profit (loss)	$14,752	$(74)	$109	$—	$14,787
Total assets	$5,961	$301	$1,084	$94	$7,440
Long-lived assets	$1,114	$36	$14	$94	$1,258
Year ended December 31, 2002:
Revenue	$14,331	$14,548	$4,347	$—	$33,226
Gross profit (loss)	$8,986	$4,405	$(2,028)	$—	$11,363
Total assets (restated)	$6,228	$3,959	$1,392	$113	$11,692
Long-lived assets (restated)	$1,646	$162	$187	$113	$2,108
Year ended December 31, 2001:
Revenue	$13,054	$33,912	$12,479	$—	$59,445
Gross profit (loss)	$9,871	$9,968	$(1,387)	$—	$18,452
Total assets (restated)	$7,733	$6,944	$3,442	$3,133	$21,252
Long-lived assets (restated)	$2,124	$857	$266	$3,133	$6,380

        The following table indicates those clients whose revenues were in excess of 10% of consolidated revenues in any of the three years ended December 31, 2003.

	United States	% of Total	Europe	% of Total
	In thousands of dollars
Year Ended December 31, 2003:
CACI	$11,848	39%	$—	—
US Navy	$9,693	32%	$—	—
Year Ended December 31, 2002:
CACI (formerly Acton Burnell)	$9,439	28%	$—	—
Robert Bosch	$—	—	$13,047	39%
Year Ended December 31, 2001:
Robert Bosch	$—	—	$23,256	39%
Adam Opel	$—	—	$6,676	11%
Acton Burnell	$5,967	10%	$—	—

Note 11 Related Party Transactions

        The Company issued two promissory notes to its current Chairman of the Board, General John T. Chain, Jr. The notes are subordinated to the Company's senior lender and their terms are summarized as follows:

Name	Issue Date	Date Funded	Principal & Interest Maturity Date	Semi-Annual Interest Accrual Dates	Interest Rate	Principal Amount	Current Year Interest Expense
General John T. Chain, Jr.	3/29/02	4/4/02	4/1/05	Oct 1/Apr 1	Prime + 6%	$1,000,000	$101,239
General John T. Chain, Jr.	5/31/02	5/28/02	6/1/05	Dec 1/Jun 1	Prime + 6%	$400,000	$40,495

        Effective July 1, 2003, the Company entered into a consulting agreement with its Chairman, General John T. Chain, Jr. The Company will pay Mr. Chain $100,000 annually, in quarterly installments, in return for his services with regards to sales, marketing and financial strategies. The agreement expires June 30, 2005.

        On December 17, 2003, the Company entered into a consulting agreement with a former employee to provide services with regards to the Asian marketplace. The Company will pay a total of $84,640, payable in five equal monthly installments of $16,928 starting January 2, 2004 and ending May 3, 2004.

        Effective April 8, 2003 the Company entered into an Appreciation Rights Agreements with John R. Hamann, former CEO of the Company. Mr. Hamann's agreement granted him 170,317 appreciation rights ("SAR's") at a price of $0.42 per SAR. The SAR's are exercisable full or in part immediately upon grant and entitle Mr. Hamann to a cash payment equal to the fair market value, as defined in the agreement, of a share of common stock of the Company over $0.42 per share. Mr. Hamann's SAR's expire the earlier of (a) three months following the date upon Mr. Hamann ceases to be an employee of the Company other than by reason of death, retirement or disability as each term is defined in the Company's 1997 Stock Option Plan (b) if Mr. Hamann ceases to be an employee due to death, retirement or disability, the dates set forth in Article 9 of the 1997 Stock Option Plan or (c) the expiration date of January 12, 2005.

        On December 31, 2003, the Company entered into a consulting agreement with its former Chief Executive Officer, John R. Hamann. Effective January 13, 2004, the Company agreed to pay a total of $450,000 to Mr. Hamann in return for his services as an advisor to the Chairman of the Board and seeking out new business for the Company. Monthly payments of $37,500 are required until expiration of this agreement on January 12, 2005. In addition, the Company will pay Mr. Hamann a commission of five percent of the value on any new U.S. commercial business for the Company for clients identified by Mr. Hamann prior to January 13, 2005 and which leads to business under contract prior to July 13, 2005. Non-compete and other covenants were re-affirmed and carried into the consulting agreement. The Company intends to monitor Mr. Hamann's progress under the consulting agreement on a regular basis.

        A family member of John R. Hamann, the Company's former Chief Executive Officer, performed, on a contract basis, marketing services during 2003, 2002 and 2001. Fees and expenses related to these services were $30,000 in 2003, $92,000 in 2002 and $187,000 in 2001.

        On March 29, 2002, the Company issued a promissory note in the original amount of $92,000 to its then Chief Executive Officer, John R. Hamann. Although this note was subordinated to the Company's senior lender, it was repaid to Mr. Hamann in full on April 17, 2003, including unpaid interest, with the permission of the senior lender.

        On February 19, 2004, the Company entered into a consulting agreement with its former Asia region president, Mr. G. Toby Marion. Effective May 1, 2004, the Company agreed to pay $408,750, payable in nine installments of $43,750 per month beginning May 31, 2004 and one installment of $15,000 payable in January 2005. Mr. Marion will consult and advise the Company on doing business in Asia. This agreement expires January 31, 2005. Non-compete and other covenants were re-affirmed and carried into the consulting agreement. The Company intends to monitor Mr. Marion's progress under the consulting agreement on a regular basis.

Note 12 Common Stock And Stock Options

        A summary of the status of the Company's stock options to employees as of December 31, 2003, 2002, and 2001 and changes in the years then ended is presented below.

	2003		2002		2001
Common Option Shares	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,214,788	$5.41	988,424	$8.58	916,846	$9.78
Granted	100,000	0.40	701,696	1.53	222,900	5.17
Exercised	—	—	(250)	1.13	(13,238)	0.02
Forfeited	(36,971)	8.57	(475,082)	6.26	(138,084)	8.41

Outstanding at end of year	1,277,817	4.93	1,214,788	$5.41	988,424	$8.58

Options exercisable at year-end	915,966	$5.44	543,952	$8.49	566,073	$9.88
Weighted average grant-date fair value of options granted		$0.18		$0.85		$2.98

        The following table summarizes information about stock options outstanding at December 31, 2003.

			Options Outstanding
Common Options
			Weighted Average Remaining Contractual Life (Years)		Options Exercisable
Exercise Price		Outstanding		Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.37	-7.94	950,545	4.14	$3.23	599,355	$3.13
8.00	-9.78	265,633	4.44	9.25	265,633	9.25
10.09	-13.50	48,275	4.51	11.41	37,614	11.35
14.25	-19.13	13,364	2.61	16.48	13,364	16.48

$0.37	-19.13	1,277,817	4.20	$4.93	915,966	$5.44

Note 13 Supplemental Disclosure Of Cash Flow Information

	Year Ended December 31,
	2003	2002	2001
	In thousands of dollars
Interest paid	$625	$522	$198
Income taxes paid	$291	$1,079	$1,676

        During 2002, a non-cash conversion of $2.0 million of subordinated convertible notes was converted from debt to stockholders' equity.

Note 14 Restructuring

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

        The loss from liquidation for the year ended December 31, 2002 of the German subsidiary is presented in the consolidated statements of operations and consolidated statements of cash flows under the caption "Restructuring charges" and "Loss from restructuring activities", respectively. The carrying amounts of the following assets and liabilities of the German subsidiary are included as part of the 2002 restructuring charge: (amounts in thousands)

	Cash	Non-cash	Total
Cash and cash equivalents	$84	$—	$84
Trade accounts receivable	—	404	404
Other assets	—	152	152
Property and equipment, net	—	336	336
Accounts payable and accrued liabilities	84	(329)	(245)
Accumulated other comprehensive loss(a)	—	569	569

Loss from restructuring activities	$168	$1,132	$1,300

(a)
The non-cash restructuring charge for accumulated other comprehensive loss recognized in 2002 represents unrealized foreign currency losses accumulated prior to 2001. This amount had previously been classified as a separate component of stockholders' equity, and upon approval of the insolvency of the German subsidiary, was charged to operations.

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