Form 10-Q
period 2004-03-31
THOMAS GROUP INC
filed 2004-05-14
CIK 900017

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-22010

THOMAS GROUP, INC. (Exact name of registrant as specified in its charter)
Delaware	72-0843540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5221 North O'Connor Boulevard Suite 500 Irving, TX 75039-3714 (Address of principal executive offices, including zip code)
(972) 869-3400 (Registrant's telephone number, including area code)

NONE (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /x/

        As of May 11, 2004 there were 9,655,662 shares of the registrant's common stock outstanding.

THOMAS GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

THOMAS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$911	$1,924
Trade accounts receivable, net of allowances of $45 in 2004 and 2003, respectively	4,454	3,549
Unbilled receivables	194	285
Other assets	894	424

Total Current Assets	6,453	6,182

Property and equipment, net	992	1,101
Other assets	154	157

	$7,599	$7,440

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,574	$2,332
Income taxes payable	75	147
Current portion of long-term debt	2,500	1,200
Current maturities of other long-term obligations	6	6

Total Current Liabilities	5,155	3,685

Indebtedness to related parties	1,400	1,400
Long-term debt	—	1,600
Other long-term obligations	67	80

Total Liabilities	6,622	6,765

Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 12,209,538 and 12,109,538 shares issued and 9,655,662 and 9,555,662 outstanding in 2004 and 2003, respectively	122	121
Additional paid-in capital	26,129	26,062
Accumulated deficit	(2,029)	(2,263)
Accumulated other comprehensive loss	(786)	(786)
Treasury stock, 2,553,876 shares in 2004 and 2003, at cost, respectively	(22,459)	(22,459)

Total Stockholders' Equity	977	675

	$7,599	$7,440

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
		(Restated)
Consulting revenue before reimbursements	$7,084	$7,598
Reimbursements	35	143

Total revenue	7,119	7,741

Cost of sales before reimbursable expenses	3,704	4,062
Reimbursable expenses	35	143

Total cost of sales	3,739	4,205

Gross profit	3,380	3,536
Selling, general and administrative	3,252	3,413

Operating income	128	123
Interest expense	(90)	(199)

Income (loss) before income taxes	38	(76)
Income tax benefit	(196)	(13)

Net income (loss)	$234	$(63)

Income (loss) per common share:
Basic and diluted	$.02	$(.01)
Weighted average shares:
Basic	9,623,794	9,556,139
Diluted	10,570,227	9,556,139

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
		(Restated)
Cash Flows From Operating Activities:
Net income (loss)	$234	$(63)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	117	230
Amortization	5	4
Amortization of debt discount	—	37
Bad debts	—	13
Other	(12)	(2)
Amortization (cancellation) of stock option grants	27	(22)
Foreign currency loss	—	11
Change in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(897)	307
(Increase) decrease in unbilled receivables	91	(128)
Increase in other assets	(472)	(153)
Increase in accounts payable and accrued liabilities	234	87
Decrease in income taxes payable	(71)	(173)

Net Cash Provided by (Used In) Operating Activities	(744)	148
Cash Flows from Investing Activities:
Capital expenditures	(7)	(10)

Net Cash Used In Investing Activities	(7)	(10)
Cash Flows From Financing Activities:
Net repayments—line of credit	—	(547)
Proceeds from exercise of stock options	40	—
Repayments—other debt	(302)	(2)

Net Cash Used In Financing Activities	(262)	(549)
Effect of Exchange Rate Changes on Cash	—	(4)

Net Change In Cash	(1,013)	(415)
Cash and Cash Equivalents:
Beginning of period	1,924	2,332

End of period	$911	$1,917

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

        1.     (a) Basis of Presentation—The unaudited consolidated financial statements of Thomas Group, Inc. (the "Company") include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the 2003 fiscal year, filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results of operations for the entire year ending December 31, 2004. Certain amounts from prior periods have been reclassified to conform with the 2004 presentation.

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

        The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock Based Compensation." This statement requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Dividend yield	0%	0%
Expected volatility	65%	85%
Risk free interest rate	3%	3%
Expected life (years)	5	5

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003
		(Restated)
	In thousands except per share data
Net income (loss) as reported	$234	$(63)
Deduct: Stock-based compensation adjusted for stock option cancellations	—	(22)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(59)	(72)

Adjusted net income (loss)	$175	$(157)

Income (loss) per share
As reported
Basic and diluted	$.02	$(.01)
As adjusted
Basic and diluted	$.02	$(.02)

            (c) Prior Period Adjustment—During 2001, the Company recognized a loss on a contract related to subleased office space. This office space included leasehold improvements, the carrying value of which exceeded its fair value, and was not recoverable at the time the contract was signed. The sublease loss recorded in 2001 failed to include the impairment of these improvements.

        To correct this situation, the Company has restated the financial statements related to the fiscal years ended 2002 and 2001, and for each of the three quarters ended September 30, 2003.

        Restatement of the March 31, 2003 statement of operations resulted in a $22,000 decrease to selling, general and administrative expense and a corresponding decrease to net loss due to the reversal of depreciation expense related to these leasehold improvements. Restatement of the March 31, 2003 balance sheet resulted in a $397,000 increase to accumulated deficit and a correspondeing decrease to property and equipment. The effect of this prior period adjustment is outlined in the table below.

	Three Months Ended March 31, 2003
	As Restated	Previously Reported
	In thousands, except per share data
Property and equipment, net.	$1,658	$2,055
Accumulated deficit	(3,572)	(3,175)
Total stockholders' equity (deficit)	(87)	310
Total assets	11,006	11,403
Selling, general and administrative	3,413	3,435
Net loss	(63)	(85)
Loss per common share: Basic and diluted	$(.01)	$(.01)

        2.     Financing Agreement—On February 2, 2004, the Company revised its credit agreement with its senior lender extending the maturity date to February 28, 2005. An initial principal payment of $200,000 was made against the term note on February 28, 2004 and monthly term note payments of $100,000 are required beginning March 31, 2004 and continuing until maturity. These required payments result in a minimum term note reduction in 2004 of $1.4 million. In addition, term note payments equal to 25% of cash flows provided by operating activities on a year-to-date, cumulative basis are payable quarterly. As part of the revision, an amendment fee of $100,000 was added. This fee is to be accrued in five monthly installments of $20,000 each beginning August 1, 2004 and is payable in full on December 31, 2004 unless the Company replaces its senior lender. If the senior lender is replaced prior to December 31, 2004, a pro-rata portion of the amendment fee will be due.

        At March 31, 2004 the Company had no borrowings outstanding under the revolving line of credit and $2.5 million outstanding on the term note classified as current liabilities, due to the maturity date of February 28, 2005. At March 31, 2004, the Company was in compliance with all of its debt covenants.

        3.     Liquidity Plan—As a result of cash generated from operations, the Company reduced its senior debt by $4.5 million in 2003 and another $0.4 million through May 11, 2004. The Company's ability to reduce debt and generate cash from operations is due primarily to cost saving measures including staff reductions, downsizing and subleasing facilities and more aggressive collection policies. However, recent operating results and the uncertainty of future business development and growth strategies give rise to concerns about the Company's ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due and to remain in compliance with its restrictive loan covenants.

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

	Three Months Ended March 31,
	2004	2003
		(Restated)
	In thousands, except per share data
Numerator:
Net income (loss)	$234	$(63)

Denominator:
Weighted average shares outstanding:
Basic	9,624	9,556
Effect of dilutive securities:
Common stock options and warrants	946	—

Diluted	10,570	9,556

Earnings (loss) per share:
Basic and diluted	$.02	$(.01)

Stock options and warrants outstanding in 2004 and 2003 that are not included in the diluted earnings per share computation due to the antidilutive effects are approximately 1,499,000 and 2,622,000 respectively. Such options and warrants are excluded due to the Company incurring a net loss for the three months ended March 31, 2003 and due to exercise prices exceeding the average market value of the Company's common stock in 2004.

        5.     Significant Clients—The Company recorded revenue from CACI International of $3.0 million or 42% of revenue for the three month period ended March 31, 2004. Revenue from the same client totaled $2.6 million and 33% of revenue for the three month period ended March 31, 2003.

        The Company recorded revenue from the United States Navy of $2.3 million or 33% of revenue for the three month period ended March 31, 2004. Revenue from the same client totaled $2.5 million or 32% of revenue for the three month period ended March 31, 2003.

        There were no other clients from whom revenue exceeded 10% of total revenue in the three month periods ended March 31, 2004 and 2003, respectively.

        6.     Comprehensive Income or Loss—Comprehensive income or loss includes all changes in equity (foreign currency translation), except those resulting from investments by owners and distributions to owners. For the three month period ended March 31, 2004 and 2003, net income (loss) is the only component of comprehensive income.

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

        8.     Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2004	2003
	In thousands of dollars
Interest paid	$95	$205
Taxes paid	$92	$183

        9.     Segment Data—The Company operates in one industry segment, but conducts its business primarily in three geographic areas: North America, Europe and Asia/Pacific. Information regarding these areas follows:

	Three Months Ended March 31,
	2004	2003
	In thousands of dollars
Revenue:
North America	$6,625	$6,886
Europe	—	70
Asia/Pacific	494	785

Total revenue	$7,119	$7,741

Gross profit (loss):
North America	$3,517	$3,636
Europe	9	(117)
Asia/Pacific	(146)	17

Total gross profit	$3,380	$3,536

	March 31, 2004	December 31, 2003
		(Restated)
	In thousands of dollars
Long-lived assets:
North America	$1,013	$1,114
Europe	30	36
Asia/Pacific	13	14
Corporate	90	94

	$1,146	$1,258

        10.   Income Taxes—During the three months ended March 31, 2004, the Company recorded a net income tax benefit of $196,000, comprised of $22,000 of state income tax and the accrual of a $258,000 income tax refund related to foreign tax credit carrybacks. At December 31, 2003, the Company had approximately $2.3 million of unused foreign tax credits, of which $1.5 million were to expire in 2003. The Company determined that carrying back the entire $2.3 million and amending prior year tax returns would result in a refund of approximately $258,000. The Company is in the process of amending these tax returns. The Company recorded no provision for United States federal income tax expense during the three months ended March 31, 2004 due to the projected effect on United States taxable income from the closing of the Company's subsidiary in Singapore planned for 2004.

        Currently, the Company records no net deferred tax assets due to the fact that the Company believes the recovery of its net deferred tax assets is uncertain. The Company's net deferred tax assets have been offset by a valuation allowance. The net deferred tax assets are still available to the Company and could be used in the future. Utilization of net operating loss carryforwards in the future may be limited if changes in the Company's stock ownership create a change in control as provided in Section 382 of the Internal Revenue Code of 1986, as amended.

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

        In addition to its North America operations, the Company has operations and contracts in its Europe and Asia/Pacific regions. The majority of transactions in these regions are denominated using the United States dollar. However, some of the Company's transactions are in the local currency of the country; therefore, the Company is exposed to currency fluctuation risk. See Item 3 "Quantitative and Qualitative Disclosure About Market Risk".

        The following table sets forth the percentages which items in the statement of operations bear to revenue:

	Three Months Ended March 31,
	2004	2003
Revenue	100.0	100.0
Cost of sales	52.5	54.3

Gross profit	47.5	45.7
Selling, general and administrative	45.7	44.1

Operating income	1.8	1.6
Interest expense	(1.3)	(2.6)

Income (loss) before income taxes	0.5	(1.0)
Income tax benefit	(2.8)	(0.2)

Net income (loss)	3.3%	(0.8)%

Three Month Period Ended March 31, 2004 Compared to Three Month Period Ended March 31, 2003

        Revenue—Revenue decreased $0.6 million or 8% to $7.1 million from $7.7 million in the first quarter of 2004 compared to the first quarter of 2003.

        Fixed fee revenue was $7.0 million, or 98% of revenue in the first quarter of 2004, compared to $7.6 million, or 98% of revenue in the first quarter of 2003. Incentive revenue was $0.1 million, or 2% of revenue in the first quarter of 2004. The first quarter of 2003 contained no incentive revenue. Reimbursements were $35,000 or 2% of revenue in the first quarter of 2004, compared to $143,000, or 2% of revenue in the first quarter of 2003.

        North America region revenue decreased $0.3 million, or 4% to $6.6 million in 2004 from $6.9 million in 2003. Revenue from commercial clients decreased $0.9 million, or 69%, to $0.4 million in the first quarter of 2004, compared to $1.3 million in the first quarter of 2003. Revenue from United States government contracts increased $0.6 million, or 11%, to $6.2 million in the first quarter of 2004, compared to $5.6 million in the first quarter of 2003.

        Asia/Pacific region revenue decreased $0.3 million, or 38% to $0.5 million in 2004 from $0.8 million in 2003. The decrease in revenue reflects revenue from completed contracts in 2003 surpassing revenue from new contracts in 2004.

        Due to the current adverse economic climate in Europe, the Company recorded no revenue in its Europe region during the first quarter of 2004, compared to $70,000 in the first quarter of 2003. The Company pursues revenue opportunities in Europe from its office in Switzerland.

        Gross Profit—Gross profit was 47% of revenue, or $3.4 million in 2004, compared to 46% or $3.5 million in 2003. The increase in gross profit in 2004 is attributable to the conclusion of certain commercial programs that required payments to third parties for their assistance on the programs. This revenue was partially replaced in 2004 with commercial contracts that did not require such payments. In addition, increases in United States government contracts contributed to improved gross margins.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses decreased $0.2 million to $3.2 million in 2004 from $3.4 million in 2003. Renegotiation of contracts with service providers resulted in a $0.1 million decrease in travel and telecommunication costs. Office and equipment rental costs decreased $0.1 million as certain offices were subleased or eliminated and equipment leases were terminated. Also, depreciation and amortization decreased $0.1 million. These decreases were offset by increases in incentive compensation related to the appreciation of SAR's and sales commissions totaling $0.1 million.

Liquidity and Capital Resources

        Cash and cash equivalents decreased by $1.0 million in the first three months of 2004 compared to a $0.4 million decrease in the first three months of 2003. The major components of these changes are discussed below:

        Cash Flows from Operating Activities—Operating activities used cash of $0.7 million during the first three months of 2004 compared to providing cash of $0.1 million in 2003. The increase in cash used by operating activities is primarily due to an increase in trade accounts receivable. Payment from a significant client arrived in early April as opposed to late March, of 2004, as called for under the contract with the client. This lag in collection time created a cash usage during the three month period ended March 31, 2004.

        Cash Flows from Investing Activities—Cash flows used in investing activities totaled $7,000 during the first three months of 2004, primarily for upgrades to office equipment. Cash flows used in investing activities for the first three months of 2003 totaled $10,000 for upgrades to computer software.

        Cash Flows from Financing Activities—Cash flows used in financing activities were approximately $0.3 million during the first three months of 2004, primarily due to $0.3 million of term note payments made to the Company's senior lender. Cash flows used in financing activities were $0.5 million during the first three months of 2003, due to net repayments on the Company's revolving credit facility.

        The Company currently has a stock repurchase plan, which allows the Company to repurchase up to 750,000 shares of the Company's common stock. The Company has approximately 408,000 shares available to purchase under this plan. The Company has purchased no treasury shares since October of 2001.

        4.     Liquidity Plan—As a result of cash generated from operations, the Company reduced its senior debt by $4.5 million in 2003 and another $0.4 million through May 11, 2004. The Company's ability to reduce debt and generate cash from operations is due primarily to cost saving measures including staff reductions, downsizing and subleasing facilities and more aggressive collection policies. However, recent operating results and the uncertainty of future business development and growth strategies give rise to concerns about the Company's ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due and to remain in compliance with its restrictive loan covenants.

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

Inflation

        Although the operations of the Company are influenced by general economic conditions, the Company does not believe inflation had a material effect on the results of operations during the three month periods ended March 31, 2004 or 2003, respectively. However, there can be no assurance the Company's business will not be affected by inflation in the future.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company's credit agreement provides for borrowings, which bear interest of prime plus 2% on a $3.0 million revolving line of credit and prime plus 4% on a $2.5 million term note. In addition, the Company has subordinated debt financing of $1.4 million, which bears interest of prime plus 6%. Since January 1, 1993, the prime rate has fluctuated between 9.5% and 4.0%. Based on the volatility of the prime rate in recent years, a five percentage point increase in interest rates would have resulted in $28,000 of additional interest expense in the first three months of 2004. The Company had no borrowings or repayments on its revolving credit facility during the first three months of 2004, and no outstanding borrowings at March 31, 2004. Through May 11, 2004, the Company had no additional borrowings or repayments related to its revolving credit facility, and on May 11, 2004, the Company had no outstanding borrowings on the revolving credit facility. The term loan portion of the credit facility had an outstanding balance of $2.8 million at the beginning of 2004. Subsequent principal reductions of $0.4 million resulted in the current balance on May 11, 2004 of $2.4 million.

        Due to the Company's foreign operations in Europe and Asia, the Company is exposed to transaction adjustments with respect to foreign currency. The Company uses the United States dollar as its functional currency.

        Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. The Company incurred foreign exchange losses of $93 for the three month period ended March 31, 2004 and foreign exchange losses of $11,000 for the three month period ended March 31, 2003. At March 31, 2004, the effect of a 10% increase in foreign exchange rates would have resulted in a $16,000 foreign currency exchange loss on the Company's non-United States denominated assets and a $11,000 foreign exchange gain on the Company's non-United States denominated liabilities. As such, the net effect of a 10% increase in the Company's foreign exchange rates, at March 31, 2004, would have been a $5,000 foreign currency exchange loss. The Company believes that transacting business in countries with traditionally stable currencies mitigates the effect of any near-term foreign currency transaction adjustments on the Company's financial position, results of operations and cash flows.

        The Company has not engaged in foreign currency hedging transactions nor does the Company have any derivative financial instruments. However, going forward, the Company will assess the need to enter into hedging transactions to limit its risk due to fluctuations in exchange rates.

ITEM 4—CONTROLS AND PROCEDURES

        Based on the evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, James T. Taylor, the President and Chief Executive Officer, has concluded that, in his judgment, the Company's disclosure controls and procedures are designed to ensure that material information relating to the Company, including the Company's subsidiaries, is accumulated and communicated to the Company's management, including its principal executive and financial officers of the Company or its subsidiaries, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

  (a)
  Exhibits

  31.1
  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1
  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K for the Quarter ending March 31, 2004:

Date of Filing	Subject
January 2, 2004	Press release announcing the resignation of John R. Hamann, CEO.
January 12, 2004	Press release announcing the appointment of James T. Taylor as President and CEO.
March 15, 2004
Press Release announcing financial results for the three months and fiscal year ended December 31, 2003 (such press release is not incorporated by reference herein or deemed "filed" within the meaning of Section 18 of the Securities Act of 1933, as amended.)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Thomas Group, Inc.
Registrant

May 14, 2004 Date	/s/ JAMES T. TAYLOR Chief Executive Officer, President and Chief Financial Officer

QuickLinks

  PART I—FINANCIAL INFORMATION
  ITEM 1—FINANCIAL STATEMENTS
THOMAS GROUP, INC. CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)
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
THOMAS GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 4—CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES