Form 10-Q/A
period 2004-03-31
THOMAS GROUP INC
filed 2004-08-06
CIK 900017

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

        Thomas Group, Inc. (the "Company") hereby amends Items 1 and 2 of its quarterly report on Form 10-Q for the three month period ended March 31, 2004 in order to correct a calculation error related to the recording of income tax benefits. The error relates to foreign tax credits, for which an election was made to convert the expiring foreign tax credits to ordinary deductions and carry back the resulting net operating losses to create income tax benefits.

        Restatement of the three month period ended March 31, 2004 resulted in a $224,000 decrease in other current assets, a $40,000 decrease in accounts payable and accrued liabilities and a $184,000 increase in accumulated deficit with a corresponding decrease in income tax benefit. Basic income per share decreased $0.01 per share to $0.01 from $0.02 per share. Diluted income per share decreased $0.02 per share to $0.00 from $0.02 per share.

        The table below outlines the line item adjustments related to the restatement of the three month period ended March 31, 2004.

	Three Months Ended March 31, 2004
	(As Restated)	March 31, 2004 Previously Reported
Other current assets	$670	$894
Accounts payable and accrued liabilities	$2,534	$2,574
Accumulated deficit	$(2,213)	$(2,029)
Income tax benefit	$(12)	$(196)
Net income	$50	$234
Basic earnings per share	$0.01	$0.02
Diluted earnings per share	$0.00	$0.02

        Any items in the original filing not expressly changed by the amendment shall be as set forth in the original filing.

THOMAS GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

THOMAS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2004 (Restated)	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$911	$1,924
Trade accounts receivable, net of allowances of $45 in 2004 and 2003, respectively	4,454	3,549
Unbilled receivables	194	285
Other assets	670	424

Total Current Assets	6,229	6,182

Property and equipment, net	992	1,101
Other assets	154	157

	$7,375	$7,440

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,534	$2,332
Income taxes payable	75	147
Current portion of long-term debt	2,500	1,200
Current maturities of other long-term obligations	6	6

Total Current Liabilities	5,115	3,685

Indebtedness to related parties	1,400	1,400
Long-term debt	—	1,600
Other long-term obligations	67	80

Total Liabilities	6,582	6,765

Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 12,209,538 and 12,109,538 shares issued and 9,655,662 and 9,555,662 outstanding in 2004 and 2003, respectively	122	121
Additional paid-in capital	26,129	26,062
Accumulated deficit	(2,213)	(2,263)
Accumulated other comprehensive loss	(786)	(786)
Treasury stock, 2,553,876 shares in 2004 and 2003, at cost, respectively	(22,459)	(22,459)

Total Stockholders' Equity	793	675

	$7,375	$7,440

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2004 (Restated)	2003 (Restated)
Consulting revenue before reimbursements	$7,084	$7,598
Reimbursements	35	143

Total revenue	7,119	7,741

Cost of sales before reimbursable expenses	3,704	4,062
Reimbursable expenses	35	143

Total cost of sales	3,739	4,205

Gross profit	3,380	3,536
Selling, general and administrative	3,252	3,413

Operating income	128	123
Interest expense	(90)	(199)

Income (loss) before income taxes	38	(76)
Income tax benefit	(12)	(13)

Net income (loss)	$50	$(63)

Income (loss) per common share:
Basic	$.01	$(.01)
Diluted	$.00	$(.01)
Weighted average shares:
Basic	9,623,794	9,556,139
Diluted	10,570,227	9,556,139

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2004 (Restated)	2003 (Restated)
Cash Flows From Operating Activities:
Net income (loss)	$50	$(63)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	117	230
Amortization	5	4
Amortization of debt discount	—	37
Bad debts	—	13
Other	(12)	(2)
Amortization (cancellation) of stock option grants	27	(22)
Foreign currency loss	—	11
Change in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(897)	307
(Increase) decrease in unbilled receivables	91	(128)
Increase in other assets	(248)	(153)
Increase in accounts payable and accrued liabilities	194	87
Decrease in income taxes payable	(71)	(173)

Net Cash Provided by (Used In) Operating Activities	(744)	148
Cash Flows from Investing Activities:
Capital expenditures	(7)	(10)

Net Cash Used In Investing Activities	(7)	(10)
Cash Flows From Financing Activities:
Net repayments—line of credit	—	(547)
Proceeds from exercise of stock options	40	—
Repayments—other debt	(302)	(2)

Net Cash Used In Financing Activities	(262)	(549)
Effect of Exchange Rate Changes on Cash	—	(4)

Net Change In Cash	(1,013)	(415)
Cash and Cash Equivalents:
Beginning of period	1,924	2,332

End of period	$911	$1,917

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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004 (Restated)	2003 (Restated)
	In thousands except per share data
Net income (loss) as reported	$50	$(63)
Deduct: Stock-based compensation adjusted for stock option cancellations	—	(22)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(59)	(72)

Adjusted net loss	$(9)	$(157)

Income (loss) per share
As reported
Basic	$.01	$(.01)
Diluted	$.00	$(.01)
As adjusted
Basic and diluted	$.00	$(.02)

           (c)   Prior Period Adjustments—During the second quarter of 2004, the Company discovered a calculation error related to an income tax benefit that had been recorded in the first quarter of 2004. The error relates to foreign tax credits, for which an election was made to convert the expiring foreign tax credits to ordinary deductions and carry back the resulting net operating losses to create income tax benefits.

        Restatement of the three month period ended March 31, 2004 resulted in a $224,000 decrease in other current assets, a $40,000 decrease in accounts payable and accrued liabilities and a $184,000 increase in accumulated deficit with a corresponding decrease in income tax benefit. Basic income per share for the three months ended March 31, 2004 decreased $0.01 per share to $0.01 from $0.02 per share, and diluted income per share decreased $0.02 per share to $0.00 from $0.02 per share.

        The table below outlines the line item adjustments related to the restatement of the three month period ended March 31, 2004.

	Three Months Ended March 31, 2004
	(As Restated)	Previously Reported
Other current assets	$670	$894
Accounts payable and accrued liabilities	$2,534	$2,574
Accumulated deficit	$(2,213)	$(2,029)
Income tax benefit	$(12)	$(196)
Net income	$50	$234
Basic earnings per share	$0.01	$0.02
Diluted earnings per share	$0.00	$0.02

        During 2001, the Company recognized a loss on a contract related to subleased office space. This office space included leasehold improvements, the carrying value of which exceeded its fair value, and was not recoverable at the time the contract was signed. The sublease loss recorded in 2001 failed to include the impairment of these improvements.

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

	Three Months Ended March 31,
	2004 (Restated)	2003 (Restated)
	In thousands, except per share data
Numerator:
Net income (loss)	$50	$(63)

Denominator:
Weighted average shares outstanding:
Basic	9,624	9,556
Effect of dilutive securities:
Common stock options and warrants	946	—

Diluted	10,570	9,556

Earnings (loss) per share:
Basic	$.01	$(.01)
Diluted	$.00	$(.01)

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

	Three Month Ended March 31,
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

        10.   Income Taxes—During the three months ended March 31, 2004, the Company recorded a net income tax benefit of $12,000, comprised of $22,000 of state income tax and the accrual of a $34,000 income tax refund related to foreign tax credit carrybacks. At December 31, 2003, the Company had approximately $2.3 million of unused foreign tax credits, of which $1.5 million were to expire in 2003. The Company determined that carrying back the entire $2.3 million and amending prior year tax returns would result in a refund of approximately $34,000. The Company is in the process of amending these tax returns. The Company recorded no provision for United States federal income tax expense during the three months ended March 31, 2004 due to the projected effect on United States taxable income from the closing of the Company's subsidiary in Singapore planned for 2004.

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

        The following table sets forth the percentages which items in the statement of operations bear to revenue:

	Three Months Ended March 31,
	2004 (Restated)	2003 (Restated)
Revenue	100.0	100.0
Cost of sales	52.5	54.3

Gross profit	47.5	45.7
Selling, general and administrative	45.7	44.1

Operating income	1.8	1.6
Interest expense	(1.3)	(2.6)

Income (loss) before income taxes	0.5	(1.0)
Income tax benefit	(0.2)	(0.2)

Net income (loss)	0.7%	(0.8)%

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

        The Company has identified several important factors, which could cause actual results to differ materially from those predicted, including, by way of example:

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

        Thomas Group, Inc.
Registrant

August 6, 2004 Date	/s/ James T. Taylor James T. Taylor Chief Executive Officer, President and Chief Financial Officer

QuickLinks

EXPLANATORY NOTE
  PART I—FINANCIAL INFORMATION
  ITEM 1—FINANCIAL STATEMENTS
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