Form 10-Q
period 2004-06-30
THOMAS GROUP INC
filed 2004-08-13
CIK 900017

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004
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

        As of August 13, 2004 there were 9,655,662 shares of the registrant's common stock outstanding.

THOMAS GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

THOMAS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$205	$1,924
Trade accounts receivable, net of allowances of $45 in 2004 and 2003, respectively	5,769	3,549
Unbilled receivables	60	285
Other assets	650	424

Total Current Assets	6,684	6,182

Property and equipment, net	884	1,101
Other assets	149	157

	$7,717	$7,440

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,286	$2,332
Income taxes payable	45	147
Revolving line of credit	400	—
Current portion of long-term debt	2,200	1,200
Current maturities of indebtedness to related parties	1,400	—
Current maturities of other long-term obligations	6	6

Total Current Liabilities	6,337	3,685

Long-term debt	—	1,600
Indebtedness to related parties	—	1,400
Other long-term obligations	44	80

Total Liabilities	6,381	6,765

Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 12,209,538 and 12,109,538 shares issued and 9,655,662 and 9,555,662 outstanding in 2004 and 2003, respectively	122	121
Additional paid-in capital	26,160	26,062
Accumulated deficit	(1,701)	(2,263)
Accumulated other comprehensive loss	(786)	(786)
Treasury stock, 2,553,876 shares in 2004 and 2003, at cost, respectively	(22,459)	(22,459)

Total Stockholders' Equity	1,336	675

	$7,717	$7,440

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003 (Restated)	2004	2003 (Restated)
Consulting revenue before reimbursements	$7,702	$6,983	$14,786	$14,581
Reimbursements	47	182	82	325

Total revenue	7,749	7,165	14,868	14,906

Cost of sales before reimbursable expenses	3,942	3,760	7,646	7,822
Reimbursable expenses	47	182	82	325

Total cost of sales	3,989	3,942	7,728	8,147

Gross profit	3,760	3,223	7,140	6,759
Selling, general and administrative	3,151	3,113	6,403	6,526

Operating income	609	110	737	233
Interest expense	(85)	(173)	(175)	(372)
Other income, net	1	3	1	3

Income (loss) before income taxes	525	(60)	563	(136)
Income taxes	13	15	1	2

Net income (loss)	$512	$(75)	$562	$(138)

Income (loss) per common share:
Basic	$.05	$(.01)	$.06	$(.01)
Diluted	$.05	$(.01)	$.05	$(.01)
Weighted average shares:
Basic	9,655,662	9,555,662	9,639,728	9,555,662
Diluted	10,574,988	9,555,662	10,572,610	9,555,662

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003 (Restated)
Cash Flows From Operating Activities:
Net income (loss)	$562	$(138)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	234	456
Amortization	9	9
Amortization of debt discount	—	73
Bad debts	—	13
Other	—	(4)
Amortization (cancellation) of stock option grants	59	(32)
Foreign currency (gain) loss	3	(2)
Change in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(2,207)	437
(Increase) decrease in unbilled receivables	225	(442)
Increase in other assets	(254)	(142)
Decrease in accounts payable and accrued liabilities	(69)	(299)
Decrease in income taxes payable	(101)	(160)

Net Cash Used In Operating Activities	(1,539)	(231)
Cash Flows from Investing Activities:
Capital expenditures	(17)	(29)

Net Cash Used In Investing Activities	(17)	(29)
Cash Flows From Financing Activities:
Net advances—line of credit	400	103
Repayments of related party indebtedness	—	(71)
Proceeds from exercise of stock options	40	—
Repayments—other debt	(603)	(1,004)

Net Cash Used In Financing Activities	(163)	(972)
Effect of Exchange Rate Changes on Cash	—	(3)

Net Change In Cash	(1,719)	(1,235)
Cash and Cash Equivalents:
Beginning of period	1,924	2,332

End of period	$205	$1,097

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

        1.     (a) Basis of Presentation—The unaudited consolidated financial statements of Thomas Group, Inc. (the "Company") include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the 2003 fiscal year, filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results of operations for the entire year ending December 31, 2004. Certain amounts from prior periods have been reclassified to conform with the 2004 presentation.

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

        The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock Based Compensation." This statement requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004 and 2003.

	Six Months Ended June 30,
	2004	2003
Dividend yield	0%	0%
Expected volatility	65%	85%
Risk free interest rate	3%	3%
Expected life (years)	5	5

        Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income

(loss) and income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003 (Restated)	2004	2003 (Restated)
	In thousands except per share data
Net income (loss) as reported	$512	$(75)	$562	$(138)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(26)	(68)	(85)	(140)

Adjusted net income (loss)	$486	$(143)	$477	$(278)

Income (loss) per share
As reported
Basic	$.05	$(.01)	$.06	$(.01)
Diluted	$.05	$(.01)	$.05	$(.01)
As adjusted
Basic and diluted	$.05	$(.01)	$.05	$(.03)

        (c)   Prior Period Adjustment—During the first quarter of 2004 the Company discovered a calculation error related to an income tax benefit that had been recorded in the first quarter of 2004. The benefit resulted from an election to convert expiring foreign tax credits to ordinary deductions and carry back the resulting net operating losses to prior years, creating income tax refunds.

        Restatement of the three month period ended March 31, 2004 resulted in a $224,000 decrease in other current assets, a $40,000 decrease in accounts payable and accrued liabilities and a $184,000 increase in accumulated deficit with a corresponding decrease in income tax benefit. Basic income per share for the three months ended March 31, 2004 decreased $0.01 per share to $0.01 from $0.02 per share. Diluted income per share for the same period decreased $0.02 per share to $0.00 from $0.02 per share.

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

        Restatement of the June 30, 2003 statement of operations resulted in a decrease to selling, general and administrative expense for the three and six month periods then ended of $21,000 and $43,000 respectively, and a corresponding decrease to net loss due to the reversal of depreciation expense related to these leasehold improvements. Restatement of the June 30, 2003 balance sheet resulted in a

$376,000 increase to accumulated deficit and a corresponding decrease to property and equipment. The effect of this prior period adjustment is outlined in the table below.

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	As Restated	Previously Reported	As Restated	Previously Reported
	In thousands, except per share data
Property and equipment, net.	$1,454	$1,830	$1,454	$1,830
Accumulated deficit	(3,646)	(3,271)	(3,646)	(3,271)
Total stockholders' equity (deficit)	(172)	204	(172)	204
Total assets	10,146	10,522	10,146	10,522
Selling, general and administrative	3,113	3,134	6,526	6,569
Net loss	(75)	(96)	(138)	(181)
Loss per common share:
Basic and diluted	$(.01)	$(.01)	(.01)	(.02)

        2.     Financing Agreement—On February 2, 2004, the Company revised its credit agreement with its senior lender, extending the maturity date to February 28, 2005. An initial principal payment of $200,000 was made against the term note on February 28, 2004 and monthly term note payments of $100,000 were required beginning March 31, 2004 and continuing until maturity. These required payments will result in a minimum term note reduction in 2004 of $1.4 million. In addition, term note payments equal to 25% of cash flows provided by operating activities on a year-to-date, cumulative basis are payable quarterly. As part of the revision, an amendment fee of $100,000 was added. This fee is to be accrued in five monthly installments of $20,000 each beginning August 1, 2004 and is payable in full on December 31, 2004 unless the Company replaces the senior lender. If the senior lender is replaced prior to December 31, 2004, a pro-rata portion of the amendment fee will be due.

        At June 30, 2004 the Company had $0.4 million outstanding under the revolving line of credit and $2.2 million outstanding on the term note classified as current liabilities, due to the maturity date of February 28, 2005. At June 30, 2004, the Company was in compliance with all of its debt covenants.

        3.     Liquidity Plan—As a result of cash generated from operations, the Company reduced its senior debt by $4.5 million in 2003 and another $0.7 million through August 13, 2004. The Company's ability to reduce debt and generate cash from operations is due primarily to cost saving measures including staff reductions, downsizing and subleasing facilities and more aggressive collection policies. However, recent operating results and the uncertainty of future business development and growth strategies give rise to concerns about the Company's ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due and to remain in compliance with its restrictive loan covenants.

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

        The Company's performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company's control. The Company currently seeks business opportunities in the European, Asia/Pacific and North American regions and is affected by prevailing economic conditions in these regions. In addition, recent conflicts throughout the world involving the United States military could potentially have an adverse affect on the Company's liquidity due to the high concentration of United States government contracts, which could result in delays in program operations. If future cash flows and capital resources are insufficient to meet the Company's debt obligations and commitments, the Company may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or restructure or refinance its debt. In the event the Company is unable to do so, the Company may be left without sufficient liquidity and it may not be able to meet its debt service requirements. In such case, an event of default would occur under the credit facility and could result in all of the Company's indebtedness becoming immediately due and payable. As a result, the Company's senior lender would be able to foreclose on the Company's assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003 (Restated)	2004	2003 (Restated)
	In thousands, except per share data
Numerator:
Net income (loss)	$512	$(75)	$562	$(138)

Denominator:
Weighted Average Shares Outstanding:
Basic	9,656	9,556	9,640	9,556
Effect of dilutive securities:
Common stock options and warrants	919	—	933	—

Diluted	10,575	9,556	10,573	9,556

Income (loss) per share:
Basic	$.05	$(.01)	$.06	$(.01)
Diluted	$.05	$(.01)	$.05	$(.01)

        Stock options and warrants outstanding at June 30, 2004 and 2003 that are not included in the diluted earnings per share computation due to the antidilutive effects are approximately 1,406,000 and 2,612,000 respectively. Such options and warrants are excluded due to the Company incurring a net loss for the three and six months ended June 30, 2003 and due to exercise prices exceeding the average market value of the Company's common stock in 2004.

        5.     Significant Clients—The Company recorded revenue from CACI International of $3.8 million and $6.8 million or 50% and 46% of revenue for the three and six month periods ended June 30, 2004. Revenue from the same client totaled $2.6 million and $5.2 million, or 37% and 35% of revenue for the three and six month periods ended June 30, 2003.

        The Company recorded revenue from the United States Navy of $2.1 million and $4.7 million or 27% and 32% of revenue for the three and six month periods ended June 30, 2004. Revenue from the same client totaled $2.2 million and $4.9 million or 32% and 33% of revenue for the three and six month periods ended June 30, 2003.

        There were no other clients from whom revenue exceeded 10% of total revenue in the three and six month periods ended June 30, 2004 and 2003, respectively.

        6.     Comprehensive Income or Loss—Comprehensive income or loss includes all changes in equity (foreign currency translation), except those resulting from investments by owners and distributions to owners. For the three and six month periods ended June 30, 2004 and 2003, net income (loss) is the only component of comprehensive income.

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

        8.     Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
	2004	2003
	In thousands of dollars
Interest paid	$214	$397
Taxes paid	$138	$228

        9.     Segment Data—The Company operates in one industry segment, but conducts its business primarily in three geographic areas: North America, Europe and Asia/Pacific. Information regarding these areas follosws:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	In thousands of dollars
Revenue:
North America	$7,379	$6,269	$14,004	$13,155
Europe	10	—	10	70
Asia/Pacific	360	896	854	1,681

Total revenue	$7,749	$7,165	14,868	$14,906

Gross profit (loss):
North America	$4,036	$3,099	$7,553	$6,735
Europe	2	2	11	(115)
Asia/Pacific	(278)	122	(424)	139

Total gross profit	$3,760	$3,223	$7,140	$6,759

	June 30, 2004	December 31, 2003 (Restated)
	In thousands of dollars
Long-lived assets:
North America	$912	$1,114
Europe	25	36
Asia/Pacific	11	14
Corporate	85	94

	$1,033	$1,258

        10.   Income Taxes—During the three months ended June 30, 2004, the Company recorded net income tax expense of $14,000, comprised of $15,000 of state income tax and $1,000 in foreign income tax refunds. For the six months ended June 30, 2004, the Company recorded net income tax expense of $1,000, comprised of $36,000 of state income tax, $1,000 in foreign income tax refunds and the accrual of a $34,000 income tax refund to foreign tax credit carrybacks (see Note 1c). The Company recorded no provision for United States federal income tax expense during the three or six months ended June 30, 2004 due to the projected effect on United States taxable income from the closing of the Company's subsidiary in Singapore planned for 2004.

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

        The following table sets forth the percentages which items in the statement of operations bear to revenue:

	Three Months Ended June 30,,		Six Months Ended June 30,
	2004	2003 (Restated)	2004	2003 (Restated)
Revenue	100.0	100.0	100.0	100.0
Cost of Sales	51.5	55.0	52.0	54.7

Gross Profit	48.5	45.0	48.0	45.3
Selling, general and administrative	40.6	43.5	43.0	43.7

Operating income	7.9	1.5	5.0	1.6
Interest expense	(1.1)	(2.3)	(1.2)	(2.5)

Income (loss) before income taxes	6.8	(0.8)	3.8	(0.9)
Income taxes	0.2	(0.2)	0.0	0.0

Net income (loss)	6.6%	(1.0)%	3.8%	(0.9)%

Three Month Period Ended June 30, 2004 Compared to Three Month Period Ended June 30, 2003

        Revenue—In the second quarter of 2004, revenue increased $0.5 million. or 7% to $7.7 million from $7.2 million in the second quarter of 2003.

        Fixed fee revenue was $7.6 million, or 99% of revenue in the second quarter of 2004, compared to $6.9 million, or 96% of revenue in the second quarter of 2003. Incentive revenue was $0.1 million, or 1% of revenue in the second quarter of 2004, compared to $0.1 million, or 1% of revenue in the second quarter of 2003. Reimbursements were $47,000 or 0% of revenue in the second quarter of 2004, compared to $182,000, or 3% of revenue in the second quarter of 2003.

        North America region revenue increased $1.1 million, or 17% to $7.4 million in the second quarter of 2004 from $6.3 million in 2003. Revenue from United States government contracts increased $1.3 million, or 24% to $6.7 million in the second quarter of 2004, compared to $5.4 million in the second quarter of 2003. Revenue from commercial clients decreased $0.2 million, or 22%, to $0.7 million in the second quarter of 2004, from $0.9 million in the second quarter of 2003.

        Asia/Pacific region revenue decreased $0.5 million, or 56% to $0.4 million in the second quarter 2004 from $0.9 million in the second quarter 2003. The decrease in revenue reflects revenue from completed contracts in 2003 surpassing revenue from new contracts in 2004.

        Europe region revenue increased $8,000 or 100% in the second quarter of 2004 from zero in the second quarter of 2003. The economic climate in Europe remains difficult, but the Company continues to pursue revenue opportunities in Europe from its office in Switzerland.

        Gross Profit—Gross profit was 49% of revenue, or $3.8 million in 2004, compared to 45% or $3.2 million in 2003. The increase in gross profit in 2004 is attributable to the conclusion of certain commercial programs that required payments to third parties for their assistance on the programs. This revenue was partially replaced in 2004 with commercial contracts that did not require such payments. In addition, increases in United States government contracts contributed to improved gross margins.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $38,000 to $3.15 million in 2004 from $3.11 million in 2003. Renegotiation of contracts with service providers resulted in a $0.1 million decrease in travel and telecommunication costs. Office and equipment rental costs decreased $0.1 million as certain offices were subleased or eliminated and equipment leases were terminated. Also, depreciation and amortization decreased $0.1 million. These decreases were offset by increases in incentive compensation related to sales commissions totaling $0.3 million.

Six Month Period Ended June 30, 2004 Compared to Six Month Period Ended June 30, 2003

        Revenue—Revenue decreased $38,000 to $14.87 million from $14.91 million when comparing the first half of 2004 with 2003.

        Fixed fee revenue was $14.6 million, or 98% of revenue for the first half of both 2004 and 2003. Incentive fee revenue was $0.2 million, or 1% of revenue in the first half of 2004, compared to $77,000 in the first half of 2003. Reimbursements were $82,000, or 1% of revenue in the first half of 2004, compared to $0.3 million, or 2% of revenue in the first half of 2003.

        North America region revenue increased $0.8 million, or 6% to $14.0 million in 2004 from $13.2 million in 2003. Revenue from United States military contracts increased $2.1 million, or 19% to $12.9 million in 2004, from $10.8 million in 2003. Revenue from commercial clients decreased $1.3 million, or 54%, to $1.1 million in 2004, from $2.4 million in 2003.

        Asia/Pacific region revenue decreased $0.9 million, or 53% to $0.8 million in 2004 from $1.7 million in 2003. The decrease reflects revenue from completed contracts in 2003 surpassing revenue from new contracts in 2004, and the conversion of a client from a fixed fee-based contract to a more incentive-based contract.

        Europe region revenue decreased to $41,000 or 84% to $8,000 in 2004 from $49,000 in 2003. The decrease is attributable to the adverse economic climate in Europe. The Company continues to pursue revenue opportunities in Europe from its office in Switzerland.

        Gross Profit—Gross profit was 48% of revenue, or $7.1 million in 2004 compared to 45% or $6.8 million in 2003. The increase in gross profit is attributable to a decrease of $0.4 million in cost of sales. The decrease in cost of sales is related to the conclusion of certain commercial programs that required payments to third parties for their assistance on the programs. This revenue was partially replaced in 2004 with commercial contracts that did not require such payments.

        Selling, General and Administrative—Selling general and administrative expenses decreased $0.1 million to $6.4 million in 2004 from $6.5 million in 2003. Salaries and commissions of salespeople increased $0.5 million in the first half of 2004 when compared to the first half of 2003. This increase was offset by decreases of $0.2 million in travel and telecommunications, $0.2 million in office and equipment rentals, and $0.2 million in depreciation and amortization costs.

Liquidity and Capital Resources

        Cash and cash equivalents decreased $1.7 million in the first six months of 2004 compared to a $1.2 million decrease in the first six months of 2003. The major components of these changes are discussed below:

        Cash Flows from Operating Activities—Operating activities used cash of $1.5 million during the first six months of 2004 compared using cash of $0.2 million in 2003. The increase in cash used by operating activities is primarily due to an increase in trade accounts receivable. This increase relates in part to the revenue increase in the second quarter of 2004, and in part to a payment from a significant client that arrived in early July as opposed to late June 2004, per the terms of their contract.

        Cash Flows from Investing Activities—Cash flows used in investing activities totaled $17,000 during the first six months of 2004, primarily for upgrades to office equipment and computer software. Cash flows used in investing activities for the first six months of 2003 totaled $29,000 for upgrades to computer software.

        Cash Flows from Financing Activities—Cash flows used in financing activities were approximately $0.2 million during the first six months of 2004, primarily consisting of $0.6 million of term note payments made to the Company's senior lender, offset by borrowings of $0.4 million under the Company's revolving line of credit. Cash flows used in financing activities were $1.0 million during the first six months of 2003, due to $1.0 million of repayments on the Company's senior term debt and $0.1 million of repayments on related party subordinated debt, offset by $0.1 million in borrowings under the Company's revolving line of credit.

        The Company currently has a stock repurchase plan, which allows the Company to repurchase up to 750,000 shares of the Company's common stock. The Company has approximately 408,000 shares available to purchase under this plan. The Company has purchased no treasury shares since October of 2001.

        4.     Liquidity Plan—As a result of cash generated from operations, the Company reduced its senior debt by $4.5 million in 2003 and another $0.7 million through August 13, 2004. The Company's ability to reduce debt and generate cash from operations is due primarily to cost saving measures including staff reductions, downsizing and subleasing facilities and more aggressive collection policies. However, recent operating results and the uncertainty of future business development and growth strategies give rise to concerns about the Company's ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due and to remain in compliance with its restrictive loan covenants.

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

Inflation

        Although the operations of the Company are influenced by general economic conditions, the Company does not believe inflation had a material effect on the results of operations during the three or six month periods ended June 30, 2004 or 2003, respectively. However, there can be no assurance the Company's business will not be affected by inflation in the future.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company's credit agreement provides for borrowings, which bear interest of prime plus 2% on a $3.0 million revolving line of credit and prime plus 4% on a $2.2 million term note. In addition, the Company has subordinated debt financing of $1.4 million, which bears interest of prime plus 6%. Between January 1, 1994 and June 30, 2004, the prime rate has fluctuated between 9.5% and 4.0%. Based on the volatility of the prime rate in recent years, a five percentage point increase in interest rates would have resulted in $77,000 of additional interest expense in the first six months of 2004. The Company had borrowings of $0.4 million and no repayments on its revolving credit facility during the first six months of 2004, and outstanding borrowings at June 30, 2004 were $0.4 million. Through August 13, 2004, the Company had additional borrowings of $0.4 million, and repayments of $0.8 million related to its revolving credit facility, and on August 13, 2004, the Company had no outstanding borrowings on the revolving credit facility. The term loan portion of the credit facility had an outstanding balance of $2.8 million at the beginning of 2004. Subsequent principal reductions of $0.7 million resulted in a balance on August 13, 2004 of $2.1 million.

        Due to the Company's foreign operations in Europe and Asia, the Company is exposed to transaction adjustments with respect to foreign currency. The Company uses the United States dollar as its functional currency.

        Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. The Company incurred foreign exchange losses of $3,000 for the six month period ended June 30, 2004 and foreign exchange gains of $2,000 for the six month period ended June 30, 2003. At June 30, 2004, the effect of a 10% increase in foreign exchange rates would have resulted in a $32,000 foreign currency exchange loss on the Company's non-United States denominated assets and a $17,000 foreign exchange gain on the Company's non-United States denominated liabilities. As such, the net effect of a 10% increase in the Company's foreign exchange rates, at June 30, 2004, would have been a $15,000 foreign currency exchange loss. The Company believes that transacting business in countries with traditionally stable currencies mitigates the effect of any near-term foreign currency transaction adjustments on the Company's financial position, results of operations and cash flows.

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

  (a)
  Exhibits

  31.1
  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1
  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K for the Quarter ending June 30, 2004:

Date of Filing	Subject
April 22, 2004	Press Release announcing financial results for the three months ended March 31, 2004 (such press release is not incorporated by reference herein or deemed "filed" within the meaning of Section 18 of the Securities Act of 1933, as amended.)
July 30, 2004
Press Release announcing financial results for the three and six months ended June 30, 2004 (such press release is not incorporated by reference herein or deemed filed within the meaning of Section 18 of the Securities Act of 1933, as amended.)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Thomas Group, Inc. Registrant
August 13, 2004 Date	/s/ JAMES T. TAYLOR James T. Taylor Chief Executive Officer, President and Chief Financial Officer

QuickLinks

THOMAS GROUP, INC.
THOMAS GROUP, INC. CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)
THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share data) (Unaudited)
THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
THOMAS GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THOMAS GROUP, INC.
SIGNATURES