Form 10-Q
period 2004-09-30
THOMAS GROUP INC
filed 2004-11-15
CIK 900017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22010

THOMAS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	72-0843540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5221 North O’Connor Boulevard

Suite 500

Irving, TX  75039-3714

(Address of principal executive offices, including zip code)

(972) 869-3400

(Registrant’s telephone number, including area code)

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

Yes ☐   No ☒

As of November 9, 2004 there were 9,684,139 shares of the registrant’s common stock outstanding.

THOMAS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THOMAS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$—	$1,924
Trade accounts receivable, net of allowances of $45 in 2004 and 2003, respectively	5,337	3,549
Unbilled receivables	—	285
Other assets	622	424
Total Current Assets	5,959	6,182
Property and equipment, net	774	1,101
Other assets	143	157
	$6,876	$7,440

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Cash Overdraft	$45	$—
Accounts payable and accrued liabilities	2,873	2,332
Income taxes payable	90	147
Revolving line of credit	758	—
Current portion of long-term debt	—	1,200
Current maturities of other long-term obligations	6	6
Total Current Liabilities	3,772	3,685

Long-term debt	—	1,600
Indebtedness to related parties	1,400	1,400
Other long-term obligations	52	80
Total Liabilities	5,224	6,765

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 12,241,822 and 12,109,538 shares issued and 9,687,946 and 9,555,662 outstanding in 2004 and 2003, respectively	122	121
Additional paid-in capital	26,213	26,062
Accumulated deficit	(1,438)	(2,263)
Accumulated other comprehensive loss	(786)	(786)
Treasury stock, 2,553,876 shares in 2004 and 2003, at cost, respectively	(22,459)	(22,459)
Total Stockholders’ Equity	1,652	675
	$6,876	$7,440

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Consulting revenue before reimbursements	$7,277	$8,082	$22,063	$22,663
Reimbursements	9	115	91	440
Total revenue	7,286	8,197	22,154	23,103

Cost of sales before reimbursable expenses	3,684	3,783	11,330	11,605
Reimbursable expenses	9	115	91	440
Total cost of sales	3,693	3,898	11,421	12,045

Gross profit	3,593	4,299	10,733	11,058
Selling, general and administrative	3,250	3,695	9,653	10,221
Operating income	343	604	1,080	837
Interest expense	(65)	(158)	(240)	(530)
Other income, net	—	4	1	7
Income before income taxes	278	450	841	314
Income taxes	15	34	16	36
Net income	$263	$416	$825	$278

Income per common share:
Basic	$.03	$.04	$.09	$.03
Diluted	$.02	$.04	$.08	$.03

Weighted average shares:
Basic	9,664,723	9,555,662	9,648,120	9,555,662
Diluted	10,529,020	10,086,976	10,558,609	10,019,020

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
		(Restated)

Cash Flows From Operating Activities:
Net income	$825	$278
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	351	669
Amortization	14	14
Amortization of debt discount	—	99
Bad debts	—	43
Loss on sale of assets	—	153
Other	(33)	(7)
Amortization (cancellation) of stock option grants	100	(39)
Foreign currency (gain) loss	5	(2)
Change in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(1,787)	1,351
(Increase) decrease in unbilled receivables	295	(220)
Increase in other assets	(198)	(109)
Increase (Decrease) in accounts payable and accrued liabilities	535	(125)
Decrease in income taxes payable	(57)	(78)
Net Cash Provided By Operating Activities	50	2,027

Cash Flows From Investing Activities:
Capital expenditures	(24)	(51)
Net Cash Used In Investing Activities	(24)	(51)

Cash Flows From Financing Activities:
Net advances (repayments) – line of credit	758	(2,251)
Repayments of related party indebtedness	—	(71)
Cash Overdraft	45	—
Issuance of Common Stock	1	—
Proceeds from exercise of stock options	51	—
Repayments – other debt	(2,805)	(1,149)
Net Cash Used In Financing Activities	(1,950)	(3,471)

Effect of Exchange Rate Changes on Cash	—	(4)
Net Change In Cash	(1,924)	(1,499)

Cash and Cash Equivalents:
Beginning of period	1,924	2,332
End of period	$—	$833

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       (a)      Basis of Presentation – The unaudited consolidated financial statements of Thomas Group, Inc. (the “Company”) include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented.  The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K for the 2003 fiscal year, filed with the Securities and Exchange Commission.  The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results of operations for the entire year ending December 31, 2004.  Certain amounts from prior periods have been reclassified to conform to the 2004 presentation.

(b)      Stock Based Compensation – The Company grants incentive and non-qualified stock options and has reserved 3,550,000 shares of common stock for issuance under its stock option plans. Options to purchase shares of the Company’s common stock have been granted to directors, officers and employees. The majority of the options granted become exercisable at the rate of 20% per year, and generally expire ten years after the date of grant.

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

	Nine Months Ended September 30,
	2004	2003
Dividend yield	0%	0%
Expected volatility	65%	85%
Risk free interest rate	3%	3%
Expected life (years)	5	5

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
	In thousands except per share data
Net income as reported	$263	$416	$825	$278
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(37)	(97)	(64)	(204)
Adjusted net income	$226	$319	$761	$74
Income per share
As reported
Basic	$.03	$.04	$.09	$.03
Diluted	$.02	$.04	$.08	$.03
As adjusted
Basic	$.02	$.03	$.08	$.01
Diluted	$.02	$.03	$.07	$.01

(c) Prior Period Adjustment – During the second quarter of 2004 the Company discovered a calculation error related to an income tax benefit accrual of $218,000 that had been recorded in the first quarter of 2004. The accrued benefit resulted from an election to convert expiring foreign tax credits to ordinary deductions and carry back the resulting net operating losses to prior years, creating income tax refunds.  Upon actual preparation of the amended returns, it was determined that the refund was $34,000.  Therefore, restatement of the three month period ended March 31, 2004 resulted in a $224,000 decrease in other current assets, a $40,000 decrease in accounts payable and accrued liabilities and a $184,000 increase in accumulated deficit with a corresponding decrease in income tax benefit. Basic income per share for the three months ended March 31, 2004 decreased $0.01 per share to $0.01 from $0.02 per share. Diluted income per share for the same period decreased $0.02 per share to $0.00 from $0.02 per share.

During 2001, the Company recognized a loss on a contract related to subleased office space. This office space included leasehold improvements, the carrying value of which exceeded its fair value, and was not recoverable at the time the contract was signed. The sublease loss recorded in 2001 failed to include the impairment of these improvements.

To correct this situation, the Company has restated the financial statements related to the fiscal years ended 2002 and 2001, and for each of the three quarters ended September 30, 2003. The effect of this prior period adjustment is outlined in the table below (amounts in thousands, except per share data):

	Year Ended December 31,		Three Months Ended
Increase (decrease) in:	2001	2002	March 31, 2003	June 30, 2003	September 30, 2003

Property and equipment, net	(503)	(419)	(397)	(376)	—
Total stockholders’ equity (deficit)	(503)	(419)	(397)	(376)	—
Total Assets	(503)	(419)	(397)	(376)	—
Selling, general and administrative	503	(84)	22	21	(43)
Net Income (loss)	(503)	84	(22)	(21)	43
Income (loss) per common share:
Basic and Diluted	$(0.12)	$0.02	$0.00	$0.00	$0.00

2. Financing Agreement – On August 16, 2004, the Company agreed to a new credit facility with Bank of America, N.A.  A copy of this loan agreement was filed on August 20, 2004 as Exhibit 99.1 to Form 8-K. This agreement was signed in conjunction with the payoff and termination of the Company’s former credit facility with Comerica Bank. The new facility with Bank of America consists of a $5.5 million revolving line of credit, and includes a borrowing base calculated under a formula based on various percentages of eligible accounts receivable.  The facility also includes an “over-advance” amount that allows the Company to borrow up to $2.2 million more than the borrowing base calculation would otherwise allow, up to the maximum total of $5.5 million.  Beginning August 22, 2004, the $2.2 million over-advance is reduced monthly by $100,000, until it finally is eliminated.  However, the entire $5.5 million is available if the borrowing base calculation is sufficient to support the borrowed amount. Advances under the line of credit bear interest at the prime rate, or LIBOR plus 2.5% if elected. The Company paid $55,000 as a commitment fee to obtain the financing. Any unused balance of the line of credit bears interest at an annual rate of 0.375%.  The facility is secured by all fixtures, receivables and intangibles owned by the Company and contains several financial and non-financial covenants that, if breached, would result in an event of default.  Financial covenants consist of a) Debt Service Coverage ratio, and b) Funded Debt to EBITDA ratio.  In the event of default, the indebtedness would become immediately due and payable.  As a result, the senior lender would be able to foreclose on the Company’s assets.

At September 30, 2004 the Company had $0.8 million outstanding under the revolving line of credit, with a remaining available borrowing base of $4.7 million under the $5.5 million facility. The outstanding balance is classified a current liability due to the revolving nature of the debt. At September 30, 2004, the Company was in compliance with all of its debt covenants.

3.             Liquidity Plan – As a result of cash generated from operations, the Company reduced its senior debt by $4.5 million in 2003 and another $2.8 million through November 9, 2004. The Company’s ability to reduce debt and generate cash from operations is due primarily to cost saving measures including staff reductions, downsizing and subleasing facilities and more aggressive collection policies.  Generating cash flow from operations in the future sufficient to make scheduled payments on its debts as they become due and to remain in future compliance with restrictive loan covenants will depend on the Company’s future performance and in particular, its ability to successfully implement business and growth strategies.  The Company regularly evaluates its business to enhance its liquidity position.  Such evaluation includes appropriate furlough of its unassigned workforce, staff reductions and the downsizing or subleasing of facilities when necessary.

The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control.  Recent conflicts throughout the world involving the United States military could potentially have an adverse affect on the Company’s liquidity due to the high concentration of United States government contracts, which could result in delays in program operations. If future cash flows and capital resources are insufficient to meet the Company’s debt obligations and commitments, the Company may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or restructure or refinance its debt.

4.             Earnings Per Share – Basic earnings per share is based on the number of weighted average shares outstanding.  Diluted earnings per share include the effect of dilutive securities such as stock options and warrants.  The following table reconciles basic earnings per share to diluted earnings per share under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
	In thousands, except per share data
Numerator:
Net income (loss)	$263	$416	$825	$278
Denominator:
Weighted Average Shares Outstanding:
Basic	9,665	9,556	9,648	9,556
Effect of dilutive securities:
Common stock options and warrants	864	531	911	463

Diluted	10,529	10,087	10,559	10,019

Income (loss) per share:
Basic	$.03	$.04	$.09	$.03
Diluted	$.02	$.04	$.08	$.03

Certain anti-dilutive stock options and warrants outstanding are not included in the diluted earnings per share computation because the exercise prices exceeded the average market value of the Company’s common stock for the periods presented. Anti-dilutive shares excluded were approximately 863,000 and 825,000 for the three and nine month periods ended September 30, 2004, and 1,032,000 and 1,043,000 for the three and nine month periods ended September 30, 2003, respectively.

5.             Significant Clients - The Company recorded revenue from CACI International of $3.4 million and $10.3 million or 47% and 46% of revenue for the three and nine month periods ended September 30, 2004. Revenue from the same client totaled $3.6 million and $8.8 million, or 43% and 38% of revenue for the three and nine month periods ended September 30, 2003.

The Company recorded revenue from the United States Navy of $2.1 million and $7.2 million or 29% and 32% of revenue for the three and nine month periods ended September 30, 2004.  Revenue from the same client totaled $2.5 million and $7.7 million or 30% and 33% of revenue for the three and nine month periods ended September 30, 2003.

There were no other clients from whom revenue exceeded 10% of the Company’s total revenue in the three and nine month periods ended September 30, 2004 and 2003, respectively.

6.             Comprehensive Income or Loss – Comprehensive income or loss includes all changes in equity (foreign currency translation), except those resulting from investments by owners and distributions to owners.  For the three and nine month periods ended September 30, 2004 and 2003, net income (loss) is the only component of comprehensive income.

7.             Legal Proceedings – The Company has become subject to various claims and other legal matters, such as collection matters initiated by the Company, in the course of conducting its business. The Company believes that neither such claims and legal matters nor the cost of prosecuting and/or defending such claims and legal matters will have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows. No material claims are currently pending; however, no assurances can be given that future claims, if any, may not be material.

8.             Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
	2004	2003
	In thousands of dollars
Interest paid	$239	$500
Taxes paid	$159	$256

9.             Segment Data – The Company operates in one industry segment, but conducts its business primarily in three geographic areas: North America, Europe and Asia/Pacific. Information regarding these areas follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	In thousands of dollars
Revenue:
North America	$7,084	$7,394	$21,088	$20,550
Europe	—	—	10	70
Asia/Pacific	202	803	1,056	2,483
Total revenue	$7,286	$8,197	22,154	$23,103
Gross profit (loss):
North America	$3,775	$4,276	$11,329	$11,011
Europe	—	2	11	(113)
Asia/Pacific	(182)	21	(607)	160
Total gross profit	$3,593	$4,299	$10,733	$11,058

	September 30, 2004	December 31, 2003
	In thousands of dollars
Long-lived assets:
North America	$803	$1,114
Europe	25	36
Asia/Pacific	9	14
Corporate	80	94
	$917	$1,258

10.           Income Taxes – During the three months ended September 30, 2004, the Company recorded net income tax expense of $15,000, comprised totally of United States state income tax. For the nine months ended September 30, 2004, the Company recorded net income tax expense of $16,000, comprised of $51,000 of state income tax expense, offset by $1,000 in foreign income tax refunds and $34,000 related to an income tax refund for foreign tax credit carrybacks.  The Company recorded no provision for United States federal income tax expense during the three or nine months ended September 30, 2004, due to the effect on United States taxable income from the pending closing of one of the Company’s subsidiaries in the Asia/Pacific region.

During 2002, the Company reached agreements with its current Chairman of the Board, General John T. Chain, Jr. and with Edward P. Evans, a stockholder of the Company, to infuse $1.0 million each, in the form of Subordinated Convertible Notes bearing interest at 6% annually. Upon stockholder approval at the Company’s Annual Meeting of Stockholders held November 11, 2002, the principal and unpaid interest of $11,500 on the notes were converted to 5,364,002 shares of common stock of the Company at a conversion price of $0.375 per share. After conversion of the notes and related interest, General Chain and Mr. Evans hold approximately 29% and 33% of the Company’s outstanding common stock, respectively.  The issuance of these shares, when combined with various other changes in certain stockholders’ stock ownership during the three year period preceding November 11, 2002, resulted in a change in control as provided in Section 382 of the Internal Revenue Code of 1986, as amended. Under Section 382, such a change in control limits the annual deductible amount of net operating loss (“NOL”) carryforwards that existed on the date of the change in control. The NOL carryforward deduction will be limited annually based on a formula involving the value of the Company immediately prior to the change in control. As a result of the Section 382 limitation, the benefit of the NOL carryforward deduction will now be realized over a period of years rather than realizing 100% of the benefit on the 2003 United States tax return.

Currently, the Company records no net deferred tax assets due to the fact that the Company believes the recovery of its net deferred tax assets is uncertain. The Company’s net deferred tax assets have been offset by a valuation allowance. The net deferred tax assets are still available to the Company and could be used in the future. Utilization of NOL carryforwards in the future may be limited if changes in the Company’s stock ownership create a change in control as provided in Section 382 of the Internal Revenue Code of 1986, as amended.

ITEM 2 -MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company derives the majority of its revenue from monthly fixed and incentive fees for the implementation of its Process Value Management (“PVM”) approach.  Incentive fees are tied to improvements in a variety of client performance measures typically involving response time, asset utilization and productivity.  Due to the Company’s use of incentive fee contracts, variations in revenue levels may cause fluctuations in quarterly results.  Factors such as a client’s commitment to a PVM program, general economic and industry conditions, and other issues could affect a client’s business performance, thereby affecting the Company’s incentive fee revenue and quarterly earnings.  Quarterly revenue and earnings of the Company may also be impacted by the size and timing of starts and completions of individual contracts.

In addition to its North America operations, the Company has operations and contracts in its Europe and Asia/Pacific regions. The majority of transactions in these regions are denominated using the United States dollar. However, some of the Company’s transactions are in the local currency of the country; therefore, the Company is exposed to currency fluctuation risk. See Item 3 “Quantitative and Qualitative Disclosure About Market Risk”.

The following table sets forth the percentages which items in the statement of operations bear to revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Revenue	100.0	100.0	100.0	100.0
Cost of Sales	50.7	47.6	51.6	52.1
Gross Profit	49.3	52.4	48.4	47.9
Selling, general and administrative	44.6	45.0	43.5	44.2
Operating income	4.7	7.4	4.9	3.7
Interest expense, net	(0.9)	(1.9)	(1.1)	(2.3)
Income before income taxes	3.8	5.5	3.8	1.4
Income taxes	0.2	0.4	0.1	0.2
Net income	3.6%	5.1%	3.7%	1.2%

Three Month Period Ended September 30, 2004 Compared to Three Month Period Ended September 30, 2003

Revenue – In the third quarter of 2004, revenue decreased $0.9 million. or 11% to $7.3 million from $8.2 million in the third quarter of 2003, primarily as a result of revenue from commercial programs completed in 2003 surpassing revenue from new commercial contracts in 2004.

Fixed fee revenue was $7.2 million, or 99% of revenue in the third quarter of 2004, compared to $8.0 million, or 98% of revenue in the third quarter of 2003.  Incentive revenue was $0.1 million, or 1% of revenue in the third quarter of both 2004 and 2003.  Reimbursements were $9,000 or 0.1% of revenue in the third quarter of 2004, compared to $115,000, or 1% of revenue in the third quarter of 2003.

North America region revenue decreased $0.3 million, or 4% to $7.1 million in the third quarter of 2004 from $7.4 million in 2003. Revenue from commercial clients decreased $0.3 million, or 33%, to $0.6 million in the third quarter of 2004, compared to $0.9 million in the third quarter of 2003.  Revenue from United States government contracts was $6.4 million in the third quarter of both 2004 and 2003.

Asia/Pacific region revenue decreased $0.6 million, or 75% to $0.2 million in the third quarter 2004 from $0.8 million in the third quarter 2003. The decrease in revenue reflects revenue from completed contracts in 2003 surpassing revenue from new contracts in 2004. Although the climate for consulting services in Asia remains difficult, the Company maintains limited sales and marketing activities from its Hong Kong office.  The fixed costs of this office are nominal, so the Company believes this is the most cost-efficient way to generate revenue in the Asia/Pacific region.

The Company’s Europe region generated no revenue in the third quarter of 2004, or 2003. The economic climate in Europe remains difficult, but the Company continues to pursue revenue opportunities in Europe from its office in Switzerland.

Gross Profit – Gross profit was 49% of revenue, or $3.6 million in 2004, compared to 52% or $4.3 million in 2003.  The decrease in gross profit dollars is attributable to the decreased revenue in 2004.  The decrease in gross profit margin is primarily attributable to decreased incentives earned on programs in the Asia/Pacific region.

Selling, General and Administrative Expenses – Selling, general and administrative (“S,G&A”) expenses decreased $0.4 million to $3.3 million in 2004 from $3.7 million in 2003.  Renegotiation of contracts with service providers resulted in a $0.1 million decrease in travel, telecommunication costs and other related costs.  In the third quarter of 2003, $150,000 was accrued for a litigation loss that was paid during the last half of 2003, and trade taxes of $75,000 were paid in China. The absence of these two items in 2004 resulted in a $0.2 million decrease in S,G&A. Office and equipment rental costs decreased $0.2 million as certain offices were subleased or eliminated and equipment leases were terminated.  Depreciation and amortization decreased $0.1 million.  These decreases were offset by increases in compensation related to selling activities totaling $0.2 million.

Nine Month Period Ended September 30, 2004 Compared to Nine Month Period Ended September 30, 2003

Revenue – Revenue decreased $0.9 million to $22.2 million from $23.1 million when comparing the first nine months of 2004 with the same period of 2003.

Fixed fee revenue was $21.7 million, or 98% of revenue for the first nine months of 2004, compared to $22.5 million, or 97% of revenue for the first nine months of 2003.  Incentive fee revenue was $0.4 million, or 2% of revenue in the first nine months of 2004, compared to $0.2 million, or 1% of revenue in the first nine months of 2003.  Reimbursements were $91,000, or 0.1% of revenue in the first nine months of 2004, compared to $0.4 million, or 2% of revenue in the first nine months of 2003.

North America region revenue increased $0.5 million, or 2%, to $21.1 million in 2004 from $20.6 million in 2003.  Revenue from United States government contracts increased $1.5 million, or 8% to $19.3 million in 2004, from $17.8 million in 2003.  Revenue from commercial clients decreased $1.0 million, or 36% to $1.8 million in 2004, from $2.8 million in 2003.

Asia/Pacific region revenue decreased $1.4 million, or 56%, to $1.1 million in 2004 from $2.5 million in 2003.  The decrease reflects revenue from completed contracts in 2003 surpassing revenue from new contracts in 2004, and the conversion of a client from a fixed fee-based contract to a more incentive-based contract.

Europe region revenue decreased $61,000 or 87%, to $9,000 in 2004 from $70,000 in 2003.  The decrease is attributable to the adverse economic climate in Europe.  The Company continues to pursue revenue opportunities in Europe from its office in Switzerland.

Gross Profit – Gross profit was 48% of revenue, or $10.7 million in 2004, compared to 48% or $11.1 million in 2003. Cost of sales decreased $0.7 million due to the elimination of third-party assistance needed on certain commercial programs. Cost of sales increased $0.4 million due to an increased number of resultants working on US government programs. Therefore, a net cost of sales decrease of $0.3 million held 2004 gross margins at 48%, equivalent to the same period of 2003.

Selling, General and Administrative – Selling general and administrative expenses decreased $0.6 million to $9.6 million in 2004 from $10.2 million in 2003.  Salaries and commissions of sales people increased $0.6 million in the first nine months of 2004 when compared to the first nine months of 2003.  This increase was offset by decreases of $0.3 million in travel and telecommunications, $0.4 million in office and equipment rentals, and $0.3 million in depreciation and amortization costs, $0.1 million in litigation costs, and $0.1 million in trade taxes paid in China.

Liquidity and Capital Resources

Cash and cash equivalents decreased $1.9 million in the first nine months of 2004 compared to a $1.5 million decrease in the first nine months of 2003.  The major components of these changes are discussed below:

Cash Flows from Operating Activities – Operating activities provided cash of $0.1 million during the first nine months of 2004 compared to providing cash of $2.0 million in 2003. The reduction in cash provided by operating activities is primarily due to an increase in trade accounts receivable as payments from a significant client were received prior to their due dates in 2003, whereas at September 30, 2004, this client paid by terms in early October 2004.

Cash Flows from Investing Activities – Cash flows used in investing activities totaled $24,000 during the first nine months of 2004, primarily for upgrades to office equipment and computer software. Cash flows used in investing activities for the first nine months of 2003 totaled $51,000 for upgrades to computer software and equipment.

Cash Flows from Financing Activities – Cash flows used in financing activities were approximately $2.0 million during the first nine months of 2004, primarily consisting of the payoff of the $2.8 million term note with the Company’s former senior lender, Comerica Bank.  In conjunction with the payoff, a new revolving line of credit was obtained from Bank of America.  Under this facility, $0.8 million was advanced during the first nine months of 2004. Cash flows used in financing activities were $3.5 million during the first nine months of 2003, due to $1.1 million of repayments on the Company’s senior term debt and $0.1 million of repayments on related party subordinated debt, and $2.3 million in net repayments under the Company’s revolving line of credit.

The Company currently has a stock repurchase plan, which allows the Company to repurchase up to 750,000 shares of the Company’s common stock. The Company has approximately 408,000 shares available to purchase under this plan. The Company has purchased no treasury shares since October of 2001.

The Company has no material commitments for capital expenditures or off-balance sheet arrangements as of the end of the latest fiscal period.

Liquidity Plan

Operations

As a result of cash generated from operations, the Company reduced its senior debt by $4.5 million in 2003 and another $2.8 million through November 9, 2004. The Company’s ability to reduce debt and generate cash from operations is due primarily to cost saving measures, including staff reductions, downsizing and subleasing facilities and more aggressive collection policies.  Generating cash flow from operations in the future sufficient to make scheduled payments on its debts as they become due and to remain in future compliance with restrictive loan covenants will depend on the Company’s future performance and, in particular, its ability to successfully implement business and growth strategies.  The Company regularly evaluates its business to enhance its liquidity position.  Such evaluation includes appropriate furlough of its unassigned workforce, staff reductions and the downsizing or subleasing of facilities when necessary.

The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. Recent conflicts throughout the world involving the United States military, could potentially have an adverse affect on the Company’s liquidity due to the high concentration of United States government contracts, which could result in delays in program operations. If future cash flows and capital resources are insufficient to meet the Company’s debt obligations and commitments, the Company may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or restructure or refinance its debt.

Senior Bank Financing

On August 16, 2004, the Company agreed to a new credit facility with Bank of America, N.A.  A copy of this loan agreement was filed on August 20, 2004 as Exhibit 99.1 to Form 8-K. This agreement was signed in conjunction with the payoff and termination of the Company’s former credit facility with Comerica Bank. The new facility with Bank of America consists of a $5.5 million revolving line of credit, which allows the Company to stay more liquid than under its prior credit agreement with Comerica Bank.  The new facility includes a borrowing base calculated under a formula based on various percentages of eligible accounts receivable.  The facility also includes an “over-advance” amount that allows the Company to borrow up to $2.2 million more than the borrowing base calculation would otherwise allow, up to the maximum total of $5.5 million.  Beginning August 22, 2004, the $2.2 million over-advance is reduced monthly by $100,000, until it finally is eliminated.  However, the entire $5.5 million is available if the borrowing base calculation is sufficient to support the borrowed amount. Advances under the line of credit bear interest at the prime rate, or LIBOR plus 2.5% if elected. The Company paid $55,000 as a commitment fee to obtain the financing. Any unused balance of the line of credit bears interest at an annual rate of 0.375%.  The facility is secured by all fixtures, receivables and intangibles owned by the Company and contains several financial and non-financial covenants that, if breached, would result in an event of default.  Financial covenants consist of a) Debt Service Coverage ratio, and b) Funded Debt to EBITDA ratio.  In the event of default, the indebtedness would become immediately due and payable.  As a result, the senior lender would be able to foreclose on the Company’s assets.

Subordinated Financing

The Company issued two promissory notes to its current Chairman of the Board, General John T. Chain, Jr. The notes are subordinated to the Company’s senior lender and their terms are summarized as follows:

Name	Issue Date	Date Funded	Principal & Interest Maturity Date	Semi-Annual Interest Payment Dates	Interest Rate	Principal Amount

General John T. Chain, Jr.	3/29/02	4/4/02	4/1/06	Oct 1/Apr 1	Prime + 6%	$1,000,000
General John T. Chain, Jr.	5/31/02	5/28/02	6/1/06	Dec 1/Jun 1	Prime + 6%	$400,000

The Company believes that the bank debt facility and subordinated notes provide adequate liquidity based on the Company’s current growth strategies and cost control measures.  The Company also believes that cash flows provided by operating activities will be sufficient to service debt payments as they become due. In the event that revenue growth exceeds anticipated levels, the Company may be required to seek additional financing.

Inflation and Changing Prices

Although the operations of the Company are influenced by general economic conditions, the Company does not believe inflation had a material effect on the results of operations during the three or nine month periods ended September 30, 2004 or 2003, respectively. However, there can be no assurance the Company’s business will not be affected by inflation in the future.

The Company provides management consulting services and uses various pricing models depending on the services to be provided and the duration of the contract.  These pricing models are influenced by direct costs such as compensation paid to employees, travel and telecommunication costs and other direct costs the Company may incur. Prices may also be affected by the Company’s need to remain competitive in the marketplace; however, the proprietary nature of the Company’s services provide a barrier to negative price competition. The Company does not believe that changing prices had a material effect on the results of operations during the three or nine month periods ended September 30, 2004 or 2003, respectively.

“Safe Harbor” Statement Under The Private Securities Litigation Reform Act:

With the exception of historical information, the matters discussed in this report are “forward looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934.

The Company has identified several important factors that could cause actual results to differ materially from those predicted, including, by way of example:

•        The competitive nature of the management consulting industry in light of new entrants into the industry and the difficulty of differentiating the services offered to potential clients;

•        The time required by prospective clients to fully understand the value and complexity of a typical PVM program may result in an extended lead time to close new business;

•        Performance-oriented fees are earned upon the achievement of improvements in a client’s business;

•        The client’s commitment to a PVM program and general economic/industry conditions could impact a client’s business performance and consequently the Company’s ability to forecast the timing and ultimate realization of performance-oriented fees;

•        The ability of the Company to productively re-deploy personnel during program transition periods; and

•        The ability of the Company to create alliances and make acquisitions that are accretive to earnings.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In addition to the risks inherent in its operations, Thomas Group is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding Thomas Group’s exposure to the risks of changing interest rates and foreign exchange rates.

Interest Rates

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. Through August 16, 2004, the Company’s credit agreement with Comerica Bank provided for borrowings bearing interest of prime plus 2% on a $3.0 million revolving line of credit and prime plus 4% on a $2.5 million term note.  Effective August 16, 2004, the Company’s new credit agreement with Bank of America replaced Comerica Bank as the Company’s senior lender. The Bank of America credit facility provides for borrowings under a $5.5 million revolving line of credit, bearing interest at prime or LIBOR plus 2.5%, if elected. In addition, the Company has subordinated debt financing of $1.4 million, which bears interest at prime plus 6%.  Between January 1, 1994 and September 30, 2004, the prime rate fluctuated between 9.5% and 4.0%.  Based on the volatility of the prime rate in recent years, a five percentage point increase in interest rates would have resulted in $106,000 of additional interest expense in the first nine months of 2004.  The Company had borrowings of $5.4 million and repayments of $4.6 million on its revolving credit facilities during the first nine months of 2004, and outstanding borrowings at September 30, 2004 were $0.8 million. Through November 9, 2004, the Company had additional gross borrowings of $2.4 million and additional gross repayments of $3.2 million related to its revolving credit facility.  On November 9, 2004, the Company had no outstanding borrowings on the revolving credit facility.

Foreign Exchange Rates

Due to the Company’s foreign operations in Europe and Asia, the Company is exposed to transaction adjustments with respect to foreign currency. All foreign operations are a direct and integral component of the US parent company operation and all foreign operations are dependent on the economic environment of the US parent’s currency, which is the United States dollar.  In addition, the changes in the foreign operations’ individual assets and liabilities directly affect the cash flow of the United States parent company.  The functional currency criteria are reviewed annually for each individual foreign operation, and based on these facts, the Company has determined that the functional currency for all foreign operations is the United States dollar.

Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. The Company incurred foreign exchange losses of $5,000 for the nine month period ended September 30, 2004 and foreign exchange gains of $2,000 for the nine month period ended September 30, 2003. At September 30, 2004, the effect of a 10% increase in foreign exchange rates would have resulted in a $16,000 foreign currency exchange loss on the Company’s non-United States denominated assets and a $5,000 foreign exchange gain on the Company’s non-United States denominated liabilities.  As such, the net effect of a 10% increase in the Company’s foreign exchange rates, at September 30, 2004, would have been an $11,000 foreign currency exchange loss.  The Company believes that transacting business in countries with traditionally stable currencies mitigates the effect of any near-term foreign currency transaction adjustments on the Company’s financial position, results of operations and cash flows.

The Company has not engaged in foreign currency hedging transactions nor does the Company have any derivative financial instruments. However, going forward, the Company will assess the need to enter into hedging transactions to limit its risk due to fluctuations in exchange rates.

ITEM 4 - CONTROLS AND PROCEDURES

Based on the evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, James T. Taylor, the President and Chief Executive Officer, has concluded that, in his judgment, the Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company, including the Company’s subsidiaries, is accumulated and communicated to the Company’s management, including its principal executive and financial officers of the Company or its subsidiaries, to allow timely decisions regarding required disclosure.  Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

THOMAS GROUP, INC.

PART II - OTHER INFORMATION

Item 5 – Other Information

(a)       None

Item 6 – Exhibits and Reports on Form 8-K

(a)       Exhibits

31.1         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K for the Quarter ending September 30, 2004:

Date of Filing	Subject
October 19, 2004

Press Release announcing financial results for the three and nine months ended September 30, 2004 (such press release is not incorporated by reference herein or deemed filed within the meaning of Section 18 of the Securities Act of 1933, as amended.)

August 20, 2004	Announcement of new credit facility with Bank of America, N.A

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

Thomas Group, Inc.

Registrant

November 15, 2004	/s/ James T. Taylor
Date	James T. Taylor
Chief Executive Officer, President
and Chief Financial Officer