Form 10-K
period 2004-12-31
THOMAS GROUP INC
filed 2005-03-30
CIK 900017

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2004.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-22010

THOMAS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72 0843540 (I.R.S. Employer Identification No.)
5221 North O'Connor Boulevard, Suite 500, Irving, Texas (Address of principal executive offices)	75039-3714 (Zip Code)
(972) 869-3400 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.01 per share	None

Securities registered pursuant to Section 12(g) of the Act: Rights to purchase common stock

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of March 23, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was $6,795,709, based on the OTC Bulletin Board closing price of $1.95.

        As of March 23, 2005, there were 10,655,143 shares of the registrant's common stock outstanding.

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

        Since 1978, the Company has been developing and improving its Process Value Management ("PVM") methodology for achieving operational excellence. PVM is based on the Company's Total Cycle Time® ("TCT") methods and supplements TCT with numerous process improvement tools the Company has developed over the last 26 years. PVM continues to contribute to the measurable operational improvement of hundreds of companies.

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

Statement of Business

        The Company's business is helping its clients improve their bottom-line results using the Company's senior executives who work side-by-side with clients to remove barriers, increase productivity, change culture, and focus on quickly satisfying customer needs. This has been the primary focus of the Company since its beginning in 1978.

Process Value Management

        The Company's PVM approach is based on its 26 years of experience with process improvement tools and methodologies that drive financial bottom-line results. The Company uses PVM to help an enterprise determine strategic business processes, assess their linkages and efficiencies, and prescribe short and long-term enhancement programs that optimize customer satisfaction and shareholder value. The Company's staff of business professionals who apply PVM methodology are referred to by the Company as "Resultants." An initial client assignment might typically address one or more of these key processes that are dragging down performance. A long-term relationship might involve an implementation team of Resultants working with the client over a number of years to achieve a total transformation to the "Process Managed Enterprise."

        Experience has taught us that:

  •
  The Process Managed Enterprise is one in which its management focus and systems are centered on customers and managed around processes;

  •
  All businesses are made up of a series of linked processes, from the initial business concept through all its applied resources to its end customer. All processes, left unmanaged, naturally deteriorate over time;

  •
  People, working in cross-functional teams, focusing on customer needs, are what make processes effective;

  •
  The customer is the final arbiter of the value of the process; and,

  •
  The transformation process itself must deliver short-term operating results as well as long-term systemic business enhancements.

Total Cycle Time

        The Company's initial offering, TCT, centers on reducing cycle times and increasing first pass yield (quality), thereby improving overall productivity. Using the Company's methods, business process cycle times—the time from the beginning to the end of any business activity—can normally be reduced by up to 50%, whether the process is engineering, manufacturing, or sales.

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

        The Company has helped hundreds of clients make a successful transition from functional organizations to efficient SCPV cross-functional teams. Using this PVM architecture, the Company analyzes the client's operations and supply chain network, then applies tools such as TCT to drive down inventory levels, reduce delivery time and improve order accuracy. Ideally, this process links back into the client's suppliers and customers and drives additional benefits.

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

        Program Focus.    The Company focuses primarily on cultural and business process barriers rather than on subject matter barriers and functional units. The Company believes reductions in cultural barriers have a greater impact on improving a client's performance than reducing business process barriers.

Clients

        The Company's clients are typically large, diversified enterprises or distinct units of such enterprises, in North America, Europe, and Asia. Many of the Company's clients are Fortune or Global 1000 companies. The Company has worked for over 250 clients, including the following:

Aerospace	Distribution	Mechanical Engineering
Aerostructures	ProSource	ABB
Bombardier	W.W. Grainger	Alstom Power
Delta Air Lines		Dresser Waukesha
Gulfstream	Electronics	Dresser-Rand
ITT Cannon	ABB	GEA
LSG Sky Chefs	Berg	Hilti
Lufthansa Cargo	EDS	Schindler
Lufthansa Technik	Euclid-Hitachi
McDonnell Douglass	Flat Panel Display	Medical Equipment Supplies
TRW	GTE Control Devices	Boston Scientific
	Gemplus	Siemens Medical
Automotive	Johnson Electric	GE Medical
Adam Opel	Motorola
Audi	Osram	Specialty Retail
Delco	Philips	Tuesday Morning
Delphi	Texas Instruments
Detroit Diesel	Western Digital	Semiconductor
GM	Yuasa Exide Batteries	Alcatel Mietec
GM DELCO		AMI Microsystems
GM/Warranty	Healthcare	ASM Lithography
Meritor	Centura	AT&T Semiconductor
Osram	Mallinckrodt	Cypress Semiconductor
Pep Boys		Fairchild Semiconductor
Robert Bosch	Government	Ford Microelectronics
Saab	FAA	Hewlett Packard
Siemens	CACI	Hyundai
	City of Garland, Texas	IBM
Apparel Manufacturer	United States Army	LG Semiconductor
Brandix	United States Navy	NCR
Esquel Group		National Semiconductor
Lanka Equities	Manufacturing/Industrial	Matra MHS
Tristate Holdings	Breguet	Motorola
	Dover	Philips Semiconductor
Banking, Financial Services,	Emerson	Rockwell
Insurance	Kimberly Clark	Signetics
DG Bank	VIAD	ST Microelectronics
Forethought Insurance	Leeds & Northrup	Taiwan Semiconductor
Olivetti	Moore	Trilogy
Sun Life Financial	Pawnee Industries
	Pinnacle-lvey	Telecommunications
Chemical	Radium	Allen Telecom
Heraeus	Robert Bosch
Shipley	Siemens	Transportation
	Stewart and Stevenson	Alstom
Consumer Products	Teledyne	Amtrak
Givaudan	Thrall	Bombardier
HengAn	Xerox	Burlington Northern Santa Fe
Hillenbrand
Kodak		Utilities
Polaroid		PECO
Rand McNally		Siemens
Robert Bosch		Southern Indiana Gas & Electric
Rubbermaid

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

        The Company operates in one industry segment, but conducts its business primarily in three geographic areas: North America, Europe and Asia/Pacific. Information regarding these areas follows:

	North America	Europe	Asia/Pacific	Corporate	Total
	In thousands of dollars
Year ended December 31, 2004:
Revenue	$28,930	$10	$1,090	$—	$30,030
Gross profit (loss)	$15,673	$11	$(687)	$—	$14,997
Total assets	$6,134	$72	$267	$76	$6,549
Long-lived assets	$728	$19	$7	$76	$830
Year ended December 31, 2003:
Revenue	$27,110	$132	$3,165	$—	$30,407
Gross profit (loss)	$14,752	$(74)	$109	$—	$14,787
Total assets	$5,961	$301	$1,084	$94	$7,440
Long-lived assets	$1,114	$36	$14	$94	$1,258
Year ended December 31, 2002:
Revenue	$14,331	$14,548	$4,347	$—	$33,226
Gross profit (loss)	$8,986	$4,405	$(2,028)	$—	$11,363
Total assets (restated)	$6,228	$3,959	$1,392	$113	$11,692
Long-lived assets (restated)	$1,646	$162	$187	$113	$2,108

        In 2004, two clients accounted for 48% and 33% of the Company's revenue, respectively.

        In 2003, two clients accounted for 39% and 32% of the Company's revenue, respectively.

        In 2002, two clients accounted for 39% and 28% of the Company's revenue, respectively.

Contractual Arrangements

        The Company performs PVM services for clients pursuant to contracts, generally with terms of three months to one year, or targeted process improvement programs that could last from three to six months. Clients compensate the Company for its services in one or more of three forms: fixed fees, task-based or specific deliverable-based, or incentive fees (based on client improvements achieved). The Company's fee structure is based on a client's size, the complexity and geographic deployment of a client's business, the level of improvement opportunity available to a client, the number of barriers to be removed, and certain other factors.

        Fixed fees are recognized on a percentage of completion basis using direct labor efforts as the measurement. Time and effort to date on a project are compared to the total estimated time and effort for the entire project; deriving the percentage completion ratio. This ratio is multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date on the project.

        Task based fees (also known as specific deliverables) are recognized as revenue when the task/deliverable has been completed. Typically, this involves a report, chart, minutes or some other form of proof of completion. This work product is delivered to the client, and the client acknowledges receipt prior to recognition of revenue by the Company.

        Incentive (performance-oriented) fees are calculated by our Resultants, using the client's own data and are based on agreed-upon formulas relating to improvements in customer-specific measures. Incentive fee revenue is recognized by the Company in the period in which the related improvements are achieved. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, the Company obtains customer agreement to these achievements prior to recognizing revenue. Factors such as a client's commitment to PVM, general business and economic cycles and a client's product position in the marketplace will affect the performance of the Company's clients, thus affecting the Company's revenue from incentive fee compensation. In 2004, 2003, and 2002, approximately 1%, 1% and 22%, respectively, of the Company's revenue was attributable to incentive fees.

        The Company includes in its business under commitment (backlog) signed client contracts and budgeted United States government commitments with terms generally ranging from three months to one year. Budgeted United States government commitments consist of funds that are designated for the Company in the Department of Defense's operating budget as a line item, as opposed to inclusion in a general category. Typically, government agencies agree to sign one-year contracts even though the program may be a budgeted expenditure for several years. The Company considers the budgeted United States government commitments to be equivalent to a signed commercial contract. Therefore, these commitments are included in backlog. Backlog at December 31, 2004, was $22.5 million, of which approximately $18.1 million is expected to be realized within fiscal 2005, and the remaining $4.4 million is expected to be realized in 2006. Backlog was $28.4 million at December 31, 2003.

Competition

        Traditional consulting firms provide services similar in some respects to the services provided by the Company. Providers of such services include A.T. Kearney, Inc., Boston Consulting Group, McKinsey & Co., as well as several small firms that primarily focus on time-based management services. Many of the Company's competitors have a larger number of personnel, greater financial, technical and marketing resources than the Company, and there can be no assurance the Company will be able to compete successfully with its existing or new competitors.

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

        The Company believes its most significant competitor is the propensity for potential clients to "self-medicate" by attempting to implement changes in their businesses themselves in the belief they will achieve results comparable to those resulting from the Company's services without the assistance of outside professionals. The Company believes these attempts to self-medicate result in limited success. However, such attempts may substantially lengthen the Company's sales cycle and may, therefore, limit its business opportunities.

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

        The Company's proprietary methodologies have been developed over 26 years at great expense, have required considerable effort on the part of skilled professionals, are not generally known and are considered trade secrets. In some circumstances, the Company grants clients a limited license to make internal use of certain of the Company's proprietary methodologies following completion of a program. The Company maintains its trade secrets in strict confidence and as part of its standard engagement.

        The Company has entered into nondisclosure and noncompete agreements with its current and former employees. There can be no assurance that such agreements will deter any employee of the Company from disclosing confidential information to third parties or from using such information to compete with the Company in the future.

Employees

        At March 23, 2005, the Company had a total of 108 employees, consisting of 66 full-time Resultants, 12 part-time Resultants and 10 sales and 20 administrative employees. The Company's employees are not represented by a labor union and are not subject to any collective bargaining agreement. The Company considers its employee relations to be good.

Securities and Exchange Commission

        The Company is required to file reports with the Securities and Exchange Commission ("SEC") pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The Company routinely files certain reports to the SEC. These forms include:

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

        The Company also leases approximately 6,000 square feet of office space in Troy, Michigan under a lease that expires in December 2006. Under the same lease, the Company leases another 3,000 square feet in Troy, Michigan that was subleased during 2004. However, the subtenant became delinquent in rent payments to the Company and an event of default occurred. Subsequent to year-end, the subtenant was evicted. The Company has engaged a broker to find a replacement subtenant.

        The Company also leases approximately 12,000 square feet of office space in Reston, Virginia under a lease that expires in October 2007. This space was subleased under an agreement expiring October 2007. Subsequent to year-end, the subtenant became delinquent in rent payments and an event of default occurred. The subtenant abandoned the space, and the Company intends to use this facility as office space due to the amount of time spent in Reston as a result of several US Military projects currently under contract

        The Company also leases space for its offices in Zug, Switzerland, and Hong Kong. During 2004, leases for office space in Singapore and Shanghai, China were allowed to expire and were not renewed. The Company believes its facilities are adequate for its current needs.

ITEM 3. Legal Proceedings.

        In 2002, the Company filed for insolvency of its wholly-owned subsidiary headquartered in Frankfurt, Germany. During 2005, a suit was filed against the company's subsidiary in Switzerland by the German insolvency administrator to recover approximately $0.3 million related to an intercompany receivable between the two entities. The Company and its legal counsel believe that the loss, if any, resulting from the suit will not have a material impact on the company's financial position, results of operations, or cash flows in future years.

        During the third quarter of 2003, the Company became aware of past circumstances involving a former employee that management believed would result in future litigation or settlement costs. As such, the Company recorded a $150,000 contingent liability related to the matter. On December 17, 2003, the Company entered into a settlement agreement with its former employee resulting in $121,160 payable to the former employee in two installments, due December 17, 2003 in the amount of $21,160 and January 5, 2004 in the amount of $100,000. The Company made both installment payments. In addition to the settlement payments, as part of the settlement agreement, the Company and the former employee entered into a consulting agreement whereby the Company paid its former employee $84,640, in five equal monthly installments of $16,928 beginning January 2004 and continuing through May 2004. The Company's former employee provided reports related to the financial strength and other conditions of the Asian marketplace as performance under the consulting agreement.

        The Company has become subject to various claims and other legal matters, such as collection matters initiated by the Company, in the ordinary course of conducting its business. The Company believes that neither such claims and legal matters nor the cost of prosecuting and/or defending such claims and legal matters will have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows. No material claims are currently pending; however, no assurances can be given that future claims, if any, may not be material.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2004.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market for Registrant's Common Equity

        The Company's common stock is quoted on the OTC Bulletin Board under the symbol TGIS.OB. The stock prices set forth below represent the highest and lowest bid prices per share of the Company's common stock as reported by the OTC Bulletin Board. The prices reported in the following table reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

Quarter Ended	Low	Low
December 31, 2004	$1.45	$1.15
September 30, 2004	$1.55	$0.75
June 30, 2004	$1.75	$1.26
March 31, 2004	$1.90	$1.20
December 31, 2003	$1.45	$0.73
September 30, 2003	$0.90	$0.60
June 30, 2003	$0.71	$0.45
March 31, 2003	$0.60	$0.30

Holders of Record

        As of March 23, 2005 there were approximately 123 holders of record of the Company's common stock.

Dividends

        The Company has never paid dividends on its common stock. Payments of future dividends, if any, will be at the discretion of the Company's board of directors after taking into account various factors, including the Company's financial condition, operating results, and current and anticipated cash needs.

Sale of Unregistered Securities

        During 2004, the company issued 32,284 shares of unregistered common stock. The shares were issued to John Hamann, former CEO of the Company, under the Company's stock option plans (See the accompanying Note 1(t), Note 11 and Note 15 of the Consolidated Financial Statements, included herein). This transaction did not involve any underwriters, underwriting discount or commissions, or any public offering, and the Company believes that the transaction was exempt from the registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

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

	Year ended December 31,
	2004	2003		2002 (Restated)		2001 (Restated)	2000
Statement of Operations Data:
Revenue	$30,030	$30,407		$33,226		$59,445	$77,007
Operating expenses	28,232	29,202		40,563	(b)	69,649 (d)	72,666	(f)

Operating income (loss)	1,798	1,205		(7,337)		(10,204)	4,341
Other income (expense), net	(279)	(625)		(819)		28	204

Income (loss) from continuing operations before income taxes	1,519	580		(8,156)		(10,176)	4,545
Income tax expense (benefit)	44	(132	)(a)	(438	)(c)	5,959 (e)	1,818

Income (loss) from continuing operations	1,475	712		(7,718)		(16,135)	2,727
Discontinued operations:
Income from operations, net of income tax	—	—		—		—	149

Net income (loss)	$1,475	$712		$(7,718)		$(16,135)	$2,876

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.15	$0.07		$(1.39)		$(3.87)	$0.59
Income from discontinued operations	—	—		—		—	0.03

Net income (loss)	$0.15	$0.07		$(1.39)		$(3.87)	$0.62

Diluted
Income (loss) from continuing operations	$0.14	$0.07		$(1.39)		$(3.87)	$0.59
Income from discontinued operations	—	—		—		—	0.03

Net income (loss)	$0.14	$0.07		$(1.39)		$(3.87)	$0.62

Weighted Average Shares
Basic	9,658,131	9,555,662		5,538,520		4,164,517	4,601,527
Diluted	10,548,922	10,169,575		5,538,520		4,164,517	4,633,949

(a)
Includes the reversal of $0.2 million of foreign income taxes payable.
(b)
Includes $1.3 million of restructuring charges for insolvency proceedings related to the Company's German subsidiary.
(c)
Includes $0.9 million of federal income tax refunds.
(d)
Includes $2.9 million of litigation settlement expense, $2.3 million of severance cost related to staff reductions during 2001 and $0.5 million of leasehold improvement write downs related to a loss on a contract for subleased office space.
(e)
Includes $3.3 million valuation allowance adjustment to the Company's net deferred tax assets.
(f)
Includes $1.3 million of CEO transition costs and $0.7 million of litigation settlement expense.

	Year ended December 31
	2004	2003	2002 (Restated)	2001 (Restated)	2000
Balance Sheet Data
Working capital	$3,007	$2,497	$3,211	$5,392	$15,273
Total assets	$6,549	$7,440	$11,692	$21,252	$31,082
Long-term obligations, including current maturities	$1,412	$4,286	$6,398	$8,089	$3,357
Total stockholders' equity (deficit)	$2,431	$675	$(2)	$4,888	$21,412

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto and the other information included in Item 15(a)(1) and (2) of this Annual Report on Form 10-K.

Overview

        The Company derives the majority of its revenue from monthly fixed, task-based and incentive fees for the implementation of PVM and other business improvement programs. Task-based fees are based on specific deliverables completed at varying points in time. Incentive fees are tied to improvements in a variety of client performance measures typically involving response time, asset utilization and productivity. Due to the Company's use of task-based and incentive fee contracts, variations in revenue levels may cause fluctuations in quarterly results. Factors such as a client's commitment to a PVM program, general economic and industry conditions and other issues could affect a client's business performance, thereby affecting the Company's incentive fee revenue and quarterly earnings. Quarterly revenue and earnings of the Company may also be impacted by the size of individual contracts relative to the annual revenues of the Company.

        In addition to its United States operations, the Company has operations and contracts in the Europe and Asia/Pacific regions. The majority of revenue related transactions in these regions are denominated using the United States dollar. However, some of the Company's revenue related transactions are denominated in the local currency where the client is located. The majority of the Company's operating expenses for its subsidiaries are denominated in the local currency of the subsidiary. Therefore, the Company is exposed to currency fluctuation risks. See Item 7A, "Quantitative and Qualitative Disclosure About Market Risk."

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

Revenue Recognition

        Revenue is recognized when realizable and earned generally as services are provided over the life of the contract. Fixed fee revenue is recognized on a percentage completion method, based on direct labor hours expended. Task-based, or deliverable-based, fees are recognized when the task/deliverable is completed and delivered to the client. Incentive fee revenue is recognized in the period in which the related improvements are achieved. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, the Company obtains customer agreement to these achievements prior to recognizing revenue.

Deferred Taxes

        For United States federal tax purposes, at December 31, 2002, the Company had net operating loss ("NOL") carryovers of approximately $4.2 million. Under the Section 382 limitation, discussed below, $0.7 million was used to offset United States taxable income in 2003. In 2004, $0.2 million expired under Section 382, but an $8.1 million in United States NOL was generated, resulting in a balance of $11.4 million at December 31, 2004. The Company had unused foreign tax credit ("FTC") carryovers of $0.8 million, on December 31, 2002. These credits were converted to deductions and amended returns were filed for the appropriate years, leaving approximately $3,000 in foreign tax credits at December 31, 2004. In Asia, the Company has approximately $0.7 million of net operating loss carryovers, which currently do not have any statutory expiration date. In Europe, the Company has $2.5 million of net operating loss carryovers. Due to the uncertainty of the Company's ability to utilize its net deferred tax assets, the Company has provided a valuation allowance of $4.7 million. If the Company generates United States and foreign taxable income in future periods, reversal of the valuation allowance could have a significant positive impact on net income in the period that it becomes more likely than not that the foreign tax credit carryover will be realized.

Accumulated Other Comprehensive Loss

        At December 31, 2004 the accumulation of prior years' translation adjustments of approximately $682,000 included in accumulated other comprehensive loss relates primarily to the Company's operations in Europe. The Company intends to liquidate its subsidiaries in Europe, and as a result, will reclassify the appropriate amount to the income statement. The Company believes the transaction will be completed by December 31, 2005 and the resulting reclassification will be recorded as a non-cash charge to operations for the year then ended.

Results of Operations

	Percentage of Revenue For Year Ended December 31,
	2004	2003	2002 (Restated)
Revenue	100.0%	100.0%	100.0%
Cost of sales	50.1%	51.4%	65.8%

Gross profit	49.9%	48.6%	34.2%
Selling, general and administrative	43.9%	44.6%	52.4%
Restructuring charges	—	—	3.9%

Operating income (loss)	6.0%	4.0%	(22.1)%
Interest income (expense), net	(0.9)%	(2.1)%	(2.5)%
Other income, net	—	—	0.1%

Income (loss) before income taxes	5.1%	1.9%	(24.5)%
Income taxes (benefit)	0.2%	(0.4)%	(1.3)%

Net Income (loss)	4.9%	2.3%	(23.2)%

2004 Compared to 2003

Revenue

        During the first quarter of 2002, the Company adopted a Financial Accounting Standards Board Staff ("FASB") announcement that requires certain reimbursements received for out-of-pocket expense incurred be classified in the income statement as revenue. The Company has presented revenue in two components: consulting revenue before reimbursements and reimbursements. Reimbursements reclassified to revenue for the years ended December 31, 2004, 2003, and 2002 were $0.1 million, $0.6 million, and $1.6 million, respectively. In addition, cost of sales has been presented in two components: cost of sales before reimbursable expenses and reimbursable expenses.

        Revenue decreased $0.4 million, or 1% to $30.0 million in 2004, from $30.4 million in 2003. Fixed fee revenue was $29.6 million, or 99% of revenue in 2004, compared to $29.4 million, or 97% in 2003.

Incentive fee revenue was $0.3 million, or 1% of revenue in 2004, compared to $0.4 million, or 1% of revenue in 2003. Reimbursements were $0.1 million, or 0% of revenue in 2004, compared to $0.6 million, or 2% of revenue in 2003.

        The decrease in incentive fee revenue relates to the substantial completion of an incentive based contract during 2004.

        North America region revenue increased $1.8 million, or 7%, to $28.9 million in 2004, from $27.1 million in 2003. Revenue from United States government contracts increased $3.4 million, or 15%, to $26.8 million from $23.4 million in 2003. Revenue from commercial clients in the United States and Canada decreased $1.6 million, or 43%, in 2004 to $2.1 million, from $3.7 million in 2003.

        Europe region revenue decreased $122,000, or 92% to $10,000 in 2004, from $132,000 in 2003. The decrease is primarily attributable to the significant decline in the European economy, which adversely affected the Company's ability to secure contracts.

        Asia/Pacific region revenue decreased $2.1 million, or 66%, to $1.1 million in 2004, from $3.2 million in 2003. The decrease is attributable to the completion of several programs during 2003 that contributed $1.0 million to revenue in 2003, and a $1.1 million reduction in revenue due to substantial completion of another program.

Gross Profit

        Gross profit for 2004 increased to $15.0 million and 50% of revenue, from $14.8 million and 49% of revenue in 2003. The improvement in gross profit is primarily attributable to a higher concentration of pure process improvement programs. In 2003, the Company was involved in two contracts with clients requiring software assistance from third-parties, at significant cost to the Company. These programs ended in 2003, and it was decided not to pursue software-related ventures in 2004 due to their lower margins.

Selling, General and Administrative

        Selling, general and administrative expense for 2004 decreased $0.4 million, or 3%, to $13.2 million from $13.6 million in 2003. The decrease is comprised of reductions of $0.4 million in expenses such as travel and telecommunications, $0.2 million in outside professional services such as legal and accounting, $0.4 million in leases of office equipment and office space, and $0.4 million in other costs, offset by a $1.0 million increase in selling costs, such as salaries and advertising.

Restructuring

        In 2002 the Company incurred restructuring charges of $1.3 million related to the petition for insolvency of its German subsidiary. The Company has yet to be informed as to the determination of the assets related to its former German subsidiary by the insolvency court. Please see the Restructuring discussion under the caption "2003 Compared to 2002" in this section.

Income Taxes

        The Company's effective tax rate for 2004 was 3%, compared to an effective tax benefit rate of 23% in 2003. The change in the Company's effective tax rate is primarily related to the reversal of prior year foreign tax estimates in 2003, which did not recur in 2004.

        At December 31, 2001, the Company determined, based primarily on its recent history of operating losses in the United States ("US"), that it could no longer consider the recovery of its net deferred tax assets as more likely than not. Accordingly, the Company's net deferred tax assets were reduced by a valuation allowance adjustment. While a valuation allowance is currently required for the Company's net deferred tax assets, the assets remain available for use in the future, subject to the limitation described below, to offset future income tax liabilities should sufficient amounts of United States and foreign income be generated in the carryforward period.

        Consistent with the Company's position at December 31, 2001, the Company recorded no tax benefits for operating losses generated in 2002. However, during 2002, Congress passed a law to allow companies the opportunity to carryback NOLs five years versus the previous two-year carryback provision. This change allowed the Company to carryback NOLs generated prior to 2002 and file for tax refunds for the years 1996 and 1997 for which the related federal tax benefit of approximately $798,000 and $125,000 was realized during 2002. The Company realized an additional $46,000 of state tax refunds during 2002. The Company also recorded income tax expense on the profits of its foreign operations of $531,000 in 2002.

Net Operating Losses and Section 382 Limitation

        During 2002, the Company reached agreements with its current Chairman of the Board, General John T. Chain, Jr., and with Edward P. Evans, a stockholder of the Company, to infuse $1.0 million each into the Company, in the form of Subordinated Convertible Notes bearing interest at 6% annually. Upon stockholder approval at the Company's Annual Meeting of Stockholders held November 11, 2002, the principal and unpaid interest of $11,500 on the notes were converted to 5,364,002 shares of common stock of the Company at a conversion price of $0.375 per share. After conversion of the notes and related interest, General Chain and Mr. Evans held approximately 29% and 33% of the Company's outstanding common stock, respectively. The issuance of these shares, when combined with various other changes in certain stockholders' stock ownership during the three year period preceding November 11, 2002, resulted in a change in control as provided in Section 382 of the Internal Revenue Code of 1986, as amended. Under Section 382, such a change in control limits the annual deductible amount of NOL carryforwards that existed on the date of the change in control. The annual limitation is based on a formula involving the value of the Company immediately prior to the change in control, and the result for the Company is an annual limitation of approximately $0.2 million. At December 31, 2002, the Company had approximately $4.2 million of NOL carryforwards available. On the 2003 tax return, the Company deducted $0.5 million of NOL carryforwards to offset income earned after the change in control, and offset income earned prior to the change in control by the $0.2 million limitation amount, resulting in a $3.5 million NOL carryforward at December 31, 2003. In 2004, the Company generated a net operating loss for US tax purposes of $8.1 million due to the intercompany bad debt deduction from the Company's subsidiaries in Asia (See Note 7 of the Consolidated Financial Statements and "Intercompany Bad Debt" below). Under Section 382, $0.2 million of the Company's pre-2003 NOLs expired, resulting in a NOL carryforward balance of $11.4 million at December 31, 2004.

Foreign Tax Credits

        At December 31, 2003, the Company had approximately $2.3 million in FTC carryovers, of which $1.5 million expired in 2003 with the remaining $0.8 million expiring in 2005. Due to the lack of foreign source taxable income in 2003, the Company was unable to utilize its FTC carryovers. To avoid losing the FTC carryovers, the Company converted all but $3,000 of the FTC carryovers to tax deductions and carried them back to prior year returns, generating a tax benefit of approximately $34,000, which was recorded during the first quarter of 2004. The remaining FTC carryovers of $3,000 were unable to be utilized and expired on December 31, 2004.

Intercompany Bad Debt

        The Company has wholly-owned subsidiaries in Europe and Asia. The subsidiaries in Asia consist of entities in Singapore, China and Hong Kong. The Singapore entity maintained revenue through 2001 and employees through 2003. Similarly, the China entity maintained employees and revenue into 2003. Revenue in these entities was generated by US employees who traveled overseas to perform the work. The Asia subsidiaries were charged, via intercompany accounts, a daily rate for services performed by US employees, plus actual travel costs at no markup. In addition, royalties were accrued to the US parent Company, via intercompany accounts, for use of intellectual property in the performance of such services. Due to a lack of revenue sufficient to support operations in Singapore and China, the intercompany balances owed to the US parent company were $2.3 million from the Singapore entity and $1.2 million from the China entity. During 2003, the Company determined the entities were no longer efficient and substantially liquidated both entities in 2003, resulting in a $3.5 million bad debt deduction on the Company's 2003 US tax return.

        The Company's Hong Kong entity substantially completed its only program during 2004 and had no contracts for future revenue; therefore, management decided in 2004 to close the Hong Kong entity. Intercompany accounts had been used to transact business with the US parent Company, as described above, and upon substantial liquidation of the Hong Kong entity at December 31, 2004, the intercompany account balance of $10.1 million was deemed uncollectible. Therefore, in 2004 the US parent company recorded bad debt expense of $10.1 million and conversely, the Hong Kong entity recorded debt forgiveness income in the same amount.

        Due to the bad debt deduction described above, the Company recorded no US federal income tax expense in 2004. NOL carryforwards in Hong Kong were available to offset the debt forgiveness income; therefore, no income tax was accrued for Hong Kong. However, the company did provide for $68,000 for US state income taxes due to franchise fees and other minimum taxes and fees levied by certain states in spite of net operating losses for the year.

2003 Compared to 2002

Revenue

        During the first quarter of 2002, the Company adopted a FASB announcement that requires certain reimbursements received for out-of-pocket expense incurred be classified in the income statement as revenue. The Company has presented revenue in two components: consulting revenue before reimbursements and reimbursements. Reimbursements reclassified to revenue for the years ended December 31, 2003, 2002 and 2001 were $0.6 million, $1.5 million and $7.7 million, respectively. In addition, cost of sales has also been presented in two components: cost of sales before reimbursable expenses and reimbursable expenses.

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

        The loss from liquidation of the German subsidiary is presented in the consolidated statements of operations and consolidated statements of cash flows under the caption "Restructuring charges" and "Loss from restructuring activities," respectively. The restructuring loss of $1.3 million consists of $0.6 million of unrealized foreign currency losses, previously classified under the caption "Accumulated other comprehensive loss" on the Company's consolidated balance sheet. See Note 14 to the Company's consolidated financial statements.

Income Taxes

        The Company's effective tax benefit rate for 2003 was 23%, compared to an effective tax benefit rate of 5% in 2002. The change in the Company's effective tax rate is primarily related to the reversal of an accrual related to foreign taxes.

        At December 31, 2001, the Company determined, based primarily on its recent history of operating losses in the United States, that it could no longer consider the recovery of its net deferred tax assets as more likely than not. Accordingly, the Company's net deferred tax assets were reduced by a valuation allowance adjustment. While a valuation allowance is currently required for the Company's net deferred tax assets, the assets remain available for use in the future, subject to the limitations described above, to offset future income tax liabilities should sufficient amounts of United States and foreign income be generated in the carryforward period.

        Consistent with the Company's position at December 31, 2001, the Company recorded no expense for income offset by NOL carryforwards previously subject to valuation reserve.

Quarterly Results

        The following table sets forth certain unaudited operating results for each of the four quarters in the two years ended December 31, 2004. This information has been prepared on the same basis as the audited financial statements and, in the opinion of the Company, includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The first quarter of 2004 was restated to reflect an adjustment to a tax refund created by the carryback of net operating losses to prior years. Certain quarters prior to December 31, 2003 were restated to reflect the proper depreciation expense related to the Company's prior period adjustment due to a loss recognized on the subleasing of office space in 2001.

	2004					2003
	For the Three Months Ended					For the Three Months Ended
	Mar. 31 (Restated)		June 30	Sept. 30	Dec. 31	Mar. 31 (Restated)		June 30 (Restated)		Sept. 30 (Restated)		Dec. 31
	In thousands, except per share data
Revenue	$7,119		$7,749	$7,286	$7,876	$7,742		$7,165		$8,196		$7,304
Gross profit	3,380		3,760	3,593	4,264	3,536		3,223		4,299		3,729
Operating income	128		609	343	718	123	(c)	110	(c)	604	(c)	368
Net income (loss)	50	(b)	512	263	650	(63)	(c)	(75)	(c)	416	(c)	434	(e)
Earnings (loss) per share
Basic	$0.01		$0.05	$0.03	$0.07	$(0.01)		$(0.01)		$0.04		$0.05
Diluted	$0.00		$0.05	$0.02	$0.06	$(0.01)		$(0.01)		$0.04		$0.04
Weighted average shares
Basic	9,624		9,656	9,665	9,688	9,556		9,556		9,556		9,556
Diluted	10,570		10,575	10,529	10,521	9,556		9,556		10,087		10,329
Stock Price(a)
High	$1.94		$1.80	$1.60	$1.60	$0.70		$0.80		$1.01		$1.50
Low	$1.25		$1.26	$0.75	$1.15	$0.34		$0.45		$0.60		$0.74
Close	$1.63		$1.50	$1.55	$1.41	$0.60		$0.65		$0.85		$1.35

(a)
The stock prices set forth above represent the highest and lowest sales prices per share of the Company's common stock as reported by the OTC Bulletin Board. The prices reported by the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

(b)
Includes an $184,000 increase in income tax expense related to the adjustment of the carryback of foreign tax credits.

(c)
Includes decrease in depreciation expense of $22,000 and $21,000 related to prior period adjustment for the quarters ended March 1, and June 30, 2003, respectively.

(d)
Includes increase in depreciation expense of $43,000 related to prior period adjustment for the quarter ended September 30, 2003.

(e)
Includes the reversal of $0.2 million of foreign income taxes payable.

Liquidity and Capital Resources

        Cash provided by operating activities decreased $3.6 million to $0.6 million in 2004, compared to $4.2 million in 2003. The decrease in 2004 is primarily attributable to an increase in trade accounts receivable as revenue increases in the last two months of 2004 were collected in January 2005.

        Net cash used in investing activities decreased $83,000 to $42,000 in 2004, from $125,000 in 2003. The decrease is a result of reduced capital expenditures in 2004. Capital expenditures in 2004 and 2003 consisted of computer hardware and software upgrades.

        Net cash used in financing activities decreased $2.2 million to $2.3 million in 2004, from $4.5 million in 2003. The Company paid off its $2.8 million bank term debt during 2004, leaving only $1.4 million in subordinated term debt and an outstanding balance of $0.4 million on its $5.5 million line of credit. In 2003, the Company reduced its bank term debt $2.2 million, and reduced its line of credit $2.3 million.

        In January and October of 1999, the Company announced two stock repurchase plans for up to 250,000 and 500,000 shares, respectively, to be purchased on the open market. In August 2000, the Company announced an additional stock repurchase plan of up to 750,000 shares to be purchased on the open market. During 1999, the Company purchased 289,150 shares at an average price of $8.41 per share. During 2000, the Company purchased 596,300 shares at an average price of $7.96 per share. During 2001, the Company purchased 109,100 shares at an average price of $5.11 per share. The Company has not repurchased stock since October 23, 2001 and 505,450 shares remain available to be repurchased under the plans.

Former Credit Facility with Comerica Bank

        The Company has traditionally used cash flow from operations, periodically supplemented by borrowings under a bank line of credit, as its primary source of liquidity, when transferring funds among the Company's foreign subsidiaries was not efficient. Beginning in 2001, the Company experienced a significant decline in revenue related to the downturn in the economy. The economic downturn and subsequent revenue decline caused the Company not to be in compliance with certain covenants related to its then existing $15.0 million revolving credit facility, with its then senior lender, Comerica Bank. As a result, Comerica Bank, in January 2002, reduced the maximum allowable borrowings to $10.0 million, secured by the Company's assets. On March 29, 2002, Comerica Bank restructured the Company's credit facility to maximum allowable borrowings of $7.5 million, consisting of a $2.5 million revolving line of credit and a $5.0 million term note. On November 29, 2002, the credit facility was increased to $8.0 million, consisting of a $3.0 million revolving line of credit and a $5.0 million term note. The terms of the November 29, 2002 amended credit facility extended the maturity date on both the term and revolving notes to September 1, 2003. Term note installment payments and a $150,000 amendment fee, related to the March 29, 2002 amendment, were deferred until the September 1, 2003 maturity date. Pursuant to the amended credit facility, Comerica Bank received, as an amendment fee, a warrant to purchase 397,443 shares of the Company's common stock at an exercise price of $0.30 per share. On April 15, 2003, the credit facility was amended to extend the maturity date on both the term and revolving notes and payment of the $150,000 amendment fee to February 2, 2004. In addition, the April 15, 2003 amended credit facility waived all financial covenants through March 31, 2003, certain of which covenants had been breached as of and prior to that date. The Company was required to make a $1.0 million term note payment prior to April 15, 2003. Additional term note payments of $1.2 million were made during the remainder of 2003. At December 31, 2003, the Company was in violation of certain debt covenants under the credit facility, which were waived by the senior lender. On February 2, 2004, the credit facility was revised to extend the maturity date to February 28, 2005. With this revision, a $200,000 term note payment was made on February 28, 2004, and monthly payments of $100,000 were required beginning March 31, 2004.

        Five payments of $100,000 each were made through July 2004, bringing the outstanding balance on the term note to $2.1 million. On August 16, 2004, the Company agreed to a credit facility with Bank of America, N.A, at which point the Company's debt with Comerica Bank was paid in full, the related credit agreement between the Company and Comerica Bank was terminated, and Comerica Bank released all liens related to the credit agreement. The $150,000 amendment fee due to Comerica Bank was forgiven; however, the Company reimbursed Comerica Bank for $128,000 in legal fees incurred preparing amendments since 2001. As of March 23, 2005, the warrant held by Comerica Bank for 397,443 shares of the Company's common stock remains outstanding and expires November 26, 2007.

$5.5 Million Revolving Line of Credit with Bank of America, N.A.

        On August 16, 2004, the Company agreed to a $5.5 million revolving line of credit with Bank of America, N.A., replacing Comerica bank as the Company's senior lender. All inventory, chattel paper, accounts, equipment and general intangibles of the Company secure the credit facility. The line of credit is subject to a borrowing base calculated as a percentage of the Company's eligible United States trade accounts receivable less than 90 days old. In addition, the credit facility provides for an "overadvance" amount of $2.2 million on August 16, 2004. The overadvance amount decreases on the 22nd day of each month by $100,000 until it reaches zero. Although the Company has not needed the overadvance amount, the available overadvance amount was $1.7 million at December 31, 2004 and $1.4 million at March 23, 2005. The credit facility matures August 21, 2006, and bears interest at the prime rate, or LIBOR plus 2.5%, if elected, to be paid monthly. The unused portion of the line of credit bears interest at an annual rate of 0.375%, paid quarterly. The Company paid $55,000 as a commitment fee to obtain the financing. The credit agreement contains financial and non-financial covenants, which if breached, could result in acceleration of amounts owed under the credit facility and the senior lender would be able to foreclose on the Company's assets. The financial covenants are tested quarterly and require the Company to:

  (1)
  maintain a debt service coverage ratio of at least 1.25 to 1;

  (2)
  maintain a funded debt to EBITDA ratio of 2.5 to 1 through December 31, 2004 and 1.75 to 1 thereafter; and

  (3)
  restrict annual capital expenditures to $500,000 or less.

        At December 31, 2004, the outstanding balance on the line of credit was $0.4 million, classified as a current liability, and the Company was in compliance with all of its debt covenants.

Subordinated Financing

        The Company has two outstanding promissory notes, issued to its current Chairman of the Board, General John T. Chain, Jr. The notes are subordinated to the Company's senior lender, and their terms are summarized as follows:

Name	Issue Date	Date Funded	Principal & Interest Maturity Date	Semi-Annual Interest Payment Dates	Interest Rate	Original Principal Amount
General John T. Chain, Jr.	3/29/02	4/4/02	4/1/06	Oct 1/Apr 1	Prime + 6%	$1,000,000
General John T. Chain, Jr.	5/31/02	5/28/02	6/1/06	Dec 1/Jun 1	Prime + 6%	$400,000

        On February 7, 2005, the Company signed an amendment to the credit facility with Bank of America, N.A. allowing, but not requiring, the Company to make regularly scheduled payments of principal of $0.1 million each month against General Chain's subordinated debt so long as the Company is not in default on any agreement with Bank of America, N.A. As of March 23, 2005, the Company has made three payments of $0.1 million each to General Chain against the subordinated note dated May 31, 2002, resulting in a balance of $0.1 million at March 23, 2005. The subordinated note dated March 29, 2002 has an outstanding balance of $1.0 million on March 23, 2005.

The Company's Liquidity Plan

        The Company believes that the bank credit facility and subordinated notes provide adequate liquidity based on the Company's current growth strategies and cost control measures. The Company also believes that cash flows provided by operating activities will be sufficient to service debt payments as they become due. In the event that revenue growth exceeds anticipated levels, the Company may be required to seek additional financing.

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

Off-Balance Sheet Arrangements

        At December 31, 2004 or 2003, the Company had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Contractual Obligations

        The Company has contractual obligations with various creditors for the purpose of providing working capital and financing specific assets. The Company also contracts with certain former executives in consulting arrangements designed to facilitate business development. The amounts of the Company's contractual obligations at December 31, 2004, as well as the maturity of these commitments are as follows: (amounts in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Long-term debt obligations	$1,400	$—	$1,400	$—
Capital lease obligations	12	6	6	—
Operating lease obligations	2,819	1,391	1,426	2
Purchase obligations	73	73	—	—

Total	$4,304	$1,470	$2,832	$2

        Long-term debt obligations:    At December 31, 2004 the Company maintained subordinated debt of $1.4 million in the form of two subordinated notes. One subordinated note, valued at $1.0 million is due April 1, 2006. The second subordinated note is valued at $0.4 million and matures June 1, 2006. Both subordinated notes are in favor of the Company's Chairman of the Board. On February 7, 2005, the Company signed an amendment to the credit facility with Bank of America, N.A. allowing, but not requiring, the Company to make regularly scheduled payments of principal of $0.1 million each month against General Chain's subordinated debt so long as the Company is not in default on any agreement with Bank of America, N.A. As of March 23, 2005, the Company has made three payments of $0.1 million each to General Chain against the subordinated note dated May 31, 2002, resulting in a balance of $0.1 million at March 23, 2005. The subordinated note dated March 29, 2002 has an outstanding balance of $1.0 million on March 23, 2005. Although such payments are not required under the subordinated note agreement or the amendment to the senior credit facility, the Company expects to make such monthly payments from cash flows from operating activities. The Company's senior debt facility with Bank of America, N.A. is a $5.5 million revolving line of credit, classified as a current liability, and had an outstanding balance of $0.4 million at December 31, 2004.

        Capital lease obligations:    Capital lease obligations relate to office equipment for the Company's sales efforts in Asia.

        Operating lease obligations:    Operating lease obligations consist of office rental commitments for the Company's offices in Irving, Texas; Troy, Michigan; Reston, Virginia; and Hong Kong. Various equipment leases for copiers, postage meters and laptop computers are maintained under operating leases.

        Purchase obligations:    Consulting agreements with the Company's former CEO and former President of its Asia/Pacific region are included under this category. The consulting agreements expired in January 2005 and required the above-mentioned former employees to assist the Company with business development activities by performing duties such as maintaining prior business relationships and assisting in the development of new business prospects.

Inflation

        Although the operations of the Company are influenced by general economic conditions, the Company does not believe inflation had a material effect on the results of operations during the year ended December 31, 2004. However, there can be no assurance the Company's business will not be affected by inflation in the future.

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

  •
  clients' decisions to divert resources to other projects, which may limit clients' resources that would otherwise be allocated to services that the Company could provide; and,

  •
  reductions in the prices of services offered by competitors.

The market in which the Company operates is competitive and actions by competitors could render its services less competitive, causing revenue and income to decline.

        The ability to compete depends on a number of factors outside of the Company's control, including:

  •
  the prices at which others offer competitive services, including aggressive price competition and discounting on individual engagements;

  •
  the ability of competitors to undertake more extensive marketing campaigns;

  •
  the extent, if any, to which competitors develop proprietary tools that improve their ability to compete;

  •
  the ability of the Company's customers to perform the services themselves; and,

  •
  the extent of competitors' responsiveness to customer needs.

        The Company may not be able to compete effectively on these or other factors. If the Company is unable to compete effectively, market position, and therefore revenue and profitability, could decline.

The Company must continually enhance its services to meet the changing needs of its customers or face the possibility of losing future business to competitors.

        Future success will depend upon the Company's ability to enhance existing services and to introduce new services to meet the requirements of customers in a rapidly developing and evolving market. Present or future services may not satisfy the needs of the market. If the Company is unable to anticipate or respond adequately to its customers' needs, lost business may result and financial performance could suffer.

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

  •
  legal requirements and regulations of various foreign countries, which may make compliance by the Company with such laws and regulations difficult and may make enforcement of the Company's intellectual property rights more difficult; and,

  •
  fluctuations in currency exchange rates, which may affect demand for the Company's services and may adversely affect the profitability in United States dollars of services provided by the Company in foreign markets where payment for its services is made in the local currency; and general economic conditions in the foreign countries in which the Company operates, which could have an adverse impact on its earnings from operations in those countries.

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

        The credit facility contains covenants that limit the Company's flexibility. These covenants could materially and adversely affect the ability to finance future operations or capital needs or to engage in other business activities that may be in the best interest of the Company. The covenants limit the ability to, among other things:

  •
  encumber assets;

  •
  raise new debt;

  •
  merge, consolidate or dispose of a substantial part of assets;

  •
  engage in acquisitions, make loans, extend guarantees or enter into other investments; and,

  •
  incur indebtedness.

        The credit facility also contains covenants concerning the maintenance of minimum levels of debt service coverage, adhere to minimum ratios of funded debt to EBITDA, and restrictions on annual capital expenditures. The Company's ability to comply with these covenants may be affected by events beyond the Company's control, and it cannot be sure that it will be able to comply. A breach of any of these covenants could result in a default under the credit facility and, potentially, an acceleration of the obligation to repay the amounts owed.

"Safe Harbor" Statement Under The Private Securities Litigation Reform Act:

        Certain information contained in this report constitutes "forward-looking statements." Forward-looking statements are those that use the words such as "believe," "expect," "anticipate," "intend," "plan," "may," "will," "likely," "should," "estimate," "continue," "future" or the negative thereof, other variations thereon or other comparable expressions. These words indicate future events and trends. Forward-looking statements are the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by the Company. It is advisable not to place undue reliance on the Company's forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. The most significant risks are detailed from time to time in the Company's filings and reports with the Securities and Exchange Commission including this Annual Report on Form 10-K and the following:

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

  •
  The ability of the Company to productively re-deploy personnel during program transition periods; and,

  •
  The ability of the Company to create alliances and make acquisitions that is accretive to earnings.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk.

        The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company's credit agreement provides for borrowings, which bear interest at the prime rate, or LIBOR plus 2.5%, if elected. Since January 1, 1994, the prime rate has fluctuated between 9.5% and 4% and the 1-year LIBOR rate has fluctuated between 7.75% and 1.2%. Based on the volatility of the prime rate in recent years, a five-percentage point increase in interest rates would have resulted in $123,000 of additional interest expense in 2004. The Company had borrowings on its revolving line of credit from time to time during 2004, with $0.4 million outstanding at December 31, 2004. Through March 23, 2005, the Company had $2.7 million in borrowings and $3.1 million in repayments on its revolving line of credit. The outstanding balance at March 23, 2005 was $0.

        Due to the Company's foreign operations in Europe and Asia, the Company is exposed to transaction adjustments with respect to foreign currency. The Company's functional currency is the United States dollar. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. There is no translation adjustment to the separate component of stockholders' equity or adjustment to comprehensive income. The Company incurred foreign exchange losses of $8,000 and $3,000 for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004, the effect of a 10% increase in foreign exchange rates would have resulted in a $17,000 foreign currency exchange loss on the Company's non-United States denominated assets and a $10,000 foreign exchange gain on the Company's non-United States denominated liabilities. As such, the net effect of a 10% increase in the Company's foreign exchange rates, at December 31, 2004, would have been a $7,000 foreign currency exchange loss. The Company believes that operating under United States dollar functional currency, combined with transacting business in countries with traditionally stable currencies mitigates the effect of any near-term foreign currency transaction adjustments on the Company's financial position, results of operations and cash flows.

        The Company has not engaged in foreign currency hedging transactions nor does the Company have any derivative financial instruments. However, going forward, the Company will assess the need to enter into hedging transactions to limit its risk due to fluctuations in exchange rates.

ITEM 8. Financial Statements and Supplementary Data.

        See Index to Consolidated Financial Statements on page F-1. Supplementary quarterly financial information for the Company is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

ITEM 9A. Controls and Procedures.

        Based on the evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report, James T. Taylor, the Chief Executive Officer, President, Secretary and Chief Financial Officer, has concluded that, in his judgment, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company, including the Company's subsidiaries, in the reports it files, or submits under the Securities Exchange Act of

1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Extension of Compliance Date for Management's Report on Internal Control Over Financial Reporting

        The Company is a non-accelerated filer as defined in Rule 12b-2 of the Act. On March 2, 2005, the Securities and Exchange Commission extended the compliance dates for non-accelerated filers concerning the provisions of Exchange Act Rule 13a-15(d) or 15d-15(d), whichever applies, requiring an evaluation of changes to internal control over financial reporting requirements with respect to the company's first periodic report due after the first annual report that must include management's report on internal control over financial reporting. A company that is a non-accelerated filer must begin to comply with these requirements for its first fiscal year ending on or after July 15, 2006. In addition, the compliance period was extended to the amended portion of the introductory language in paragraph 4 of the certification required by Exchange Act Rules 13a-14(a) and 15d-14(a) that refers to the certifying officers' responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b). The amended language must be provided in the first annual report required to contain management's internal control report and in all periodic reports filed thereafter. The extended compliance dates also apply to the amendments of Exchange Act Rules 13a-15(a) and 15d-15(a) relating to the maintenance of internal control over financial reporting.

        Under the internal control reporting provisions of the Act, Management will be responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Prior to the extended deadline in 2006, management will conduct an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management will determine whether the Company's internal control over financial reporting is effective. Management's assessment of the effectiveness of the Company's internal control over financial reporting will be audited by an independent registered public accounting firm and stated in their report which will be included in the Company's Form 10-K filing.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B. Other Information.

        There was no information required to be disclosed in a report on Form 8-K in the fourth quarter of 2004 which was not reported.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

        The information relating to the Company's directors and nominees for election as directors, and the information relating to executive officers of the Company, is incorporated herein by reference from the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2004.

Section 16(a)    Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors, and any persons who own more than ten-percent of the common stock outstanding to file forms reporting their initial beneficial ownership of shares and subsequent changes in that ownership with the Securities and Exchange. Based solely on a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 5 were required, the Company believes that during the 2004 fiscal year we complied with all section 16(a) filing requirements except that there was one late filing of Form 4 by James T. Taylor for two transactions occurring in 2001 included on Form 4 filed August 2, 2004.

        Additional information required by Item 10, including information regarding the Company's audit committee financial expert, is incorporated herein by reference to such information as set forth in the Company's definitive Proxy Statement for our 2005 Annual Meeting of Stockholders to be held on June 29, 2005. The Company has made available free of charge on its Internet Web Site (http://www.thomasgroup.com) the Code of Business Conduct and Ethics applicable to all employees of the Company including the chief executive officer, chief financial officer and principal accounting officer. The Company will make immediate disclosure by a current report on Form 8-K and on its web site of any change to, or waiver from, the Code of Business Conduct and Ethics for principal executive and senior financial officers of the Company. The Company will also provide to any person without charge, upon request, a copy of such code of ethics. Please send your written request to: Thomas Group, Attn: CFO, 5221 N. O'Connor Blvd, Suite 500, Irving, TX 75039.

ITEM 11. Executive Compensation.

        The discussion under "Executive Compensation" in the Company's Proxy Statement for its 2005 Annual Meeting is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

        The discussion under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 2005 Annual Meeting is incorporated herein by reference.

        The following table provides information related to the number of shares to be issued upon exercise of all outstanding options, warrants and rights and the number of shares available for future issuance under the Company's equity compensation plans at December 31, 2004.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of securities to be to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,203,757	(1)(2)	$2.82	305,200
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	2,203,757		$2.82	305,200

(1)
These plans include the Thomas Group, Inc. 1988, 1992 and 1997 Stock Option Plans and the Non-Employee Director Plan.

(2)
The number of shares is subject to adjustments for changes resulting from stock dividends, stock splits, recapitalizations and similar events.

ITEM 13. Certain Relationships and Related Transactions.

        The discussion under "Certain Transactions" in the Company's Proxy Statement for its 2005 Annual Meeting is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services.

        The discussion under "Principal Accounting Fees and Services" in the Company's Proxy Statement for its 2005 Annual Meeting is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)
  (1)  See "Index to Consolidated Financial Statements" on page F-1 of this Annual Report on Form 10-K.

  (a)
  (2)  The financial statement schedules required by this item are included in the accompanying notes to the consolidated financial statements beginning on page F-8 of this Annual Report on Form 10-K.

  (a)
  (3)  Documents filed as part of this Annual Report on Form 10-K are listed sequentially by subsection in the following Exhibit Index.

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of the Company filed August 13, 1993, with the State of Delaware Office of the Secretary of State (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.2	Amended and Restated By-Laws dated May 30, 2001 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).
4.1	Specimen Certificate evidencing Common Stock (filed as Exhibit 4.1 to the Company's 1993 Form S-1 (file No. 33-64492) and incorporated herein by reference).
4.2	Rights Agreement dated July 9, 1998 (filed as Exhibit 4 to the Company's Report on Form 8-K dated July 16, 1998 and incorporated herein by reference).
4.3	Amendment No. 1 to Rights Agreement dated March 1, 1999 (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.4
Amendment No. 2 to Rights Agreement dated August 12, 1999 (filed as Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter dated June 30, 1999 and incorporated herein by reference).
4.5	Warrant to Purchase Common Stock, dated September 20, 2002, issued to John T. Chain, Jr. (filed as Exhibit 99.3 to the Company's Form 8-K dated October 3, 2002 and incorporated herein by reference).
4.6
Registration Rights Agreement, dated September 20, 2002, by and between the Company and John T. Chain, Jr. (filed as Exhibit 99.4 to the Company's Form 8-K dated October 3, 2002 and incorporated herein by reference).
4.7
First Amendment to Rights Agreement, dated September 13, 2002, between the Company and Computershare Trust Company, as rights agent (filed as Exhibit 99.7 to the Company's Form 8-K dated October 3, 2002 and incorporated herein by reference).
4.8	Warrant to Purchase Common Stock, dated October 17, 2002, issued to Edward P. Evans (filed as Exhibit 99.3 to the Company's Form 8-K/A dated October 22, 2002 and incorporated herein by reference).
4.9
Registration Rights Agreement, dated October 17, 2002, by and between the Company and Edward P. Evans (filed as Exhibit 99.4 to the Company's Form 8-K/A dated October 22, 2002 and incorporated herein by reference).

4.10
Second Amendment to Rights Agreement, dated October 17, 2002, between the Company and Computershare Trust Company, as rights agent (filed as Exhibit 99.7 to the Company's Form 8-K/A dated October 22, 2002 and incorporated herein by reference).
4.11	Amended and Restated Warrant, dated October 17, 2002, issued to John T. Chain, Jr. (filed as Exhibit 99.9 to the Company's Form 8-K/A dated October 22, 2002 and incorporated herein by reference).
10.1	Amended and Restated 1988 Stock Option Plan 9 (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.2	Amended and Restated 1992 Stock Option Plan (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.3	Amended and Restated 1997 Stock Option Plan (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.4	Thomas Group, Inc. 401(k) Savings Plan (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
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
10.24
Consulting Agreement between the Company and John R. Hamann dated December 31, 2003 (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.25
Consulting Agreement by and between the Company, Asian Consulting Resources, Ltd. and G. Toby Marion dated February 19, 2004 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.26
Severance Agreement between the Company and G. Toby Marion dated February 19, 2004 (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.27
Appreciation Rights Agreement between the Company and James T. Taylor dated December 13, 2003 (filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.28
Appreciation Rights Agreement between the Company and John R. Hamann dated December 12, 2003 (filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.29
Consulting Agreement between the Company and John T. Chain, Jr. dated February 5, 2004 (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.30
Employment Agreement between the Company and Jimmy C. Houlditch dated August 12, 2003 (filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.31
Second Amendment to Second Amended and Restated Revolving Credit Loan Agreement dated February 2, 2004 between Comerica Bank and the Company (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.32	Loan Agreement dated July 21, 2004 between Bank of America, N.A. and the Company (filed as Exhibit 99.1 to the Company's Form 8-K dated August 20, 2004 and incorporated herein by reference).
*10.33	Amendment No. 1 dated February 7, 2005 between Bank of America, N.A. and the Company.
*10.34	Second Amended Employment Agreement between the Company and James T. Taylor dated February 14, 2005.
*10.35	Amended Employment Agreement between the Company and Jimmy C. Houlditch dated March 28, 2005.
14.1	Code of Ethics (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
*21	Subsidiaries of the Company.
*23	Consent of Hein & Associates LLP.
*23.1	Consent of Ernst & Young LLP.
24	Power of Attorney (set forth on page 33 of this Annual Report on Form 10-K).
*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

(b)
Reports on Form 8-K for the quarter ending December 31, 2004:

Date of Filing	Subject
October 19, 2004	Thomas Group, Inc. Third Quarter Earnings Release dated October 18, 2004 (such press release is not incorporated by reference herein or deemed "filed" within the meaning of Section 18 of the Securities Act of 1933, as amended).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, State of Texas, on March 30, 2005.

THOMAS GROUP, INC.
By:	/s/ JAMES T. TAYLOR James T. Taylor Chief Executive Officer, President, Secretary, and Chief Financial Officer

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

Signature	Capacity	Date

/s/ JAMES T. TAYLOR James T. Taylor	Chief Executive Officer, President, Secretary and Chief Financial Officer	March 30, 2005
/s/ JIMMY C. HOULDITCH Jimmy C. Houlditch	Vice President, Director, President of North America Operations	March 30, 2005
/s/ JOHN T. CHAIN, JR. John T. Chain, Jr.	Chairman of the Board	March 30, 2005
/s/ EDWARD P. EVANS Edward P. Evans	Director	March 30, 2005
/s/ RICHARD A. FREYTAG Richard A. Freytag	Director	March 30, 2005
/s/ CHARLES M. HARPER Charles M. Harper	Director	March 30, 2005
/s/ DAVID B. MATHIS David B. Mathis	Director	March 30, 2005

ANNUAL REPORT ON FORM 10-K
ITEM 8, and 15(a)(1) and (c)
LIST OF FINANCIAL STATEMENTS
CERTAIN EXHIBITS
FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2004
THOMAS GROUP, INC.
IRVING, TEXAS

FORM 10-K—ITEM 15(a)(1)
Thomas Group, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Thomas Group, Inc. are included in response to Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Thomas Group, Inc.
Dallas, TX

        We have audited the accompanying consolidated balance sheets of Thomas Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thomas Group, Inc. at December 31, 2004, and 2003 and the consolidated results of operations and cash flows of Thomas Group, Inc. for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HEIN & ASSOCIATES LLP

Dallas, Texas
February 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Thomas Group, Inc.

        We have audited the consolidated balance sheet of Thomas Group, Inc. (the Company) (not presented herein) and the accompanying related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thomas Group, Inc. at December 31, 2002 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

        As described in Note 1(v), the Company has restated its financial statements for the year ended December 31, 2002 for the correction of an error involving the overstatement of leasehold improvements.

ERNST & YOUNG, LLP

Dallas, Texas
March 7, 2003, except for Note 2 as to which
the date is April 15, 2003

THOMAS GROUP, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	In thousands, except share data
ASSETS
Current Assets
Cash and cash equivalents	$143	$1,924
Trade accounts receivable, net of allowances of $114 and $45 at December 31, 2004 and 2003, respectively	5,161	3,549
Unbilled receivables	—	285
Other current assets	415	424

Total Current Assets	5,719	6,182

Property and equipment, net	694	1,101
Other assets	136	157

	$6,549	$7,440

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$936	$1,430
Accrued wages and benefits	1,232	902
Income taxes payable	108	147
Revolving line of credit	430	—
Current portion of long-term debt	—	1,200
Current maturities of other long-term obligations	6	6

Total Current Liabilities	2,712	3,685

Indebtedness to related parties	1,400	1,400
Long-term debt	—	1,600
Other long-term obligations	6	80

Total Liabilities	4,118	6,765

Commitments and Contingencies (Notes 9 and 11)
Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 12,241,822 and 12,109,538 shares issued and 9,687,946 and 9,555,662 shares outstanding at December 31, 2004 and 2003, respectively	$122	$121
Additional paid-in capital	26,238	26,062
Accumulated deficit	(788)	(2,263)
Accumulated other comprehensive loss	(682)	(786)
Treasury stock, 2,553,876 at December 31, 2004 and 2003, respectively, at cost	(22,459)	(22,459)

Total Stockholders' Equity	2,431	675

	$6,549	$7,440

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002 (Restated)
	In thousands, except share data
Consulting revenue before reimbursements	$29,935	$29,851	$31,670
Reimbursements	95	556	1,556

Total revenue	30,030	30,407	33,226

Cost of sales before reimbursable expenses	14,938	15,064	20,307
Reimbursable expenses	95	556	1,556

Total cost of sales	15,033	15,620	21,863

Gross profit	14,997	14,787	11,363
Selling, general and administrative	13,199	13,582	17,400
Restructuring charges	—	—	1,300

Operating income (loss)	1,798	1,205	(7,337)
Interest income (expense), net	(279)	(625)	(831)
Other income, net	—	—	12

Income (loss) from operations before income taxes	1,519	580	(8,156)
Income taxes (benefit)	44	(132)	(438)

Net income (loss)	$1,475	$712	$(7,718)

Earnings (loss) per common share:
Basic	$0.15	$0.07	$(1.39)
Diluted	$0.14	$0.07	$(1.39)
Weighted average shares:
Basic	9,658,131	9,555,662	5,538,520
Diluted	10,548,922	10,169,575	5,538,520

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit) (Restated)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	In thousands of dollars
Balance as of January 1, 2002	$67	$24,433	$4,209	$(1,362)	$(22,459)	4,888
Issuance of 5,404,205 shares of common stock upon conversion of notes	54	2,033	—	—	—	2,087
Discounted common stock options under employee stock option plans	—	(111)	—	—	—	(111)
Warrants issued for 1,267,241 shares of common stock	—	283	—	—	—	283
Comprehensive loss:
Foreign currency translation adjustment reclassified to net loss, net of tax (Note 1(p))	—	—	—	569	—	569
Net loss	—	—	(7,718)	—	—	(7,718)

Total comprehensive loss (Restated)						(7,149)
Balance as of December 31, 2002 (Restated)	121	26,638	(3,509)	(793)	(22,459)	(2)

Discounted common stock options under employee stock option plans	—	(42)	—	—	—	(42)
Reclass compensation expense for stock options canceled in prior years	—	(534)	534	—	—	—
Comprehensive income:
Foreign currency translation adjustment reclassified to net loss, net of tax (Note 1(p))	—	—	—	7	—	7
Net Income	—	—	712	—	—	712

Total Comprehensive Income						719
Balance as of December 31, 2003	121	26,062	(2,263)	(786)	(22,459)	675

Exercise of stock options for 132,284 shares of common stock	1	51	—	—	—	52
Amortization of non-employee stock compensation	—	131	—	—	—	131
Discounted common stock options under employee stock option plans	—	(6)	—	—	—	(6)
Comprehensive income:
Foreign currency translation adjustment reclassified to net loss, net of tax (Note 1(p))	—	—	—	104	—	104
Net Income	—	—	1,475	—	—	1,475

Total Comprehensive Income						1,579
Balance as of December 31, 2004	$122	$26,238	$(788)	$(682)	$(22,459)	$2,431

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002 (Restated)
	In thousands of dollars
Cash Flows from Operating Activities:
Net Income (loss)	$1,475	$712	$(7,718)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	449	853	1,073
Amortization	19	19	19
Amortization of debt discount	—	99	194
Loss on disposal of assets	—	212	16
Bad debt	116	126	56
Other	92	(19)	69
Amortization (Cancellation) of stock option grants	125	(42)	(111)
Loss from restructuring activities	—	—	1,300
Change in operating assets and liabilities:
(Increase) decrease trade accounts receivable	(1,683)	2,903	1,556
(Increase) decrease unbilled receivables	285	(253)	24
(Increase) decrease other assets	(36)	260	1,610
Decrease accounts payable and accrued liabilities	(217)	(241)	(2,293)
Decrease income taxes payable	(39)	(386)	(513)

Net cash provided by (used in) operating activities	586	4,243	(4,718)

Cash Flows From Investing Activities:
Proceeds from sale of assets	—	—	49
Capital expenditures	(42)	(125)	(371)

Net cash used in investing activities	(42)	(125)	(322)
Cash Flows From Financing Activities:
Issuance of subordinated convertible debt	—	—	2,000
Issuance of common stock	1	—	—
Proceeds from exercise of stock options	51	—	—
Issuance (repayment) of related party indebtedness	—	(71)	1,471
Repayments of debt and other long-term obligations	(2,806)	(2,201)	(11)
Net advances (repayments)—line of credit	430	(2,251)	105

Net cash provided by (used in) financing activities	(2,324)	(4,523)	3,565
Effect of exchange rate changes on cash	(1)	(3)	(14)

Net cash used in operations	(1,781)	(408)	(1,489)

Cash and cash equivalents
Beginning of year	1,924	2,332	3,821

End of year	$143	$1,924	$2,332

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004

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

        (b)   Basis Of Presentation—The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain amounts from prior years have been reclassified to conform to the 2004 presentation.

        (c)   Earnings Per Share—Earnings (loss) per common share is presented in accordance with the provisions of the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which requires the presentation of "basic" and "diluted" earnings per share. Basic earnings (loss) per share is based on the weighted average shares outstanding. Diluted earnings (loss) per share includes the effect of dilutive securities such as stock options and warrants.

        The following table reconciles basic earnings per share to diluted earnings per share under the provisions of SFAS 128.

	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
	In thousands, except per share data
Year Ended December 31, 2004
Basic earnings per share	$1,475	9,658	$0.15
Effect of dilutive securities:
Options and warrants	—	891	(0.01)

Diluted earnings per share	$1,475	10,549	$0.14

Year Ended December 31, 2003
Basic earnings per share	$712	9,556	$0.07
Effect of dilutive securities:
Options and warrants	—	614	—

Diluted earnings per share	$712	10,170	$0.07

Year Ended December 31, 2002
Basic loss per share (restated)	$(7,718)	5,539	$(1.39)
Effect of dilutive securities:
Options and warrants	—	—	—

Diluted loss per share (restated)	$(7,718)	5,539	$(1.39)

        Total stock options and warrants outstanding in 2004, 2003 and 2002 that are not included in the diluted earnings per share computation due to their antidilutive effects are approximately 1,313,000, 1,931,000, and 2,532,000, respectively. Such options and warrants are excluded due to exercise prices exceeding the average market value of the Company's common stock in 2004 and 2003, and due to the Company incurring a net loss in 2002.

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

        (e)   Warrants—During 2002, the Company executed a Warrant Purchase Agreement exercisable for 434,899 shares of common stock to General John T. Chain, Jr., Chairman of its Board of Directors, in consideration for a note in the amount of $1.0 million. The warrants were issued with an exercise price of $0.30 per share and an expiration date of September 20, 2007. These warrants were valued at $0.30 based on the Black Scholes model. On February 16, 2005 General Chain exercised his outstanding warrants in full. The Company received the purchase price from General Chain, and on February 23, 2005, the Company issued 434,899 shares of unregistered common stock to General Chain. A Warrant Purchase Agreement exercisable for 434,899 shares of common stock was also granted during 2002 to Mr. Edward P. Evans, a stockholder, in consideration for a note in the amount of $1.0 million. The warrants were issued with an exercise price of $0.30 per share and an expiration date of October 17, 2007. These warrants were valued at $0.30 based on the Black Scholes model. On February 14, 2005, Mr. Edward P. Evans exercised his outstanding warrants in full. The Company received the purchase price from Mr. Evans, and on February 23, 2005 the Company issued 434,899 shares of unregistered common stock to Mr. Evans.

        On November 26, 2002, a Warrant Purchase Agreement exercisable for 397,443 shares of common stock was granted to Comerica Bank, the Company's former senior lender, in consideration for amending its credit facility. The warrants were issued with an exercise price of $0.30 and expire November 26, 2007. These warrants were valued at $0.37 based on the Black Scholes model and remain outstanding at March 23, 2005.

        The total fair value of the warrants issued in 2002 was allocated between the warrants and the related debt based on the relative fair value of each. The portion attributable to the warrants was $284,000 and initially recorded as a reduction, or "discount," of the related debt and a corresponding increase in additional paid in capital. The discount was accreted to interest expense over the life of the debt. Interest expense of $99,000 and $185,000 was recorded related to these warrants in 2003 and 2002, respectively. As of December 31, 2003, the discount had been fully accreted.

        During 1997, the Company issued 225,000 warrants to purchase common stock to a financial advisor of the Company. During 1998, 175,000 warrants expired. The remaining 50,000 warrants were re-priced at the exercise price of $9.125 per share, the market price on the date of re-pricing. On October 28, 2003, the remaining 50,000 warrants expired.

        (f)    Advertising—The Company expenses the costs of advertising as incurred. Advertising expense was $0.1 million, $0.2 million, and $0.3 million for the years ended December 31, 2004, 2003, and 2002 respectively.

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

        (h)   Capitalized Software Development Costs—The Company capitalized $0.3 million during 2002 and 2001, respectively, of certain software development costs once technological feasibility was achieved. Capitalization of software development costs ceased when the product was available for sale. Software development costs incurred prior to achieving technological feasibility were charged to selling, general and administrative expense. Amortization of previously capitalized software development costs were $0.2 million in 2004, 2003 and 2002, respectively. Unamortized software development costs were $37,000, $0.2 million and $0.4 million at December 31, 2004, 2003 and 2002, respectively. Estimated aggregate amortization expense is $37,000 for the year ending December 31, 2005.

        (i)    Revenue—Business Improvement Program contracts specify fixed fees, task-based or deliverable-based fees, or incentives based on improvements achieved. Revenue is recognized when realizable and earned generally as services are provided over the life of the contract. Fixed fee revenue is recognized on a percentage completion method, based on direct labor hours expended. Task-based, or deliverable based, fees are recognized when the task/deliverable is completed and delivered to the client. Incentive fee revenue is recognized in the period in which the related improvements are achieved. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, the Company obtains customer agreement to these achievements prior to recognizing revenue.

        (j)    Unbilled Receivables—Although fixed fee revenue recognition generally coincides with billings, as an accommodation to its clients, the Company may structure fee billings to increase in the latter stages of a program. In such instances, revenues recognized for services provided are represented in unbilled receivables.

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

        (n)   Accounts Receivable and Allowance for Doubtful Accounts—The Company records trade receivables related to billings to its clients for consulting services. Trade receivables normally have terms of 30 to 60 days. The Company has no interest provision for trade accounts receivable that are past due. Trade accounts receivable are considered past due when the amount due is still uncollected at the time the terms per the trade receivable have expired. An allowance for doubtful accounts is provided when necessary and is evaluated periodically on a client-by-client basis. For the years ended December 31, 2004 and 2003 there were no receivables written off against the allowance. Receivables written off against the allowance totaled $0.6 million in 2002. The allowance was increased by approximately $69,000 during 2004 as a reserve against a receivable in the Company's Swiss subsidiary. The receivable was subsequently collected in February 2005 and the reserve was reduced to reflect the collection.

        (o)   Concentration Of Credit Risk—The Company provides its services primarily to a diverse group of large, well-established companies and does not require collateral on receivable balances. For the year ended December 31, 2004, the Company had one client that represented approximately 48% of total revenue, and another client that represented 33% of total revenue.

        The Company is currently operating in Europe and Asia where potential economic turmoil may result in significant fluctuations in the value of certain foreign currencies versus the United States dollar. The Company may experience difficulties expanding its operations or may encounter other collection issues if economic conditions should change.

        (p)   Foreign Currency Translation—The Company's reporting and functional currency is the United States dollar. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. Monetary assets such as cash, accounts receivable and most liabilities are remeasured at the period end exchange rate. All other assets, liabilities and stockholders' equity are remeasured based on the historical rates that existed at the time of the transaction. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. Revenue and expense transactions are remeasured at the average exchange rate for the period. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. Foreign exchange losses were $8,000, $3,000, and $58,000 for the years ending December 31, 2004, 2003, and 2002, respectively. There is no translation adjustment to the separate component of stockholders' equity or adjustment to comprehensive income.

        Prior to the change of the Company's reporting and functional currency to the United States dollar, all adjustments resulting from the translation of foreign currency financial statements were recorded and reported as a separate component of stockholders' equity titled "Accumulated other comprehensive loss." Generally accepted accounting principles require that such amounts be reclassified to the income statement and recorded as a non-cash charge to operations upon discontinuance of the operation that generated such currency adjustments. Accordingly, the Company reclassified approximately $104,000, $7,000, and $569,000 to selling, general and administrative expense during the years 2004, 2003, and 2002, respectively, as a result of the substantial liquidation of certain foreign subsidiaries. Due to operating losses in the countries related to translation adjustments, the tax effect is $0 for all years presented in comprehensive income.

        At December 31, 2004 the accumulation of prior years' translation adjustments of approximately $682,000 included in accumulated other comprehensive loss relates primarily to the Company's operations in Europe. The Company intends to liquidate its subsidiaries in Switzerland, and as a result, will reclassify the appropriate amount to the income statement. The Company believes the transaction will be completed by December 31, 2005 and the resulting reclassification will be recorded as a non-cash charge to operations for the year then ended.

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

        (s)   Stock Appreciation Rights—Effective April 8, 2003 the Company entered into two Stock Appreciation Right ("SAR") agreements with John R. Hamann, former CEO of the Company, and James T. Taylor current CEO of the Company. Mr. Hamann's agreement granted him 170,317 SARs at a price of $0.42 per SAR. The SARs were exercisable in full or in part immediately upon grant and entitled Mr. Hamann to a cash payment equal to the fair market value, as defined in the agreement, of a share of common stock of the Company over $0.42 per share. In the third quarter of 2004, Mr. Hamann exercised 42,400 SARs, which the Company paid. On December 31, 2004, Mr. Hamann exercised his remaining 127,917 SARs, which the Company paid on January 4, 2005 in accordance with the SARs agreement.

        Mr. Taylor's agreement granted him 99,351 SARs at a price of $0.42 per SAR. The SARs are exercisable in full or in part immediately upon grant and entitle Mr. Taylor to a cash payment equal to the fair market value, as defined in the agreement, of a share of common stock of the Company over $0.42 per share. Mr. Taylor's SARs expire the earlier of (a) three months following the date Mr. Taylor ceases to be an employee of the Company other than by reason of death, retirement or disability as each term is defined in the Company's 1997 Stock Option Plan or (b) if Mr. Taylor ceases to be an employee due to death, retirement or disability, the dates set forth in Article 9 of the 1997 Stock Option Plan. The total amount expense related to the aforementioned SAR agreements was $38,000 and $251,000 for the years ended December 31, 2004 and 2003, respectively. Amounts due to SAR holders are classified as a current liability based upon the immediate exercisability of the SAR, and the total amount due was $243,000 and $251,000 at December 31, 2004 and 2003, respectively.

        (t)    Stock Options And Warrants—On December 16, 2004, the FASB issued SFAS No. 123(R), which addresses the accounting for employee services received in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Effective July 1, 2005, this statement eliminates the ability to account for employee stock options using the intrinsic value provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and instead generally requires such options to be valued using a fair-value-based method. The Company currently accounts for its stock-based compensation plans for employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. Adoption of SFAS No. 123(R) will have no impact on the Company's consolidated financial statements as all stock options issued to employees were fully expensed as of December 31, 2002.

        The Company already accounts for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." On January 12, 2004, the Company's then CEO, John R. Hamann resigned. As part of the separation agreement between the Company and Mr. Hamann, the expiration date of his 329,683 outstanding options was extended to January 12, 2005. Under generally accepted accounting principles, a modification to terms of an option cancels the existing option, and the option is considered a new issuance; in this case to a non-employee to be accounted for under the fair value method as required under EITF 00-18. The Company recorded approximately $131,000 for the year ending December 31, 2004 related to this transaction. There were no other stock-based compensation grants to non-employees during 2004, 2003 or 2002, respectively.

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

        The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock Based Compensation." This statement requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003, and 2002.

	Year Ended December 31,
	2004	2003	2002
Dividend Yield	0%	0%	0%
Expected Volatility	85%	85%	65%
Risk free interest rate	3%	3%	6%
Expected life (years)	5	5	5

        Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income

(loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Year Ended December 31,
	2004	2003	2002 (Restated)
	In thousands of dollars
Net income (loss), as reported	$1,475	$712	$(7,718)
Add: Stock-based employee compensation expense related to stock options recorded	—	—	6
Deduct: Total stock-based compensation adjusted for stock option cancellations	(6)	(52)	(123)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(128)	(295)	(339)

Adjusted net income (loss)	$1,341	$365	$(8,174)

Earnings (loss) per share
As reported
Basic	$0.15	$0.07	$(1.39)
Diluted	$0.14	$0.07	$(1.39)
As adjusted
Basic	$0.14	$0.04	$(1.48)
Diluted	$0.13	$0.04	$(1.48)

        (u)   Fair Market Value Of Financial Instruments—The Company's financial instruments include notes payable. The carrying value of these notes approximates market value because the borrowing rate is similar to other financial instruments with similar terms.

        (v)   Prior Period Adjustment—During 2001, the Company recognized a loss on a contract related to the subleasing of its Reston, Virginia office space. This office space included leasehold improvements, the carrying value of which was overlooked in calculating the loss on the sublease transaction. To correct this situation the Company has restated the financial statements related to fiscal years ended 2002 and 2001.

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

        (w)  Recent Accounting Pronouncements—On December 16, 2004, the FASB issued SFAS No. 123(R), which addresses the accounting for employee services received in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Effective July 1, 2005, this statement eliminates the ability to account for employee stock options using the intrinsic value provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and instead generally requires such options to be valued using a fair-value-based method. The Company currently accounts for its stock-based compensation plans for employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. Adoption of SFAS No. 123(R) will have no impact on the Company's consolidated financial statements as all stock options issued to employees were fully expensed as of December 31, 2002.

        The Company completed its evaluation of the "American Jobs Creation Act," signed into law on October 22, 2004, which creates a special one-time tax deduction related to the repatriation of certain foreign earnings, under FASB Staff Position 109-2. Based on the Company's evaluation of the "American Jobs Creation Act," the Company believes there is no related income tax effect when applying SFAS No. 109 (See Note 7) for the year ended December 31, 2004.

Note 2 Financing Agreement and Liquidity

        On August 16, 2004, the Company agreed to a $5.5 million revolving line of credit with Bank of America, N.A., replacing Comerica bank as the Company's senior lender. A copy of this loan agreement was filed on August 20, 2004 as Exhibit 99.1 to Form 8-K. All inventory, chattel paper, accounts, equipment and general intangibles of the Company secure the credit facility. The line of credit is subject to a borrowing base calculated as a percentage of the Company's eligible United States trade accounts receivable less than 90 days old. In addition, the credit facility provides for an "Overadvance" amount of $2.2 million on August 16, 2004. The overadvance amount decreases on the 22nd day of each month by $100,000 until it reaches zero. Although the Company has not needed the overadvance amount, the available overadvance amount at December 31, 2004 was $1.7 million, and at March 23, 2005 was $1.4 million. The credit facility matures August 21, 2006, and bears interest at the prime rate, or LIBOR plus 2.5%, if elected, to be paid monthly. The unused portion of the line of credit bears interest at an annual rate of 0.375%, paid quarterly. The Company paid $55,000 as a commitment fee to obtain the financing. The credit agreement contains financial and non-financial covenants, which if breached, could result in acceleration of amounts owed under the credit facility and the senior lender would be able to foreclose on the Company's assets. The financial covenants are tested quarterly and require the Company to:

  (1)
  maintain a debt service coverage ratio of at least 1.25 to 1;

  (2)
  maintain a funded debt to EBITDA ratio of 2.5 to 1 through December 31, 2004 and 1.75 to 1 thereafter

  (3)
  restrict annual capital expenditures to $500,000 or less

        The Company utilized the credit line with Bank of America, N.A. to meet working capital requirements during 2004. During 2003 and 2002, the Company utilized a credit facility with its former senior lender, Comerica Bank. Total interest expense under bank credit facilities was $135,000, $384,000, and $491,000 for 2004, 2003, and 2002 respectively. The Company incurred commitment fees on the unused portion of the credit facility in 2004 and 2002, totaling $9,000 and $3,000, respectively, at an interest rate of 0.375%. The credit facility contained no provision for unused commitment fees in 2003.

        Total interest expense for 2004 was $289,000, comprised of $143,000 related to bank debt and $145,000 for related party debt, and $1,000 to other parties.

        Total interest expense for 2003 was $632,000, comprised of $384,000 related to bank debt, $144,000 for related party debt, $99,000 related to warrants and $5,000 to other parties.

        Total interest expense for 2002 was $845,000, comprised of $491,000 related to bank debt, $116,000 for related party debt, $185,000 related to the issuance of warrants and $53,000 to other parties.

        At December 31, 2004, the outstanding balance on the line of credit was $0.4 million, classified as a current liability, and the Company was in compliance with all of its debt covenants.

        At December 31, 2003, $1.2 million outstanding under the term note was classified as a current liability, due to the repayment required and $1.6 million under the term note was classified as long-term debt due to its maturity date of February 28, 2005. The Company had no outstanding borrowings on its $3.0 million revolving line of credit at December 31, 2003.

Note 3 Other Assets

	December 31,
	2004	2003
	In thousands of dollars
Accounts receivable, employees	$51	$127
Prepaid expenses	215	224
Current receivables	100	31
Income tax receivable	109	105
Investment in Texas Stadium Suite	76	94

	551	581
Less current portion	(415)	(424)

	$136	$157

Note 4 Property And Equipment

	December 31,
	2004	2003
	In thousands of dollars
Equipment	$3,982	$4,045
Furniture and fixtures	1,546	1,550
Leasehold improvements	2,007	2,007
Computer software	686	677
Equipment under capital leases	29	29
Automobiles	19	19

	$8,269	$8,327
Less accumulated depreciation and amortization	(7,575)	(7,226)

	$694	$1,101

Note 5 Other Long-Term Obligations

	December 31,
	2004	2003
	In thousands of dollars
Capital lease	$12	$18
Deferred rent	—	68

	12	86
Less current portion	(6)	(6)

	$6	$80

Note 6 Accounts Payable And Accrued Liabilities

	December 31,
	2004	2003
	In thousands of dollars
Accounts payable trade	$230	$464
Accrued severance	—	137
Accrued restructuring	19	22
Other accrued liabilities	687	807

	$936	$1,430

        Accrued severance in 2003 relates to a former employee of the Company's operations in Asia.

        At December 31, 2004 and 2003 accrued restructuring relates to accrued legal costs associated with the Company's 2002 filing for insolvency of its German subsidiary.

Note 7 Income Taxes

        The domestic and foreign source components of income (loss) before taxes are as follows:

	Year Ended December 31,
	2004	2003	2002 (Restated)
	In thousands of dollars
Domestic sources	$(11,425)	$4,529	$(2,821)
Foreign sources	12,944	(3,949)	(5,335)

	$1,519	$580	$(8,156)

        In 2004, $13.7 million of intercompany bad debt from foreign subsidiaries of the Company was recorded on the books of the United States parent Company. Conversely, $13.7 million of debt forgiveness income was recorded by the respective subsidiaries in Asia. No taxes are owed as a result of the debt forgiveness income due to net operating loss carryforwards in the Asia subsidiaries which offset the income in 2004.

        The reconciliation of income tax from continuing operations computed at the United States federal statutory tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2004	2003	2002 (Restated)
	In thousands of dollars
Income taxes (benefit) at statutory rate	$516	$197	$(2,801)
Effect on taxes resulting from:
State taxes	68	30	(31)
Increase (decrease) in valuation allowance	—	—	(836)
Foreign income subject to current United States taxation	—	—	866
Utilization of federal and foreign net operating losses, less benefit received	(548)	(1,445)	1,305
Unbenefited losses of foreign subsidiary	—	1,261	699
Effect of United States and foreign minimum taxes	10	84	—
Reversal of prior year estimates	—	(296)	—
United States federal tax refund	(34)	—	—
Other (primarily permanent differences)	32	37	360

	$44	$(132)	$(438)

        Federal, state and foreign income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2004	2003	2002 (Restated)
	In thousands of dollars
Current tax expense (benefit):
Federal	$(34)	$86	$(923)
State	68	70	(46)
Foreign	10	(288)	531

	44	(132)	(438)
Deferred tax expense:
Federal	—	—	—
State	—	—	—

	—	—	—

	$44	$(132)	$(438)

        Significant components of the Company's net deferred tax assets (liabilities) for federal and state income taxes are as follows:

	December 31,
	2004	2003
	In thousands of dollars
Deferred tax assets:
Net operating loss carryforward	$4,270	$3,073
Foreign tax credit carryforward	3	848
Allowance for doubtful accounts	15	17
Accrued expenses	111	347
Fixed assets	37	7
Minimum tax credit carryforward	197	157
Charitable contribution carryforward	52	58

	4,685	4,507
Valuation allowance	(4,685)	(4,507)

Total deferred tax assets	—	—
Deferred tax liabilities:
Fixed assets	—	—

Total deferred tax liabilities	—	—

Net deferred tax asset	$—	$—

        At December 31, 2004, the Company had approximately $9.2 million of state net operating loss carryovers, which expire at various times. The Company also had approximately $3.2 million in foreign net operating loss carryovers at December 31, 2004 of which $0.7 million are in Asian subsidiaries and $2.5 million are in European subsidiaries. Due to liquidation proceedings and operating losses in these subsidiaries, the foreign net operating losses will be forfeited, and therefore no deferred tax asset has been established for the foreign NOLs. At December 31, 2004 the Company had $11.4 million of United States federal net operating loss carryforwards, of which $3.3 million is subject to a $0.2 million Section 382 annual limitation and expires 2022. The remaining $8.1 million was generated in 2004 and is not currently subject to the Section 382 annual limitation and expires in 2024.

        While a valuation allowance is currently required for the Company's net deferred tax assets, the United States deferred tax assets remain available for use in the future to offset future income tax liabilities, should sufficient amounts of United States and foreign income be generated in the carryforward periods.

Note 8 Employee Benefit Plans

        The Company sponsors a 401(k) retirement plan. The Company, at its discretion, may match a portion of the participants' contribution or make a profit-sharing contribution. Participants are vested in the Company's contributions after five years of full-time service and may join the plan January 1 and July 1 of each year. Matching contributions were $535,000 and $0 for the years ending December 31, 2004 and 2002, respectively. A profit-sharing contribution of $50,000 was made for the year ending December 31, 2003.

        In 1994, the Company established a non-qualified deferred compensation plan. In May 2002, the plan was terminated and the participants' entire fund balances were distributed to them, net of required federal taxes. The federal taxes were remitted directly to the Internal Revenue Service on behalf of the employees.

Note 9 Commitments and Contingencies

        In 2002, the Company filed for insolvency of its wholly-owned subsidiary, headquartered in Frankfurt, Germany. During 2005, a suit was filed against the company's subsidiary in Switzerland by the German insolvency administrator to recover approximately $0.3 million related to an intercompany receivable between the two entities. The Company and its legal counsel believe that the loss, if any, resulting from the suit will not have a material impact on the company's financial position, results of operations, or cash flows in future years.

        The Company has become subject to other various claims and legal matters, such as collection matters initiated by the Company, in the course of conducting its business. The Company believes that neither such claims and other legal matters nor the cost of prosecuting and/or defending such claims and other legal matters will have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows.

        The Company leases office space, vehicles and various types of office equipment under non-cancelable operating leases. Rent expense related to operating leases totaled $1.0 million for 2004, $1.4 million for 2003 and $2.0 million for 2002.

        Minimum lease payments required under non-cancelable operating lease arrangements subsequent to December 31, 2004, are as follows:

Operating Leases
In thousands of dollars
2005	$1,391
2006	1,052
2007	372
2008	2
2009	2

Total minimum lease payments	$2,819

Note 10 Segment Data And Sales To Major Customers

        The Company operates in one industry segment, but conducts its business primarily in three geographic areas: North America, Europe and Asia/Pacific. Information regarding these areas follows:

	North America	Europe	Asia/Pacific	Corporate	Total
	In thousands of dollars
Year ended December 31, 2004:
Revenue	$28,930	$10	$1,090	$—	$30,030
Gross profit (loss)	$15,673	$11	$(687)	$—	$14,997
Total assets	$6,134	$72	$267	$76	$6,549
Long-lived assets	$728	$19	$7	$76	$830
Year ended December 31, 2003:
Revenue	$27,110	$132	$3,165	$—	$30,407
Gross profit (loss)	$14,752	$(74)	$109	$—	$14,787
Total assets	$5,961	$301	$1,084	$94	$7,440
Long-lived assets	$1,114	$36	$14	$94	$1,258
Year ended December 31, 2002:
Revenue	$14,331	$14,548	$4,347	$—	$33,226
Gross profit (loss)	$8,986	$4,405	$(2,028)	$—	$11,363
Total assets (restated)	$6,228	$3,959	$1,392	$113	$11,692
Long-lived assets (restated)	$1,646	$162	$187	$113	$2,108

        During 2004, one client accounted for approximately $14.5 million or 48% of revenues and another client accounted for approximately $9.8 million or 33% of revenues.

        During 2003, one client accounted for approximately $11.8 million or 39% of revenues and another client accounted for approximately $9.7 million or 32% of revenues.

        During 2002, one client accounted for approximately $13.0 million or 39% of revenues and another client accounted for approximately $9.4 million or 28% of revenues.

        There were no other clients from whom revenue exceeded 10% of the Company's total revenue in the years ended December 31, 2004, 2003, and 2002, respectively.

Note 11 Related Party Transactions

        The Company issued two promissory notes to its current Chairman of the Board, General John T. Chain, Jr. The notes are subordinated to the Company's senior lender and their terms are summarized as follows:

Name	Issue Date	Date Funded	Principal & Interest Maturity Date	Semi-Annual Interest Accrual Dates	Interest Rates	Original Principal Amount	Current Year Interest Expense
General John T. Chain, Jr.	3/29/02	4/4/02	4/1/06	Oct 1/Apr 1	Prime + 6%	$1,000,000	$103,699
General John T. Chain, Jr.	5/31/02	5/28/02	6/1/06	Dec 1/Jun 1	Prime + 6%	$400,000	$41,479

        A family member of James T. Taylor, the Company's Chief Executive Officer, President, Secretary, and Chief Financial officer, performed advertising and marketing services during 2004 for the Company. Fees and expenses paid for these services were approximately $4,600.

        On February 19, 2004, the Company entered into a consulting agreement with its former Asia region president, Mr. G. Toby Marion. Effective May 1, 2004, the Company agreed to pay $408,750, payable in nine installments of $43,750 per month beginning May 31, 2004 and one installment of $15,000 payable in January 2005. Mr. Marion agreed to consult and advise the Company on doing business in Asia. This agreement expires January 31, 2005. Non-compete and other covenants were re-affirmed and carried into the consulting agreement. Under the terms of the agreement, the Company paid $393,750 during 2004.

        On July 1, 2003, the Company entered into a consulting agreement with its Chairman, General John T. Chain, Jr. Under the terms of the contract, General Chain will receive $100,000 annually, in quarterly installments, in return for his services with regards to sales, marketing and financial strategies. The agreement expires June 30, 2005. The Company made payments under this agreement totaling $150,000 during 2004, of which $50,000 was related to services provided in 2003.

        On December 17, 2003, the Company entered into settlement and consulting agreements with a former employee to provide services with regards to the Asian marketplace. The Company paid a total of $184,640 and $21,160 during 2004 and 2003, respectively.

        Effective April 8, 2003, the Company entered into a SAR agreement with John R. Hamann, former CEO of the Company. Mr. Hamann's agreement granted him 170,317 SARs at a price of $0.42 per SAR. The SARs were exercisable in full or in part immediately upon grant and entitled Mr. Hamann to a cash payment equal to the fair market value, as defined in the agreement, of a share of common stock of the Company over $0.42 per share. The Company received payments of approximately $12,000 for these shares during 2004. In the third quarter of 2004, Mr. Hamann exercised 42,400 SARs, which the Company paid approximately $46,000. On December 31, 2004, Mr. Hamann exercised his remaining 127,917 SARs, which the Company paid approximately $144,000 on January 4, 2005 in accordance with the SARs agreement.

        On January 12, 2004, the Company entered into a separation agreement with John R. Hamann, former CEO of the Company. As part of the separation agreement between the Company and Mr. Hamann, the expiration date of his 329,683 outstanding options was extended to January 12, 2005, which created a new stock option issuance under generally accepted accounting principles. Under the new issuance, Mr. Hamann exercised 129,683 options during 2004. The Company issued 32,284 shares of common stock during 2004 related to these exercises. The remaining 97,399 shares were issued on January 4, 2005, based on an exercise date of December 31, 2004. The remaining 200,000 options expired on January 12, 2005 due to their exercise price exceeding market value.

        On December 31, 2003, the Company entered into a consulting agreement with its former Chief Executive Officer, John R. Hamann. Effective January 13, 2004, the Company agreed to pay a total of $450,000 to Mr. Hamann in return for his services as an advisor to the Chairman of the Board and seeking out new business for the Company. Monthly payments of $37,500 were made until expiration of this agreement on January 12, 2005. In addition, the Company agreed to pay Mr. Hamann a commission of five percent of the value on any new U.S. commercial business for the Company for clients identified by Mr. Hamann prior to January 13, 2005 and which leads to business under contract prior to July 13, 2005. Non-compete and other covenants were re-affirmed and carried into the consulting agreement. Under the terms of the agreement, the Company paid $436,154 for consulting services and $0 for commissions during 2004.

        A family member of John R. Hamann, the Company's former Chief Executive Officer, performed, on a contract basis, marketing services during 2003 and 2002. Fees and expenses related to these services were $30,000 in 2003 and $92,000 in 2002.

        On March 29, 2002, the Company issued a promissory note in the original amount of $92,000 to its then Chief Executive Officer, John R. Hamann. Although this note was subordinated to the Company's senior lender, it was repaid to Mr. Hamann in full on April 17, 2003, including unpaid interest, with the permission of the senior lender.

Note 12 Common Stock And Stock Options

        A summary of the status of the Company's stock options to employees as of December 31, 2004, 2003, and 2002 and changes in the years then ended is presented below.

	2004		2003		2002
Common Option Shares	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,277,817	$4.93	1,214,788	$5.41	988,424	$8.58
Granted	—	—	100,000	0.40	701,696	1.53
Exercised	(229,683)	0.38	—	—	(250)	1.13
Forfeited	(111,618)	3.29	(36,971)	8.57	(475,082)	6.26

Outstanding at end of year	936,516	6.24	1,277,817	4.93	1,214,788	$5.41

Options exercisable at year-end	804,929	$6.13	915,966	$5.44	543,952	$8.49
Weighted average grant-date fair value of options granted		$—		$0.18		$0.85

        The following table summarizes information about stock options outstanding at December 31, 2004.

Common Options		Options Outstanding		Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.37-7.94	614,649	3.67	$4.34	493,062	$3.80
8.00-9.78	262,292	3.44	9.25	262,292	9.25
10.09-13.50	46,575	3.47	11.44	36,575	11.38
14.38-19.13	13,000	1.62	16.48	13,000	16.47

$ 0.37-19.13	936,516	3.57	$6.24	804,929	$6.13

Note 13 Supplemental Disclosure Of Cash Flow Information

	Year Ended December 31,
	2004	2003	2002
	In thousands of dollars
Interest paid	$301	$625	$522
Income taxes paid	$171	$291	$1,079

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

        The loss from liquidation for the year ended December 31, 2002 of the German subsidiary is presented in the consolidated statements of operations and consolidated statements of cash flows under the caption "Restructuring charges" and "Loss from restructuring activities," respectively. The carrying amounts of the following assets and liabilities of the German subsidiary are included as part of the 2002 restructuring charge were:

	Cash	Non-cash	Total
	In thousands of dollars
Cash and cash equivalents	$84	$—	$84
Trade accounts receivable	—	404	404
Other assets	—	152	152
Property and equipment, net	—	336	336
Accounts payable and accrued liabilities	84	(329)	(245)
Accumulated other comprehensive loss(a)	—	569	569

Loss from restructuring activities	$168	$1,132	$1,300

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

        Results of operations of the German subsidiary for the year ended December 31, 2002 and 2001 were:

	2002	2001
	In thousands of dollars
Net revenue	$1,201	$7,951
Net cost of sales	1,063	4,503

Gross profit	138	3,448
Selling, general and administrative	1,046	2,671

Operating income (loss)	$(908)	$777

        Cash flows of the German subsidiary for the year ended December 31, 2002 and 2001 were as follows:

	2002	2001
	In thousands of dollars
Cash provided by (used in) operating activities	$(51)	$216
Cash provided by (used in) investing activities	10	(64)
Cash used in financing activities	—	(307)
Effect of exchange rate changes on cash	(81)	(22)

Cash used in continuing operations	$(122)	$(177)

Note 15 Subsequent Events

        On January 4, 2005, the Company issued 97,399 shares of common stock related to the 127,917 SARs Mr. Hamann exercised on December 31, 2004. Under the terms of the Mr. Hamann's SAR agreement, Mr. Hamann is required to exercise a proportional amount of the non-qualified options received on January 12, 2004. As a result of the transaction, the Company paid Mr. Hamann approximately $108,000 for the exercise of his SARs, net of $36,000 owed to the Company as the purchase price of the options and non-qualified options.

        At December 31, 2004, the Company's sublease rental liability related to its Troy, Michigan office space was $42,000, which it was amortizing over the term of the original lease. Subsequent to year-end, the Company evicted its Troy sublessee. The Company estimated the remaining sublease losses and recognized an additional liability of approximately $63,000 in the first quarter of 2005.

        At December 31, 2004 the Company had capitalized approximately $35,000 in deferred rental expenses related to its office space in Reston, Virginia, which it was amortizing over the term of the original lease. On February 1, 2005, the Company received notice from its sublessee of their intent to vacate the premises effective immediately and that it would not fulfill its remaining commitment under the sublease agreement. Subsequent to the notice by the sublessee, the Company recognized the deferred rental expense in the first quarter of 2005.

        At December 31, 2004, the Company had $1.4 million in subordinated debt outstanding to its Chairman, General John T. Chain, Jr. On February 7, 2005 the Company received from its lender,

Bank of America, N.A., as an amendment to its existing credit facility, approval to repay the subordinated debt. Under the terms of the amendment, payments are not to exceed $100,000 per month during 2004.

        On February 14, 2005, Mr. Edward P. Evans, a shareholder of the Company, exercised his outstanding warrants in full. The Company received the purchase price of $130,470 and on February 23, 2005 the Company issued 434,899 shares of unregistered common stock to Mr. Evans.

        On February 16, 2005, General John T. Chain, Jr., Chairman of the Company, exercised his outstanding warrants in full. The Company received the purchase price of $130,470 and on February 23, 2005, the Company issued 434,899 shares of unregistered common stock to General Chain.

Note 16 Valuation and Qualifying Accounts

        The following table summarizes the activity of the allowance for doubtful accounts and the deferred tax asset valuation allowance:

	Year Ended December 31,
	2004	2003	2002
	In thousands of dollars
Allowance for doubtful accounts:
Beginning balance	$45	$45	$640
Additions to expense	69	—	14
Reductions from allowance	—	—	(609)

Ending balance	$114	$45	$45

Deferred tax asset valuation allowance:
Beginning balance	$4,507	$7,101	$7,938
Additions to valuation allowance	178	—	—
Reductions from valuation allowance	—	(2,594)	(837)

Ending balance	$4,685	$4,507	$7,101

Note 17 Selected Quarterly Financial Data (Unaudited)

	2004 For the Three Months Ended
	Mar. 31 (Restated)	June 30	Sept. 30	Dec. 31
	In thousands, except per share data
Revenue	$7,119	$7,749	$7,286	$7,876
Gross profit	3,380	3,760	3,593	4,264
Operating income	128	609	343	718
Net income (loss)	50	512	263	650
Earnings (loss) per share
Basic	$0.01	$0.05	$0.03	$0.07
Diluted	$0.00	$0.05	$0.02	$0.06
Weighted average shares
Basic	9,624	9,656	9,665	9,688
Diluted	10,570	10,575	10,529	10,521

	2003 For the Three Months Ended
	Mar. 31 (Restated)	June 30 (Restated)	Sept. 30 (Restated)	Dec. 31
	In thousands, except per share data
Revenue	$7,742	$7,165	$8,196	$7,304
Gross profit	3,536	3,223	4,299	3,729
Operating income	123	110	604	368
Net income (loss)	(63)	(75)	416	434
Earnings (loss) per share
Basic	$(0.01)	$(0.01)	$0.04	$0.05
Diluted	$(0.01)	$(0.01)	$0.04	$0.04
Weighted average shares
Basic	9,556	9,556	9,556	9,556
Diluted	9,556	9,556	10,087	10,329