Form 10-Q
period 2005-03-31
THOMAS GROUP INC
filed 2005-05-12
CIK 900017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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
Yes  ☐   No ☒

As of May 9, 2005 there were 10,655,143 shares of the registrant’s common stock outstanding.

THOMAS GROUP, INC.

PART I  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THOMAS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2005	December 31, 2004

ASSETS
Current Assets
Cash and cash equivalents	$304	$143
Trade accounts receivable, net of allowances of $45 and $114 at March 31, 2005 and December 31, 2004, respectively	5,623	5,161
Other current assets	507	415
Total Current Assets	6,434	5,719
Property and equipment, net	633	694
Other assets	101	136
	$7,168	$6,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,052	$936
Accrued wages and benefits	1,116	1,232
Income taxes payable	113	108
Revolving line of credit	950	430
Current maturities of other long-term obligations	5	6
Total Current Liabilities	3,236	2,712
Indebtedness to related parties	1,100	1,400
Other long-term obligations	237	6
Total Liabilities	4,573	4,118
Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 13,209,019 and 12,241,822 shares issued and 10,655,143 and 9,687,946 shares outstanding at March 31, 2005 and December 31, 2004, respectively	$132	$122
Additional paid-in capital	26,519	26,238
Accumulated deficit	(915)	(788)
Accumulated other comprehensive loss	(682)	(682)
Treasury stock, 2,553,876 shares at March 31, 2005 and December 31, 2004, respectively, at cost	(22,459)	(22,459)
Total Stockholders’ Equity	2,595	2,431
	$7,168	$6,549

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
		(Restated)
Consulting revenue before reimbursements	$7,908	$7,084
Reimbursements	—	35
Total revenue	7,908	7,119
Cost of sales before reimbursable expenses	4,238	3,704
Reimbursable expenses	—	35
Total cost of sales	4,238	3,739
Gross profit	3,670	3,380
Selling, general and administrative	3,126	3,252
Sublease losses	610	—
Operating income (loss)	(66)	128
Interest income (expense), net	(46)	(90)
Income (loss) from operations before income taxes	(112)	38
Income taxes (benefit)	15	(12)
Net income (loss)	$(127)	$50

Earnings (loss) per common share:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.00

Weighted average shares:
Basic	10,077,367	9,623,794
Diluted	10,077,367	10,570,227

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
		(Restated)
Cash Flows From Operating Activities:
Net Income (loss)	$(127)	$50
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	83	117
Amortization	5	5
Loss on subleases	610	—
Bad debt recovery	(62)	—
Other	(129)	(12)
Amortization (cancellation) of stock option grants	(6)	27
Change in operating assets and liabilities:
Increase trade accounts receivable	(390)	(897)
(Increase) decrease unbilled receivables	(10)	91
Increase other assets	(122)	(248)
Increase (decrease) accounts payable and accrued liabilities	(191)	194
Increase (decrease) income taxes payable	7	(71)
Net cash used in operating activities	(332)	(744)

Cash Flows From Investing Activities:
Capital expenditures	(22)	(7)
Net cash used in investing activities	(22)	(7)

Cash Flows From Financing Activities:
Issuance of common stock	10	1
Proceeds from exercise of stock options	35	39
Proceeds from exercise of stock warrants	252	—
Repayment of related party indebtedness	(300)	—
Repayments of debt and other long-term obligations	(1)	(302)
Net advances — line of credit	520	—
Net cash provided by (used in) financing activities	516	(262)

Effect of exchange rate changes on cash	(1)	—
Net cash provided by (used in) operations	161	(1,013)

Cash and cash equivalents
Beginning of period	143	1,924
End of period	$304	$911

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. (a) Basis of Presentation – The unaudited consolidated financial statements of Thomas Group, Inc. (the “Company”) include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented.  The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K for the 2004 fiscal year, filed with the Securities and Exchange Commission.  The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results of operations for the entire year ending December 31, 2005.

(b) Stock Based Compensation – On December 16, 2004, the FASB issued SFAS No. 123(R), which addresses the accounting for employee services received in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Effective January 1, 2006, this statement eliminates the ability to account for employee stock options using the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and instead generally requires such options to be valued using a fair-value-based method. The Company currently accounts for its stock-based compensation plans for employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Adoption of SFAS No. 123(R) will have no impact on the Company’s consolidated financial statements as all stock options issued to employees were fully expensed as of December 31, 2002.

The Company already accounts for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” On January 12, 2004, the Company’s then CEO, John R. Hamann resigned. As part of the separation agreement between the Company and Mr. Hamann, the expiration date of his 329,683 outstanding options was extended to January 12, 2005. Under generally accepted accounting principles, a modification to terms of an option cancels the existing option, and the option is considered a new issuance. In this case, options issued to a non-employee are accounted for under the fair value method as required under EITF 00-18. The Company recorded $358 and $27,431 for the three months ending March 31, 2005 and 2004, respectively,  related to this transaction. There were no other stock-based compensation grants to non-employees during 2005 or 2004.

Effective April 8, 2003, the Company entered into two Stock Appreciation Right (SAR) agreements with John R Hamann and James T. Taylor, granting 170,317 and 99,351 SARs, respectively, at an exercise price of $0.42 per right. The SARs were exercisable immediately upon grant and entitled Messrs. Hamann and Taylor to a cash payment equal to the fair market value, as defined in the agreement, of a share of the Company’s common stock in excess of $0.42 per share. The Company recorded $47,000 and $76,000 for the three months ending March 31, 2005 and 2004, respectively, related to SARs. Mr. Hamann exercised his SARs in full during 2004, and at March 31, 2005, Mr. Taylor’s 99,351 SARs remain outstanding.

The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock Based Compensation.” This statement requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company’s stock options had been determined in accordance with the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
Dividend yield	0%	0%
Expected volatility	85%	65%
Risk free interest rate	4%	3%
Expected life (years)	5	5

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended March 31
	2005	2004
		(Restated)
	In thousands except per share data
Net income (loss) as reported	$(127)	$50
Deduct: Stock-based compensation adjusted for stock option cancellations	(7)	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(23)	(59)
Adjusted net loss	$(157)	$(9)

Income (loss) per share
As reported:
Basic	$(.01)	$.01
Diluted	$(.01)	$.00
As adjusted:
Basic	$(.02)	$.00
Diluted	$(.02)	$.00

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

	For the Three Months Ended March 31, 2004
	As Restated	Previously Reported
	In thousands, except share data
Other current assets	$670	$894
Accounts payable and accrued liabilities	$2,534	$2,574
Accumulated deficit	$2,213	$2,029
Income tax benefit	$12	$196
Net income	$50	$234
Basic earnings per share	$.01	$.02
Diluted earnings per share	$.00	$.02

(d) Warrant and Option Exercises

On February 14, 2005, Mr. Edward P. Evans, a director of the Company, exercised his outstanding warrants in full. The Company received the purchase price of $130,470 and on February 23, 2005 the Company issued 434,899 shares of unregistered common stock to Mr. Evans.

On February 16, 2005, General John T. Chain, Jr., Chairman of the Company, exercised his outstanding warrants in full. The Company received the purchase price of $130,470 and on February 23, 2005, the Company issued 434,899 shares of unregistered common stock to General Chain.

On December 31, 2004, John R. Hamann, former CEO of the Company, exercised stock options for 97,399 shares of common stock.  The Company received the purchase price of $36,038 and on January 4, 2005, the Company issued 97,399 shares of registered common stock to Mr. Hamann.

2.               Financing Agreements

(a) Senior Credit Facility - On August 16, 2004, the Company agreed to a $5.5 million revolving line of credit with Bank of America, N.A., replacing Comerica bank as the Company’s senior lender. A copy of this loan agreement was filed on August 20, 2004 as Exhibit 99.1 to Form 8-K. All inventory, chattel paper, accounts, equipment and general intangibles of the Company secure the credit facility. The line of credit is subject to a borrowing base calculated as a percentage of the Company’s eligible United States trade accounts receivable less than 90 days old. In addition, the credit facility provides for an “Overadvance” amount that decreases on the 22nd day of each month by $100,000 until it reaches zero. Although the Company has not needed the overadvance amount, the available overadvance amount at March 31, 2005 was $1.4 million. The credit facility matures August 21, 2006, and bears interest at the prime rate, or LIBOR plus 2.5%, if elected, to be paid monthly. The unused portion of the line of credit bears interest at an annual rate of 0.375%, paid quarterly. The credit agreement contains financial and non-financial covenants, which if breached, could result in acceleration of amounts owed under the credit facility and the senior lender would be able to foreclose on the Company’s assets. The financial covenants are tested quarterly and require the Company to maintain a debt service coverage ratio of at least 1.25 to 1, maintain a funded debt to EBITDA ratio of 1.75 to 1, and to restrict annual capital expenditures to $500,000 or less. The Company utilized the credit line with Bank of America, N.A. to meet working capital requirements during 2005 and 2004. Prior to August 16, 2004, the Company utilized a credit facility with its former senior lender, Comerica Bank. At March 31, 2005, the outstanding balance on the line of credit was $950,000, classified as a current liability, and the Company was in compliance with all of its debt covenants.

(b) Subordinated Financing — The Company has two outstanding promissory notes, issued to its current Chairman of the Board, General John T. Chain, Jr. The notes are subordinated to the Company’s senior lender, and their terms are summarized as follows:

Name	Issue Date	Date Funded	Principal & Interest Maturity Date	Semi-Annual Interest Payment Dates	Interest Rate	Original Principal Amount
General John T. Chain, Jr.	3/29/02	4/4/02	4/1/06	Oct 1/Apr 1	Prime + 6%	$1,000,000
General John T. Chain, Jr.	5/31/02	5/28/02	6/1/06	Dec 1/Jun 1	Prime + 6%	$400,000

On February 7, 2005, the Company signed an amendment to the credit facility with Bank of America, N.A. allowing, but not requiring, the Company to make regularly scheduled payments of principal of $0.1 million each month against General Chain’s subordinated debt so long as the Company is not in default on any agreement with Bank of America, N.A. During the three months ended March 31, 2005, the Company made three payments of $0.1 million each to General Chain against the subordinated note dated May 31, 2002, resulting in a balance of $0.1 million at March 31, 2005. The subordinated note dated March 29, 2002 has an outstanding balance of $1.0 million on March 31, 2005.

3. Earnings Per Share – Basic earnings per share is based on the number of weighted average shares outstanding.  Diluted earnings per share includes the effect of dilutive securities such as stock options and warrants.  The following table reconciles basic earnings per share to diluted earnings per share under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

	Three Months Ended March 31,
	2005	2004
		(Restated)
	In thousands, except per share data
Numerator:
Net income (loss)	$(127)	$50
Denominator:
Weighted average shares outstanding:
Basic	10,077	9,624

Effect of dilutive securities:
Common stock options and warrants	—	946
Diluted	$10,077	$10,570

Earnings (loss) per share:
Basic	$(.01)	$.01
Diluted	$(.01)	$.00

Stock options and warrants outstanding at March 31, 2005 and 2004 that are not included in the diluted earnings per share computation, due to the antidilutive effects, are approximately 523,000 and 1,499,000 respectively. Such options and warrants are excluded due to the Company incurring a net loss for the three months ended March 31, 2005 and due to exercise prices exceeding the average market value of the Company’s common stock in 2004.

4. Significant Clients – For the three month period ended March 31, 2005, one client accounted for $5.0 million or 64% of revenue and another client accounted for $2.2 million or 28% of revenue. For the three month period ended March 31, 2004, one client accounted for $3.0 million or 42% of revenue and another client accounted for $2.3 million or 33% of revenue.

There were no other clients from whom revenue exceeded 10% of total revenue in the three month periods ended March 31, 2005 and 2004, respectively.

5. Comprehensive Income or Loss – Comprehensive income or loss includes all changes in equity (foreign currency translation), except those resulting from investments by owners and distributions to owners.  For the three month periods ended March 31, 2005 and 2004, net income (loss) is the only component of comprehensive income.

6. Legal Proceedings – The Company has become subject to various claims and other legal matters, such as collection matters initiated by the Company, in the course of conducting its business. The Company believes that neither such claims and legal matters nor the cost of prosecuting and/or defending such claims and legal matters will have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows. No material claims are currently pending; however, no assurances can be given that future claims, if any, may not be material.

7. Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2005	2004
	In thousands of dollars
Interest paid	$31	$95
Taxes paid	$8	$92

8. Segment Data – The Company operates in one industry segment, but conducts its business primarily in three geographic areas: North America, Europe and Asia/Pacific. Information regarding these areas follows:

	Three Months Ended March 31
	2005	2004
	In thousands of dollars
Revenue:
North America	$7,901	$6,625
Europe	—	—
Asia/Pacific	7	494
Total revenue	7,908	$7,119

Gross profit (loss):
North America	$3,690	$3,517
Europe	—	9
Asia/Pacific	(20)	(146)
Total gross profit	$3,670	$3,380

	March 31, 2005	December 31, 2004
	In thousands of dollars
Long-lived assets:
North America	$644	$728
Europe	14	19
Asia/Pacific	4	7
Corporate	71	76
	$733	$830

9. Income Taxes – At December 31, 2004, the Company had approximately $9.2 million of state net operating loss (NOL) carryforwards, which expire at various times. The Company also had approximately $3.2 million in foreign NOL carryforwards at December 31, 2004 of which $0.7 million are in Asian subsidiaries and $2.5 million are in European subsidiaries. Due to liquidation proceedings and operating losses in these subsidiaries, the foreign NOLs will be forfeited, and therefore no deferred tax asset has been established for the foreign NOLs. At December 31, 2004 the Company had $11.4 million of United States federal NOL carryforwards, of which $3.3 million is subject to a $0.2 million annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, and expires in 2022. The remaining $8.1 million NOL carryforward was generated in 2004 and is not currently subject to the Section 382 annual limitation and expires in 2024. Due to these NOL carryforwards, the Company estimates its effective tax rate for 2005 to be 3%. For the three months ended March 31, 2005, the Company recorded US state income taxes of $15,000.

Currently, the Company records no net deferred tax assets due to the fact that the Company believes the recovery of its net deferred tax assets is uncertain. The Company’s net deferred tax assets have been offset by a valuation allowance. While a valuation allowance is currently required for the Company’s net deferred tax assets, the United States deferred tax assets remain available for use in the future to offset future income tax liabilities, should sufficient amounts of United States and foreign income be generated in the carryforward periods. Utilization of net operating loss carryforwards generated in 2004 may be limited in the future if changes in the Company’s stock ownership create a change in control as provided in Section 382 of the Internal Revenue Code of 1986, as amended.

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

The majority of transactions in all regions in which the Company operates are denominated using the United States dollar. However, some of the Company’s transactions are in foreign currencies; therefore, the Company is exposed to currency fluctuation risk. See Item 3 “Quantitative and Qualitative Disclosure About Market Risk”.

The following table sets forth the percentages which items in the statement of operations bear to revenue:

	Three Months Ended March 31,
	2005	2004
		(Restated)
Revenue	100.0%	100.0%
Cost of sales	53.6%	52.5%
Gross profit	46.4%	47.5%
Selling, general and administrative	39.5%	45.7%
Sublease losses	7.7%	—
Operating income	(0.8)%	1.8%
Interest expense	(0.6)%	(1.3)%
Income (loss) before income taxes	(1.4)%	0.5%
Income taxes (benefit)	0.2%	(0.2)%
Net income (loss)	(1.6)%	0.7%

Three Month Period Ended March 31, 2005 Compared to Three Month Period Ended March 31, 2004

Revenue – In the first quarter of 2005, revenue increased $0.8 million, or 11%, to $7.9 million from $7.1 million in the first quarter of 2004, primarily as a result of increased revenue from contracts with the United States government.

Fixed fee revenue was $7.9 million, or 100% of revenue in the first quarter of 2005, compared to $7.0 million, or 98% of revenue in the first quarter of 2004.  Incentive revenue was $7,000 or 0% of revenue in the first quarter of 2005, compared to $0.1 million, or 2% of revenue in the first quarter of 2004.  Reimbursements were $0 or 0% of revenue in the first quarter of 2005, compared to $35,000 or 0% of revenue in the first quarter of 2004.

North America region revenue increased $1.3 million, or 20%, to $7.9 million in the first quarter of 2005 from $6.6 million in the first quarter of 2004. Revenue from commercial clients decreased $0.2 million, or 50%, to $0.2 million in the first quarter of 2005, compared to $0.4 million in the first quarter of 2004.  Revenue from United States government contracts increased $1.5 million, or 24%, to $7.7 million in the first quarter of 2005, compared to $6.2 million in the first quarter of 2004.

Asia/Pacific region revenue decreased $0.5 million, or 100%, to $0.0 million in the first quarter of 2005 from $0.5 million in the first quarter of 2004. Although the climate for consulting services in Asia remains difficult, the Company maintains limited sales and marketing activities in the region at a minimal cost to the Company.

Due to the current adverse economic climate in Europe, the Company recorded no revenue in the Europe region during the first quarter of 2005 or 2004.  The Company currently maintains limited administrative staff in Europe and intends to liquidate its remaining European operations in 2005.

Gross Profit – Gross profit margins were 46% of revenue, or $3.7 million in the first quarter of 2005, compared to 48% or $3.4 million in the first quarter of 2004.  The decrease in gross profit margin during the first quarter of 2005 was primarily attributable to additional hiring and training costs of new resultants during the quarter.

Selling, General and Administrative Expenses – Selling, general and administrative expenses decreased $0.1 million to $3.2 million in the first quarter of 2005 from $3.3 million in the first quarter of 2004.  The decrease is primarily due to decreases in legal and accounting costs.

Sublease Losses  – The Company subleases unneeded office space in Detroit, MI and Reston, VA. During the first quarter of 2005, subtenants of both offices ceased paying rent. Agreements were reached with new subtenants at market rates for both spaces.  The Company recorded a non-cash expense and a related liability in the first quarter by estimating the future cash flows to be used in settling the leases, net of estimated sublease income to be received under the new agreements. The result was a $0.6 million charge in the first quarter, and a liability balance of $0.5 million at March 31, 2005. The liability balance will be reduced monthly as cash is received by subtenants and cash is disbursed to the Company’s landlords.

Liquidity and Capital Resources

Cash and cash equivalents increased by $0.2 million in the first quarter of 2005 compared to a $1.0 million decrease in the first quarter of 2004.  The major components of these changes are discussed below:

Cash Flows from Operating Activities – Operating activities used cash of $0.3 million during the first quarter of 2005 compared to $0.7 million of cash used in the first quarter of 2004.  The decrease in cash used by operating activities is primarily due to a decrease in the amount of cash needed to fund trade accounts receivable. Although trade accounts receivable balances increased year over year, this increase was funded through profits, not through the use of cash reserves.

Cash Flows from Investing Activities – Cash flows used in investing activities for upgrades to office equipment totaled $22,000 and $7,000 during the three months ended March 31, 2005 and 2004, respectively.

Cash Flows from Financing Activities – Cash flows provided by financing activities were approximately $0.5 million during the first quarter of 2005, primarily due to $0.3 million of cash received from the exercise of stock warrants and options and $0.5 million in net advances on the Company’s revolving line of credit, offset by $0.3 million of subordinated debt payments made to the Company’s Chairman, General John T. Chain, Jr.  Cash used in financing activities of $0.3 in the first quarter of 2004 was primarily due to term note payments made to the Company’s then senior lender, Comerica Bank.

The Company currently has a stock repurchase plan, which allows the Company to repurchase up to 750,000 shares of the Company’s common stock. The Company has approximately 408,000 shares available to purchase under this plan. The Company has purchased no treasury shares since October of 2001.

Liquidity Plan – As a result of cash generated from operations, the Company reduced its senior debt  $4.5 million in 2003 and $2.4 million in 2004.  During the first quarter of 2005, the Company reduced its subordinated debt $0.3 million and used its line of credit to fund operations as needed. The Company’s ability to reduce debt and generate cash from operations is due primarily to cost saving measures, including staff reductions, downsizing and subleasing facilities and more aggressive collection policies.  Generating cash flow from operations in the future sufficient to make payments on its debts as they become due and to remain in future compliance with restrictive loan covenants will depend on the Company’s future performance and, in particular, its ability to maintain gross margins and control costs.  The Company regularly evaluates its business to enhance its liquidity position. Such evaluation includes appropriate furlough of its unassigned workforce, staff reductions and the downsizing or subleasing of facilities when necessary.

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

The Company believes that the bank debt facility and subordinated notes described in Note 2 above provide adequate liquidity based on the Company’s current growth strategies and cost control measures.  The Company also believes that cash flows provided by operating activities will be sufficient to service debt payments as they become due. In the event that revenue growth exceeds anticipated levels, the Company may be required to seek additional financing.

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe inflation had a material effect on the results of operations during the three month periods ended March 31, 2005 or 2004. However, there can be no assurance the Company’s business will not be affected by inflation in the future.

“Safe Harbor” Statement Under The Private Securities Litigation Reform Act:

Certain information contained in this report constitutes “forward-looking statements.” Forward-looking statements are those that use the words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “will,” “likely,” “should,” “estimate,” “continue,” “future” or the negative thereof, other variations thereon or other comparable expressions. These words indicate future events and trends. Forward-looking statements are the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by the Company. It is advisable not to place undue reliance on the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. The most significant risks are detailed from time to time in the Company’s filings and reports with the Securities and Exchange Commission including this Quarterly Report on Form 10-Q and the following:

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company’s credit agreement provides for borrowings, which bear interest at the prime rate, or LIBOR plus 2.5%, if elected. Since January 1, 1995, the prime rate has fluctuated between 9.5% and 4% and the 1-year LIBOR rate has fluctuated between 7.75% and 1.2%. Based on the volatility of the prime rate in recent years, a five-percentage point increase in interest rates would have resulted in $16,000 of additional interest expense in 2005. The Company had borrowings on its revolving line of credit from time to time during 2005, with $950,000 outstanding at March 31, 2005. Through May 9, 2005, the Company had $0.8 million in borrowings and $1.8 million in repayments on its revolving line of credit. The outstanding balance at May 9, 2005 was $0.

Due to the Company’s foreign operations in Europe and Asia, the Company is exposed to transaction adjustments with respect to foreign currency. The Company’s functional currency is the United States dollar. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. There is no translation adjustment to the separate component of stockholders’ equity or adjustment to comprehensive income. The Company incurred foreign exchange gains of $3,000 and losses $93 for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005, the effect of a 10% increase in foreign exchange rates would have resulted in a $9,000 foreign currency exchange loss on the Company’s non-United States denominated assets and a $10,000 foreign exchange gain on the Company’s non-United States denominated liabilities. As such, the net effect of a 10% increase in the Company’s foreign exchange rates, at March 31, 2005, would have been a $1,000 foreign currency exchange gain. The Company believes that operating under United States dollar functional currency, combined with transacting business in countries with traditionally stable currencies mitigates the effect of any near-term foreign currency transaction adjustments on the Company’s financial position, results of operations and cash flows.

The Company has not engaged in foreign currency hedging transactions nor does the Company have any derivative financial instruments. However, going forward, the Company will assess the need to enter into hedging transactions to limit its risk due to fluctuations in exchange rates.

ITEM 4 - CONTROLS AND PROCEDURES

Based on the evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report, James T. Taylor, the Chief Executive Officer, President, Secretary, Treasurer and Chief Financial Officer, has concluded that, in his judgment, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company, including the Company’s subsidiaries, in the reports it files, or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

THOMAS GROUP, INC.

PART II  OTHER INFORMATION

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Thomas Group, Inc.

Registrant

May 12, 2005	/s/ James T. Taylor
Date	James T. Taylor
Chief Executive Officer, President, Secretary,
Treasurer and Chief Financial Officer