Form 10-Q
period 2005-06-30
THOMAS GROUP INC
filed 2005-08-12
CIK 900017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

As of August 12, 2005 there were 10,655,143 shares of the registrant’s common stock outstanding.

THOMAS GROUP, INC.

ITEM 1—FINANCIAL STATEMENTS

THOMAS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2005	2004
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$106	$143
Trade accounts receivable, net of allowances of $45 and $114 at June 30, 2005 and December 31, 2004, respectively	7,882	5,161
Other current assets	372	415
Total Current Assets	8,360	5,719
Property and equipment, net of accumulated depreciation of $7,726 and $7,575 in 2005 and 2004, respectively	566	694
Other assets	96	136
	$9,022	$6,549
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,289	$936
Accrued wages and benefits	1,567	1,232
Income taxes payable	127	108
Revolving line of credit	—	430
Current maturities of other long-term obligations	5	6
Total Current Liabilities	2,988	2,712
Indebtedness to related parties	—	1,400
Other long-term obligations	310	6
Total Liabilities	3,298	4,118
Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 13,209,019 and 12,241,822 shares issued and 10,655,143 and 9,687,946 shares outstanding at June 30, 2005 and December 31, 2004, respectively	$132	$122
Additional paid-in capital	26,514	26,238
Retained earnings (accumulated deficit)	2,219	(788)
Accumulated other comprehensive loss	(682)	(682)
Treasury stock, 2,553,876 shares at June 30, 2005 and December 31, 2004, respectively, at cost	(22,459)	(22,459)
Total Stockholders’ Equity	5,724	2,431
	$9,022	$6,549

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Consulting revenue before reimbursements	$11,662	$7,702	$19,570	$14,786
Reimbursements	6	47	6	82
Total revenue	11,668	7,749	19,576	14,868
Cost of sales before reimbursable expenses	4,836	3,942	9,074	7,646
Reimbursable expenses	6	47	6	82
Total cost of sales	4,842	3,989	9,080	7,728
Gross profit	6,826	3,760	10,496	7,140
Selling, general and administrative	3,582	3,151	6,708	6,403
Sublease losses	—	—	610	—
Operating income	3,244	609	3,178	737
Other expense, net	(24)	(84)	(70)	(174)
Income before income taxes	3,220	525	3,108	563
Income taxes	86	13	101	1
Net income	$3,134	$512	$3,007	$562
Earnings per common share:
Basic	$0.29	$0.05	$0.29	$0.06
Diluted	$0.29	$0.05	$0.28	$0.05
Weighted average shares:
Basic	10,655	9,656	10,368	9,640
Diluted	10,952	10,575	10,786	10,573

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
Cash Flows From Operating Activities:
Net Income	$3,007	$562
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	153	234
Amortization	9	9
Loss on subleases	510	—
Bad debt recovery	(62)	—
Amortization (cancellation) of stock option grants	(11)	59
Other	183	3
Change in operating assets and liabilities:
Increase in trade accounts receivable	(2,687)	(2,207)
Decrease in unbilled receivables	29	225
(Increase) decrease in other assets	72	(254)
Increase (decrease) in accounts payable and accrued liabilities	504	(69)
Decrease in other liabilities	(203)	—
Increase (decrease) in income taxes payable	23	(101)
Net cash provided by (used in) operating activities	1,527	(1,539)
Cash Flows From Investing Activities:
Proceeds from sale of assets	1	—
Capital expenditures	(34)	(17)
Net cash used in investing activities	(33)	(17)
Cash Flows From Financing Activities:
Issuance of common stock	10	—
Proceeds from exercise of stock options	35	40
Proceeds from exercise of stock warrants	252	—
Repayments of related party indebtedness	(1,400)	—
Repayments of debt and other long-term obligations	(2)	(603)
Net advances (repayments)—line of credit	(430)	400
Net cash used in financing activities	(1,535)	(163)
Effect of exchange rate changes on cash	4	—
Net change in cash	(37)	(1,719)
Cash and cash equivalents
Beginning of period	143	1,924
End of period	$106	$205

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

(a)   Basis of Presentation—The unaudited consolidated financial statements of Thomas Group, Inc. (the “Company”) include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K for the 2004 fiscal year, filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results of operations for the entire year ending December 31, 2005. Certain amounts from prior periods have been reclassified to conform to the 2005 presentation.

(b)   Stock Based Compensation—On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-based Payments”, which addresses the accounting for employee services received in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) was originally scheduled to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 for public entities that do not file as small business issuers. On April 14, 2005, the SEC announced the adoption of a new rule amending the compliance date to the beginning of the first annual reporting period that begins after June 15, 2005 for public entities that do not file as small business issuers. Therefore, SFAS No. 123(R) will be effective for the Company’s next fiscal year beginning January 1, 2006. This statement eliminates the ability to account for employee stock options using the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and instead generally requires such options to be valued using a fair-value based method. The Company currently accounts for its stock-based compensation plans for employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. As of the required effective date, public entities will apply SFAS No. 123(R) using a modified version of the prospective transition method. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The Company is continuing to evaluate the provisions of this statement, the impact on its consolidated financial statements, and the timing and approach to adoption of this statement.

The Company already accounts for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” On January 12, 2004, the Company’s then CEO, John R. Hamann resigned. As part of the separation agreement between the Company and Mr. Hamann, the expiration date of his 329,683 outstanding options was extended to January 12, 2005. Under generally accepted accounting principles, a modification to terms of an option cancels the existing option, and the option is considered a new issuance. In this case, options issued to a non-employee are accounted for under the fair value method as required under EITF 00-18. The Company recorded $0 and $32,917 for the three months ending June 30, 2005 and 2004, respectively,  related to this transaction. The Company recorded $358 and $60,348 for the six month periods ended June 30, 2005 and 2004, respectively. There were no other stock-based compensation grants to non-employees during 2005 or 2004, respectively.

Effective April 8, 2003, the Company entered into two Stock Appreciation Right (SAR) agreements with John R Hamann and James T. Taylor, granting 170,317 and 99,351 SARs, respectively, at an exercise price of $0.42 per right. The SARs were exercisable immediately upon grant and entitled Messrs. Hamann and Taylor to a cash payment equal to the fair market value, as defined in the agreement, of a share of the Company’s common stock in excess of $0.42 per share. The Company recorded expenses related to SARs of $106,000 and $153,000 for the three and six month periods ended June 30, 2005; and income of $35,000 and expense of $40,000 for the three and six month periods ended June 30, 2004. Mr. Hamann exercised his SARs in full during 2004, and at June 30, 2005, Mr. Taylor’s 99,351 SARs remain outstanding.

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

	Six Months Ended
	June 30,
	2005	2004
Dividend yield	0%	0%
Expected volatility	55%	65%
Risk free interest rate	4%	3%
Expected life (years)	5	5

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income and income per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	In thousands except per share data
Net income as reported	$3,134	$512	$3,007	$562
Deduct: Stock-based compensation adjusted for stock option cancellations	(4)	(2)	(12)	(2)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(17)	(26)	(40)	(85)
Adjusted net income	$3,113	$484	$2,955	$475
Income per share
As reported
Basic	$.29	$.05	$.29	$.06
Diluted	$.29	$.05	$.28	$.05
As adjusted
Basic	$.29	$.05	$.29	$.05
Diluted	$.28	$.05	$.27	$.05

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

2. Financing Agreements

(a)   Senior Credit Facility—On August 16, 2004, the Company agreed to a $5.5 million revolving line of credit with Bank of America, N.A., replacing Comerica bank as the Company’s senior lender. A copy of this loan agreement was filed on August 20, 2004 as Exhibit 99.1 to Form 8-K. All inventory, chattel paper, accounts, equipment and general intangibles of the Company secure the credit facility. The line of credit is subject to a borrowing base calculated as a percentage of the Company’s eligible United States trade accounts receivable less than 90 days old. The credit facility matures August 21, 2006, and bears interest at the prime rate, or LIBOR plus 2.5%, if elected, to be paid monthly. The unused portion of the line of credit bears interest at an annual rate of 0.375%, paid quarterly. The credit agreement contains financial and non-financial covenants, which if breached, could result in acceleration of amounts owed under the credit facility and the senior lender would be able to foreclose on the Company’s assets. The financial covenants were amended on June 8, 2005, in conjunction with an amendment to release a prohibition against the repayment of subordinated debt. The amended covenants are tested quarterly and require the Company to maintain a debt service coverage ratio of at least 1.25 to 1, maintain a funded debt to EBITDA ratio of 2.5 to 1, maintain a minimum rolling 12 month EBITDA of $1.7 million, and to restrict annual capital expenditures to $0.5 million or less. The Company utilized the credit line with Bank of America, N.A. to meet working capital requirements during 2005 and 2004. Prior to August 16, 2004, the Company utilized a credit facility with its former senior lender, Comerica Bank. At June 30, 2005, no amounts were outstanding under the line of credit, and the Company was in compliance with all of its debt covenants.

(b)   Subordinated Financing—In 2002, the Company issued two promissory notes totaling $1.4 million to its current Chairman of the Board, General John T. Chain, Jr. The notes were subordinated to the Company’s senior lender and matured in 2006, and at December 31, 2004, $1.4 million remained outstanding. On February 7, 2005, the Company signed an amendment to its credit facility with Bank of America, N.A. allowing, but not requiring, the Company to make regularly scheduled principal payments of $0.1 million each month against General Chain’s subordinated debt provided that the Company was not in default on any agreement with Bank of America, N.A. The Company made five payments of $0.1 million each, reducing the subordinated debt balance to $0.9 million. On June 8, 2005, the Company signed an amendment to the credit facility superceding the February 7, 2005 amendment and releasing the prohibition against repayment of subordinated debt. On June 9, 2005, the Company repaid the remaining $0.9 million balance, including unpaid interest, of its then outstanding subordinated debt.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	In thousands, except per share data
Numerator:
Net income	$3,134	$512	$3,007	$562
Denominator:
Weighted Average Shares Outstanding:
Basic	10,655	9,656	10,368	9,640
Effect of dilutive securities:
Common stock options and warrants	297	919	418	933
Diluted	10,952	10,575	10,786	10,573
Income per share:
Basic	$.29	$.05	$.29	$.06
Diluted	$.29	$.05	$.28	$.05

Stock options and warrants outstanding at June 30, 2005 and 2004 that are not included in the diluted earnings per share computation, due to the antidilutive effects, are approximately 592,000 and 1,406,000, respectively. Such options and warrants are excluded due to exercise prices exceeding the average market value of the Company’s common stock.

4. Significant Clients—The Company recorded revenue from one client of $7.9 million and $12.9 million, or 68% and 66% of revenue, for the three and six month periods ended June 30, 2005, respectively. Revenue from the same client totaled $3.8 million and $6.8 million, or 50% and 46% of revenue, for the three and six month periods ended June 30, 2004, respectively.

The Company recorded revenue from a second client of $3.4 million and $5.6 million, or 29% and 28% of revenue, for the three and six month periods ended June 30, 2005, respectively. Revenue from the same client totaled $2.1 million and $4.7 million, or 28% and 32% of revenue, for the three and six month periods ended June 30, 2004, respectively.

There were no other clients from whom revenue exceeded 10% of total revenue in the three and six month periods ended June 30, 2005 and 2004, respectively.

5. Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company encounters a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. Accounts receivable from the Company’s largest customer totaled $5.5 million and $3.2 million, or 69% and 61% of accounts receivable at June 30, 2005 and December 31, 2004, respectively. Accounts receivable from another client total $2.0 million and $1.2 million, or 25% and 23% of accounts receivable at June 30, 2005 and December 31, 2004, respectively.

6. Comprehensive Income or Loss—Comprehensive income or loss includes all changes in equity (foreign currency translation), except those resulting from investments by owners and distributions to owners. For the three and six month periods ended June 30, 2005 and 2004, net income is the only component of comprehensive income.

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

8. Supplemental Disclosure of Cash Flow Information

	Six Months Ended
	June 30,
	2005	2004
	In thousands of dollars
Interest paid	$131	$214
Taxes paid	$78	$138

9. Segment Data—The Company operates in one industry segment, but conducts its business primarily in three geographic areas: North America, Europe and Asia/Pacific. Information regarding these areas follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	In thousands of dollars
Revenue:
North America	$11,647	$7,379	$19,547	$14,004
Europe	—	10	—	10
Asia/Pacific	21	360	29	854
Total revenue	$11,668	$7,749	$19,576	$14,868
Gross profit:
North America	$6,805	$4,036	$10,495	$7,553
Europe	—	2	—	11
Asia/Pacific	21	(278)	1	(424)
Total gross profit	$6,826	$3,760	$10,496	$7,140

	June 30,	December 31,
	2005	2004
	In thousands of dollars
Long-lived assets:
North America	$593	$728
Europe	—	19
Asia/Pacific	3	7
Corporate	66	76
	$662	$830

10. Income Taxes—At December 31, 2004, the Company had approximately $9.2 million of state net operating loss (NOL) carryforwards, which expire at various times. The Company also had approximately $3.2 million in foreign NOL carryforwards at December 31, 2004 of which $0.7 million are in Asian subsidiaries and $2.5 million are in European subsidiaries. Due to liquidation proceedings and operating losses in these subsidiaries, the foreign NOLs will likely be forfeited, and therefore no deferred tax asset has been established for the foreign NOLs. At December 31, 2004 the Company had $11.4 million of United States Federal NOL carryforwards, of which $3.3 million is subject to a $0.2 million annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, and expires in 2022. The remaining $8.1 million NOL carryforward was generated in 2004 and is not currently subject to the Section 382 annual limitation and expires in 2024. Due to these NOL carryforwards, the Company estimates its effective tax rate for 2005 to be approximately 3%. For the three and six month periods ended June 30, 2005, the Company recorded income tax expense of $86,000 and $101,000, respectively. The Company recorded income tax expense of $13,000 and $1,000 for the three and six month periods ended June 30, 2004, respectively.

Currently, the Company records no net deferred tax assets because the Company believes the recovery of its net deferred tax assets is uncertain. The Company’s net deferred tax assets have been offset by a valuation allowance. While a valuation allowance is currently required for the Company’s net deferred tax assets, the United States deferred tax assets remain available for use in the future to offset future income tax liabilities, should sufficient amounts of United States and foreign income be generated in the carryforward periods. Utilization of net operating loss carryforwards generated in 2004 may be limited in the future if changes in the Company’s stock ownership create a change in control as provided in Section 382 of the Internal Revenue Code of 1986, as amended.

11. Exit Activities—In the second quarter of 2005, management of the Company committed to an exit plan related to its wholly-owned subsidiary in Switzerland. This action was taken in response to declining revenue and cash flows from the operations of this subsidiary during 2004 and 2005. All existing revenue contracts of this subsidiary were completed in the second quarter of 2004, and the subsidiary had no significant assets or operations. Selling efforts during 2004 and the first quarter of 2005 were unsuccessful, and as a result, management decided to liquidate the Swiss subsidiary. The exit plan will result in the incurrence of costs having no future economic benefit; however, the costs are not material and the activities to be discontinued in Switzerland are not significant to the Company’s revenue or operating results. Approximately $178,000 was accrued for costs expected to be incurred during the last half of 2005 and was classified as a current liability at June 30, 2005, based on the expected completion date of the liquidation, and included in selling, general and administrative expenses for the second quarter of 2005. The accrual is comprised of $108,000 in compensation and benefits, $9,000 in losses on disposal of assets, $34,000 in legal and accounting costs and $27,000 in other administrative costs.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following table sets forth the percentages which items in the statement of operations bear to revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	41.5%	51.5%	46.4%	52.0%
Gross profit	58.5%	48.5%	53.6%	48.0%
Selling, general and administrative	30.7%	40.6%	37.1%	43.0%
Sublease losses	―	―	0.3%	―
Operating income	27.8%	7.9%	16.2%	5.0%
Interest expense	(0.2)%	(1.1)%	(0.3)%	(1.2)%
Income before income taxes	27.6%	6.8%	15.9%	3.8%
Income taxes	0.7%	0.2%	0.5%	0.0%
Net income	26.9%	6.6%	15.4%	3.8%

Three Month Period Ended June 30, 2005 Compared to Three Month Period Ended June 30, 2004

Revenue—In the second quarter of 2005, revenue increased $4.0 million, or 52%, to $11.7 million from $7.7 million in the second quarter of 2004.

Fixed fee revenue was $11.6 million, or 99% of revenue in the second quarter of 2005, compared to $7.6 million, or 99% of revenue in the second quarter of 2004. Incentive revenue was $62,000 or 1% of revenue in the second quarter of 2005, compared to $0.1 million, or 1% of revenue in the second quarter of 2004. Reimbursements were $6,000 or 0% of revenue in the second quarter of 2005, compared to $47,000 or 0% of revenue in the second quarter of 2004.

North America region revenue increased $4.3 million, or 58% to $11.7 million in the second quarter of 2005 from $7.4 million in the second quarter of 2004. Revenue from commercial clients decreased $0.3 million, or 57%, to $0.4 million from $0.7 million in the second quarter of 2004. Revenue from United States government contracts increased $4.6 million, or 69%, to $11.3 million in the second quarter of 2005 from $6.7 million in the second quarter of 2004.

Asia/Pacific region revenue decreased $399,000, or 94%, to $21,000 in the second quarter of 2005 from $360,000 in the second quarter of 2004. Although the climate for consulting services in Asia remains difficult, the Company maintains limited sales and marketing activities in the region at a minimal cost to the Company.

Due to the current adverse economic climate in Europe, the Company recorded no revenue in the Europe region during the second quarter of 2005, compared to $10,000 in the second quarter of 2004. The Company currently maintains limited administrative staff in Europe and intends to liquidate its remaining European operations in 2005.

Gross Profit—Gross profit margins were 59% of revenue, or $6.8 million in the second quarter of 2005, compared to 49% or $3.8 million in the second quarter of 2004. The increase in gross profit margin is primarily attributable to a contract expansion related to services performed for a significant client primarily in the first quarter of 2005. This additional revenue was recorded after the final terms of the contract expansion were negotiated with this significant client in the second quarter of 2005. This expansion increased the total value of the project and services provided during the first half of the year. The cost of these services was largely recognized in the first quarter; therefore, second quarter gross profit margins are postively impacted by the additional revenue with only nominal cost.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $0.4 million to $3.6 million in the second quarter of 2005 from $3.2 million in the second quarter of 2004. The increase is primarily related to $0.2 million in severance costs, $0.2 million related to exit costs for the Company’s subsidiary in Switzerland (see Note 11) and $0.2 million in selling cost, offset by a $0.2 million reduction in costs related to service providers.

Six Month Period Ended June 30, 2005 Compared to Six Month Period Ended June 30, 2004

Revenue—In the first half of 2005, revenue increased $4.7 million, or 32%, to $19.6 million from $14.9 million in the first half of 2004.

Fixed fee revenue increased $4.9 million, or 34%, to $19.5 million, or 99% of revenue in the first half of 2005, compared to $14.6 million, or 98% of revenue in the first half of 2004. Incentive revenue was $70,000 or 1% of revenue in the first half of 2005, compared to $0.2 million, or 1% of revenue in the first half of 2004. Reimbursements were $6,000 or 0% of revenue in the first half of 2005, compared to $82,000 or 1% of revenue in the first half of 2004.

North America region revenue increased $5.6 million, or 40%, to $19.6 million in the first half of 2005 from $14.0 million in the first half of 2004. Revenue from commercial clients decreased $0.5 million, or 45%, to $0.6 million in the first half of 2005 from $1.1 million in the first half of 2004. Revenue from United States government contracts increased $6.1 million, or 47%, to $19.0 million in the first half of 2005, compared to $12.9 million in the first half of 2004.

Asia/Pacific region revenue decreased $833,000, or 98%, to $29,000 in the first half of 2005 from $854,000 in the first half of 2004. Although the climate for consulting services in Asia remains difficult, the Company maintains limited sales and marketing activities in the region at a minimal cost to the Company.

Due to the current adverse economic climate in Europe, the Company recorded no revenue in the Europe region during the first half of 2005, compared to $10,000 in the first half of 2004. The Company currently maintains limited administrative staff in Europe and intends to liquidate its remaining European operations in 2005.

Gross Profit—Gross profit margins were 54% of revenue, or $10.5 million in the first half of 2005, compared to 48% or $7.1 million in the first half of 2004. The increase is primarily attributable to increased revenue, full utilization of the Company’s direct labor, and strict control over travel, telecommunications, and other costs directly related to service delivery.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $0.3 million to $6.7 million in the first half of 2005 from $6.4 million in the first half of 2004. The increase is primarily related to $0.2 million in severance costs, $0.2 million related to exit costs for the Company’s subsidiary in Switzerland (see Note 11) and $0.2 million in selling cost, offset by a $0.3 million reduction in costs related to service providers.

Sublease Losses—The Company subleases unneeded office space in Detroit, MI and Reston, VA. During the first quarter of 2005, subtenants of both offices ceased paying rent. Agreements were reached with new subtenants at market rates for both spaces. The Company recorded a $0.6 million non-cash expense and a related liability in the first quarter of 2005 by estimating the future cash flows to be used in settling the leases, net of estimated sublease income to be received under the new agreements. The liability balance is reduced monthly as cash is received by subtenants and cash is disbursed to the Company’s landlords. The remaining balance at June 30, 2005 was $0.4 million, and based on the expected time of payment, $0.2 million was classified as a current liability and $0.2 million was classified as a long-term liability.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $37,000 in the first half of 2005 compared to a $1.7 million decrease in the first half of 2004. The major components of these changes are discussed below:

Cash Flows from Operating Activities—Operating activities provided $1.5 million of cash during the first half of 2005 versus cash used of $1.5 million in the first half of 2004. The increase is primarily attributable to 2005 profits in excess of 2004 profits.

Cash Flows from Investing Activities—Cash flows used in investing activities, primarily for upgrades to office and computer equipment, totaled $33,000 during the first half of 2005, and $17,000 during the first half of 2004.

Cash Flows from Financing Activities—Cash flows used in financing activities were approximately $1.5 million during the first half 2005, primarily due to the repayment of $1.4 million in subordinated debt and $0.4 million of repayments on the revolving line of credit, partially offset by $0.3 million of cash received from the exercise of stock warrants and options. Cash used in financing activities of $0.2 million in the first half of 2004 was primarily due to term note payments of $0.6 million made to the Company’s then senior lender, Comerica Bank, offset by net borrowings of $0.4 million under the Company’s revolving line of credit.

The Company currently has a stock repurchase plan, which allows the Company to repurchase up to 750,000 shares of the Company’s common stock. The Company has approximately 408,000 shares available to purchase under this plan. The Company has not purchased treasury shares since October of 2001.

Liquidity Plan—As a result of net cash provided by operations, the Company reduced its senior debt  $4.5 million in 2003 and $2.4 million in 2004. During the first half of 2005, the Company repaid its $1.4 million subordinated debt in full and used its line of credit to fund operations as needed. The Company’s ability to reduce debt and generate cash from operations is due primarily to revenue increases, cost saving measures such as downsizing and subleasing facilities, and more aggressive collection policies. The Company’s ability to maintain gross margins, control costs and generate cash flow from operations in the future will determine its ability to make payments on debts as they become due and to remain in future compliance with debt covenants. The Company regularly evaluates its business to enhance its liquidity position.

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

The Company believes that the bank debt facility described in Note 2 above provides adequate liquidity based on the Company’s current growth strategies and cost control measures. The Company also believes that cash flows provided by operating activities will be sufficient to service debt payments as they become due. In the event that revenue growth exceeds anticipated levels, the Company may be required to seek additional financing.

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe inflation had a material effect on the results of operations during the three and six month periods ended June 30, 2005 or 2004. However, there can be no assurance the Company’s business will not be affected by inflation in the future.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company’s credit agreement provides for borrowings, which bear interest at the prime rate, or LIBOR plus 2.5%, if elected. Since January 1, 1995, the prime rate has fluctuated between 9.5% and 4.0% and the 1-year LIBOR rate has fluctuated between 7.75% and 1.2%. Based on the volatility of the prime rate in recent years, a five-percentage point increase in interest rates would have resulted in $26,000 of additional interest expense in 2005. Through August 12, 2005, the Company had $5.2 million in borrowings and $5.6 million in repayments on its revolving line of credit, and on August 12, 2005 no borrowings were outstanding.

Due to the Company’s foreign operations in Europe and Asia, the Company is exposed to transaction adjustments with respect to foreign currency. The Company’s functional currency is the United States dollar. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. There is no translation adjustment to the separate component of stockholders’ equity or adjustment to comprehensive income. The Company incurred foreign exchange losses of $6,000 and $3,000 for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005, the effect of a 10% increase in foreign exchange rates would have resulted in a $5,000 foreign currency exchange loss on the Company’s non-United States denominated assets and a $8,000 foreign exchange gain on the Company’s non-United States denominated liabilities. As such, the net effect of a 10% increase in the Company’s foreign exchange rates, at June 30, 2005, would have been a $3,000 foreign currency exchange gain. The Company believes that operating under United States dollar functional currency, combined with transacting business in countries with traditionally stable currencies mitigates the effect of any near-term foreign currency transaction adjustments on the Company’s financial position, results of operations and cash flows.

The Company has not engaged in foreign currency hedging transactions nor does the Company have any derivative financial instruments. However, going forward, the Company will assess the need to enter into hedging transactions to limit its risk due to fluctuations in exchange rates.

ITEM 4—CONTROLS AND PROCEDURES

Based on the evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, James T. Taylor, the President, Chief Executive Officer and Secretary and David English, Vice President, Chief Financial Officer and Treasurer, have concluded that, in their judgment, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company, including the Company’s subsidiaries, in the reports it files, or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

THOMAS GROUP, INC.

PART II—OTHER INFORMATION

Item 4—Submission of Matters to a Vote of Security Holders

(a)   The Company’s Annual Meeting of Stockholders was held on June 29, 2005.

(b), (c)   Eight directors were elected at the 2005 Annual Meeting for a one year term of office expiring at the 2006 Annual Meeting of Stockholders or until their successors are duly elected and qualified. No other matters were voted on at the annual meeting. The number of shares that were voted for and that were withheld from, each of the director nominees was as follows:

Director Nominee	For	Withheld
John T. Chain, Jr.	9,450,827	64,796
Edward P. Evans	9,487,678	27,945
Richard A. Freytag	9,453,950	61,673
Dorsey R. Gardner	9,482,418	33,205
Charles M. Harper	9,484,018	31,605
Jimmy C. Houlditch	9,439,747	75,876
David B. Mathis	9,453,450	62,173
James T. Taylor	9,487,678	27,945

Item 5—Other Information

None

Item 6—Exhibits

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

THOMAS GROUP, INC.
Registrant
August 12, 2005	/s/ JAMES T. TAYLOR
Date	James T. Taylor
President and Chief Executive Officer
/s/ DAVID ENGLISH
David English
Vice-President and Chief Financial Officer