Form 10-Q
period 2005-09-30
THOMAS GROUP INC
filed 2005-11-10
CIK 900017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of November 10, 2005 there were 10,655,143 shares of the registrant’s common stock outstanding.

THOMAS GROUP, INC.

Page No.
PART I—FINANCIAL INFORMATION
Item 1—Financial Statements (unaudited)
Consolidated Balance Sheets at September 30, 2005 and December 31, 2004	3
Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2005 and 2004	4
Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2005 and 2004	5
Notes to Consolidated Financial Statements	6
Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12
Item 3—Quantitative and Qualitative Disclosures About Market Risk	16
Item 4—Controls and Procedures	17
PART II—OTHER INFORMATION
Item 6—Exhibits	18
Signatures	19

ITEM 1—FINANCIAL STATEMENTS

THOMAS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2005	December 31, 2004
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$2,515	$143
Trade accounts receivable, net of allowances of $137 and $114 at September 30, 2005 and December 31, 2004, respectively	7,531	5,161
Other current assets	376	415
Total Current Assets	10,422	5,719
Property and equipment, net of accumulated depreciation of $7,791 and $7,575 in 2005 and 2004, respectively	545	694
Other assets	91	136
	$11,058	$6,549
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,045	$936
Accrued wages and benefits	2,342	1,232
Income taxes payable	195	108
Revolving line of credit	—	430
Current maturities of other long-term obligations	6	6
Total Current Liabilities	3,588	2,712
Indebtedness to related parties	—	1,400
Other long-term obligations	333	6
Total Liabilities	3,921	4,118
Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 13,209,019 and 12,241,822 shares issued and 10,655,143 and 9,687,946 shares outstanding at September 30, 2005 and December 31, 2004, respectively	$132	$122
Additional paid-in capital	26,401	26,238
Retained earnings (accumulated deficit)	3,745	(788)
Accumulated other comprehensive loss	(682)	(682)
Treasury stock, 2,553,876 shares at September 30, 2005 and December 31, 2004, respectively, at cost	(22,459)	(22,459)
Total Stockholders’ Equity	7,137	2,431
	$11,058	$6,549

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Consulting revenue before reimbursements	$11,763	$7,277	$31,333	$22,063
Reimbursements	23	9	29	91
Total revenue	11,786	7,286	31,362	22,154
Cost of sales before reimbursable expenses	5,210	3,684	14,284	11,330
Reimbursable expenses	23	9	29	91
Total cost of sales	5,233	3,693	14,313	11,421
Gross profit	6,553	3,593	17,049	10,733
Selling, general and administrative	3,822	3,250	10,530	9,653
Sublease losses	—	—	610	—
Operating income	2,731	343	5,909	1,080
Other income (expense), net	21	(65)	(49)	(239)
Income before income taxes	2,752	278	5,860	841
Income taxes	89	15	190	16
Net income	$2,663	$263	$5,670	$825
Earnings per common share:
Basic	$0.25	$0.03	$0.54	$0.09
Diluted	$0.25	$0.02	$0.53	$0.08
Weighted average shares:
Basic	10,655	9,665	10,465	9,648
Diluted	10,784	10,529	10,649	10,559

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
Cash Flows From Operating Activities:
Net Income	$5,670	$825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	217	351
Amortization	14	14
Loss on subleases	510	—
Bad debt	30	—
Amortization (cancellation) of stock option grants	(11)	100
Other	167	(28)
Change in operating assets and liabilities:
Increase in trade accounts receivable	(2,389)	(1,787)
(Increase) decrease in unbilled receivables	(10)	295
(Increase) decrease in other assets	67	(198)
Increase in accounts payable and accrued liabilities	1,145	535
Decrease in other liabilities	(267)	—
Increase (decrease) in income taxes payable	86	(57)
Net cash provided by operating activities	5,229	50
Cash Flows From Investing Activities:
Proceeds from sale of assets	1	—
Capital expenditures	(76)	(24)
Net cash used in investing activities	(75)	(24)
Cash Flows From Financing Activities:
Issuance of common stock	10	1
Proceeds from exercise of stock options	35	51
Proceeds from exercise of stock warrants	252	—
Repurchase of stock warrants	(1,250)	—
Cash overdraft	—	45
Repayments of related party indebtedness	(1,400)	—
Repayments of debt and other long-term obligations	(3)	(2,805)
Net advances (repayments)—line of credit	(430)	758
Net cash used in financing activities	(2,786)	(1,950)
Effect of exchange rate changes on cash	4	—
Net change in cash	2,372	(1,924)
Cash and cash equivalents
Beginning of period	143	1,924
End of period	$2,515	$—

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

(a)   Basis of Presentation—The unaudited consolidated financial statements of Thomas Group, Inc. (the “Company”) include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K for the 2004 fiscal year, filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results of operations for the entire year ending December 31, 2005. Certain amounts from prior periods have been reclassified to conform to the 2005 presentation.

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

The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). On January 12, 2004, the Company’s then CEO, John R. Hamann resigned. As part of the separation agreement between the Company and Mr. Hamann, the expiration date of his 329,683 outstanding options was extended to January 12, 2005. Under generally accepted accounting principles, a modification to terms of an option cancels the existing option, and the option is considered a new issuance. In this case, options issued to a non-employee are accounted for under the fair value method as required under EITF 00-18. The Company recorded $0 and $41,853 for the three months ending September 30, 2005 and 2004, respectively,  related to this transaction. The Company recorded $358 and $102,202 for the nine month periods ended September 30, 2005 and 2004, respectively. There were no other stock-based compensation grants to non-employees during 2005 or 2004, respectively.

Effective April 8, 2003, the Company entered into two Stock Appreciation Right (SAR) agreements with John R. Hamann and James T. Taylor, granting 170,317 and 99,351 SARs, respectively, at an exercise price of $0.42 per right. The SARs were exercisable immediately upon grant and entitled Messrs. Hamann and Taylor to a cash payment equal to the fair market value, as defined in the agreement, of a share of the Company’s common stock in excess of $0.42 per share. The Company recorded expenses related to SARs of $235,000 and $388,000 for the three and nine month periods ended September 30, 2005 and expenses of $11,000 and $52,000 for the three and nine month periods ended September 30, 2004. Mr. Hamann exercised his SARs in full during 2004, and at September 30, 2005, Mr. Taylor’s 99,351 SARs remain outstanding.

The Company adopted the disclosure provisions of SFAS No. 123. This statement requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company’s stock options had been determined in accordance with the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2005 and 2004.

	Nine months Ended September 30,
	2005	2004
Dividend yield	0%	0%
Expected volatility	107%	65%
Risk free interest rate	4%	3%
Expected life (years)	5	5

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income and income per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
	In thousands except per share data
Net income as reported	$2,663	$263	$5,670	$825
Deduct: Stock-based compensation adjusted for stock option cancellations	—	—	(12)	(2)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(17)	(37)	(56)	(64)
Adjusted net income	$2,646	$226	$5,602	$759
Income per share
As reported
Basic	$.25	$.03	$.54	$.09
Diluted	$.25	$.02	$.53	$.08
As adjusted
Basic	$.25	$.02	$.54	$.08
Diluted	$.25	$.02	$.53	$.07

(d)   Warrant Repurchase and Exercises and Option Exercises

On September 27, 2005, the Company repurchased a warrant issued to Comerica Bank-Texas, the Company’s former senior lender, for $1.25 million in cash. The warrant was issued to Comerica Bank on November 26, 2002 in conjunction with an amendment to the Company’s credit agreement and gave Comerica Bank the right to purchase 397,443 shares of common stock at $0.30 per share, expiring November 26, 2007.

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

2. Financing Agreements

(a)   Senior Credit Facility—On August 16, 2004, the Company agreed to a $5.5 million revolving line of credit with Bank of America, N.A., replacing Comerica bank as the Company’s senior lender. A copy of this loan agreement was filed on August 20, 2004 as Exhibit 99.1 to Form 8-K. All inventory, chattel paper, accounts, equipment and general intangibles of the Company secure the credit facility. The line of credit is subject to a borrowing base calculated as a percentage of the Company’s eligible United States trade accounts receivable less than 90 days old. The credit facility matures August 21, 2006, and bears interest at the prime rate, or LIBOR plus 2.5%, if elected, to be paid monthly. The unused portion of the line of credit bears interest at an annual rate of 0.375%, paid quarterly. The credit agreement contains financial and non-financial covenants, which if breached, could result in acceleration of amounts owed under the credit facility and the senior lender would be able to foreclose on the Company’s assets. The financial covenants were amended on June 8, 2005, in conjunction with an amendment to release a prohibition against the repayment of subordinated debt. The amended covenants are tested quarterly and require the Company to maintain a debt service coverage ratio of at least 1.25 to 1, maintain a funded debt to EBITDA ratio of 2.5 to 1, maintain a minimum rolling 12 month EBITDA of $1.7 million, and restrict annual capital expenditures to $0.5 million or less. The Company utilized the credit line with Bank of America, N.A. to meet working capital requirements during 2005 and 2004. Prior to August 16, 2004, the Company utilized a credit facility with its former senior lender, Comerica Bank. At September 30, 2005, no amounts were outstanding under the line of credit, and the Company was in compliance with all of its debt covenants.

(b)   Subordinated Financing—In 2002, the Company issued two promissory notes totaling $1.4 million to its current Chairman of the Board, General John T. Chain, Jr. The notes were subordinated to the Company’s senior lender and matured in 2006, and at December 31, 2004, $1.4 million remained outstanding. On February 7, 2005, the Company signed an amendment to its credit facility with Bank of America, N.A. allowing, but not requiring, the Company to make regularly scheduled principal payments of $0.1 million each month against General Chain’s subordinated debt provided that the Company was not in default on any agreement with Bank of America, N.A. The Company made five payments of $0.1 million each, reducing the subordinated debt balance to $0.9 million. On June 8, 2005, the Company signed an amendment to the credit facility releasing the prohibition against repayment of subordinated debt. On June 9, 2005, the Company repaid the remaining $0.9 million balance, including unpaid interest, of its then outstanding subordinated debt.

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
	In thousands, except per share data
Numerator:
Net income	$2,663	$263	$5,670	$825
Denominator:
Weighted Average Shares Outstanding:
Basic	10,655	9,665	10,465	9,648
Effect of dilutive securities:
Common stock options and warrants	129	864	184	911
Diluted	10,784	10,529	10,649	10,559
Income per share:
Basic	$.25	$.03	$.54	$.09
Diluted	$.25	$.02	$.53	$.08

Stock options and warrants outstanding that are not included in the diluted earnings per share computation, due to the anti-dilutive effects, were approximately 501,000 and 507,000 for the three and nine month periods ended September 30, 2005, and approximately 863,000 and 825,000 for the three and nine month periods ended September 30, 2004, respectively. Such options and warrants are excluded due to exercise prices exceeding the average market value of the Company’s common stock.

4. Significant Clients—The Company recorded revenue from one client of $7.3 million and $20.2 million, or 62% and 65% of revenue, for the three and nine month periods ended September 30, 2005, respectively. Revenue from the same client totaled $3.4 million and $10.3 million, or 47% and 46% of revenue, for the three and nine month periods ended September 30, 2004, respectively.

The Company recorded revenue from a second client of $3.9 million and $9.5 million, or 34% and 30% of revenue, for the three and nine month periods ended September 30, 2005, respectively. Revenue from the same client totaled $2.4 million and $7.2 million, or 33% and 32% of revenue, for the three and nine month periods ended September 30, 2004, respectively.

There were no other clients from whom revenue exceeded 10% of total revenue in the three and nine month periods ended September 30, 2005 and 2004, respectively.

5. Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company encounters a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. Accounts receivable from the Company’s largest customer, CACI, INC.—FEDERAL (formerly known as CACI AB, Inc. and previously Action Burnell, Inc.), a wholly-owned subsidiary of CACI International Inc. (www.caci.com), totaled $5.0 million and $3.2 million, or 66% and 61%, of accounts receivable at September 30, 2005 and December 31, 2004, respectively. Accounts receivable from another client, the United States Navy, totaled $2.4 million and $1.2 million, or 32% and 23%, of accounts receivable at September 30, 2005 and December 31, 2004, respectively.

6. Comprehensive Income or Loss—Comprehensive income or loss includes all changes in equity (foreign currency translation), except those resulting from investments by owners and distributions to owners. For the three and nine month periods ended September 30, 2005 and 2004, net income is the only component of comprehensive income.

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

8. Supplemental Disclosure of Cash Flow Information

	Nine months Ended September 30,
	2005	2004
	In thousands of dollars
Interest paid	$138	$239
Taxes paid	$99	$159

9. Segment Data—The Company operates in one industry segment, but conducts its business primarily in three geographic areas: North America, Europe and Asia/Pacific. Information regarding these areas follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
	In thousands of dollars
Revenue:
North America	$11,786	$7,084	$31,333	$21,088
Europe	—	—	—	10
Asia/Pacific	—	202	29	1,056
Total revenue	$11,786	$7,286	$31,362	$22,154
Gross profit(loss):
North America	$6,553	$3,775	$17,048	$11,329
Europe	—	—	—	11
Asia/Pacific	—	(182)	1	(607)
Total gross profit	$6,553	$3,593	$17,049	$10,733

	September 30, 2005	December 31, 2004
	In thousands of dollars
Long-lived assets:
North America	$574	$728
Europe	—	19
Asia/Pacific	1	7
Corporate	61	76
	$636	$830

10. Income Taxes—At December 31, 2004, the Company had approximately $9.2 million of state net operating loss (NOL) carryforwards, which expire at various times. The Company also had approximately $3.2 million in foreign NOL carryforwards at December 31, 2004 of which $0.7 million were in Asian subsidiaries and $2.5 million were in European subsidiaries. Due to liquidation proceedings and operating losses in these subsidiaries, the foreign NOLs will likely be forfeited, and therefore no deferred tax asset has been established for the foreign NOLs. At December 31, 2004 the Company had $11.4 million of United States Federal NOL carryforwards, of which $3.3 million is subject to a $0.2 million annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, and expires in 2022. The remaining $8.1 million NOL carryforward was generated in 2004 and is not currently subject to the Section 382 annual limitation and expires in 2024. Due to these NOL carryforwards, the Company estimates its effective tax rate for 2005 to be approximately 3%. For the three and nine month periods ended September 30, 2005, the Company recorded income tax expense of $89,000 and $190,000, respectively. The Company recorded income tax expense of $15,000 and $16,000 for the three and nine month periods ended September 30, 2004, respectively.

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

11. Exit Activities—In the second quarter of 2005, management of the Company committed to an exit plan related to its wholly owned subsidiary in Switzerland. This action was taken in response to declining revenue and cash flows from the operations of this subsidiary during 2004 and 2005. All existing revenue contracts of this subsidiary were completed in the second quarter of 2004, and the subsidiary had no significant assets or operations. Selling efforts during 2004 and the first quarter of 2005 were unsuccessful, and as a result, management decided to liquidate the Swiss subsidiary. The exit plan will result in the incurrence of costs having no future economic benefit; however, the costs are not material and the activities to be discontinued in Switzerland are not significant to the Company’s revenue or operating results. Approximately $178,000 was accrued for costs expected to be incurred during the last half of 2005 and was classified as a current liability at June 30, 2005, based on the expected completion date of the liquidation, and included in selling, general and administrative expenses for the second quarter of 2005. The accrual is comprised of $108,000 in compensation and benefits, $9,000 in losses on disposal of assets, $34,000 in legal and accounting costs and $27,000 in other administrative costs. For the three months ended September 30, 2005, approximately $90,000 in cash was paid related to exit activities and at September 30, 2005 there was approximately $81,000 in accrued compensation, legal, and other administrative costs remaining classified as a current liability based on the expected completion date of the liquidation.

12. Accumulated Other Comprehensive Loss—At September 30, 2005 the accumulation of prior years’ foreign currency translation adjustments of approximately $682,000 included in accumulated other comprehensive loss relates primarily to the Company’s operations in Switzerland. The Company is in the process of liquidating its subsidiaries in Switzerland, and as a result, will reclassify the appropriate amount to the income statement upon substantial completion of the liquidation. The Company believes the transaction will be complete during 2006 and the resulting reclassification will be recorded as a non-cash charge to operations for the year then ended.

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

Critical Accounting Policies

General—The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. Critical accounting policies are those policies that the Company believes present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, the Company believes that there are three accounting policies that could be considered critical. These critical accounting policies include revenue recognition, unbilled services, and deferred tax asset valuation allowance.

Revenue Recognition—Contracts specify fixed fees, task-based or deliverable based fees, or incentives based on improvements achieved. Revenue is recognized when realizable and earned generally as services are provided over the life of the contract. Fixed fee revenue is recognized on a percentage completion method, based on direct labor hours expended. Task-based, or deliverable based, fees are recognized when the task or deliverable is completed. Incentive fee revenue is recognized in the period in which the related improvements are achieved. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, the Company obtains customer agreement to these achievements prior to recognizing revenue.

Unbilled Receivables—Although fixed fee revenue recognition generally coincides with billings, as an accommodation to its clients, the Company may structure fee billings to increase in the latter stages of a program. In such instances, revenues recognized for services provided are represented in unbilled receivables.

Deferred Tax Asset Valuation Allowance—The Company assesses all available evidence to make a judgment concerning the realizability of its deferred tax asset. Such evidence consists of tax planning strategies, negative evidence (recent history of operating losses or tax credit carryforwards expiring unused, restrictions on net operating loss carryforwards under Section 382 of the Internal Revenue Code of 1986, as amended), and positive evidence (existing contracts, firm sales backlog, strong earnings history). After evaluation of all available evidence, the Company adjusts its valuation allowance accordingly. The Company considers its valuation allowance to be a significant estimate. The Company has provided a full valuation allowance against its deferred tax asset due to the preponderance of negative evidence indicating that these deferred taxes will not be recoverable.

The foregoing list is not intended to be a comprehensive list of all the Company’s accounting policies. For a more detailed description of the Company’s significant accounting policies and basis of presentation, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Results of Operations

The following table sets forth the percentages which items in the statement of operations bear to revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.4%	50.7%	45.6%	51.6%
Gross profit	55.6%	49.3%	54.4%	48.4%
Selling, general and administrative	32.4%	44.6%	35.4%	43.5%
Sublease losses	—	—	0.2%	—
Operating income	23.2%	4.7%	18.8%	4.9%
Other income/(expense)	.1%	(0.9)%	(0.1)%	(1.1)%
Income before income taxes	23.3%	3.8%	18.7%	3.8%
Income taxes	0.7%	0.2%	0.6%	0.1%
Net income	22.6%	3.6%	18.1%	3.7%

Three Month Period Ended September 30, 2005 Compared to the Three Month Period Ended September 30, 2004

Revenue—In the third quarter of 2005, revenue increased $4.5 million, or 62%, to $11.8 million from $7.3 million in the third quarter of 2004.

Fixed fee revenue was $11.8 million, or 100% of revenue in the third quarter of 2005, compared to $7.2 million, or 99% of revenue in the third quarter of 2004. Incentive revenue was $0, or 0%, of revenue in the third quarter of 2005, compared to $0.1 million, or 1%, of revenue in the third quarter of 2004. Reimbursements were $23,000, or 0.2%, of revenue in the third quarter of 2005, compared to $9,000, or 0.1%, of revenue in the third quarter of 2004.

North America region revenue increased $4.7 million, or 66%, to $11.8 million in the third quarter of 2005 compared to $7.1 million in the third quarter of 2004. Revenue from commercial clients decreased $0.1 million, or 17%, to $0.5 million in the third quarter of 2005 compared to $0.6 million in the third quarter of 2004. Revenue from United States government contracts increased $4.9 million, or 77%, to $11.3 million in the third quarter of 2005 compared to $6.4 million in the third quarter of 2004.

Asia/Pacific region revenue decreased $182,000, or 100%, to $0 in the third quarter of 2005 compared to the third quarter of 2004. The Company maintains limited sales and marketing activities in the region at a minimal cost to the Company.

The Company recorded no revenue in the Europe region during the third quarter of 2005 or 2004. The Company maintains only limited administrative staff in Europe and is in the process of liquidating its remaining European subsidiaries.

Gross Profit—Gross profit margins were 56% of revenue, or $5.2 million, in the third quarter of 2005, compared to 49%, or $3.6 million, in the third quarter of 2004. The increase in gross profit margin is primarily attributable to acquiring contract expansions that did not require a ratable increase in resources.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $0.5 million to $3.8 million in the third quarter of 2005 compared to $3.3 million in the third quarter of 2004. The increase is primarily related to $0.7 million in performance compensation and a $0.1 million reserve for bad debt, offset by a $0.3 million reduction in selling costs and other costs related to service providers.

Nine Month Period Ended September 30, 2005 Compared to the Nine Month Period Ended September 30, 2004

Revenue—Revenue increased $9.2 million, or 41%, to $31.3 million in the first nine months of 2005 compared to $22.2 million in the first nine months of 2004.

Fixed fee revenue increased $9.5 million, or 44%, to $31.2 million, or 99%, of revenue in the first nine months of 2005 compared to $21.7 million, or 98%, of revenue in the first nine months of 2004. Incentive revenue decreased $0.3 million to $0.1 million, or 1%, of revenue in the first nine months of 2005 compared to $0.4 million, or 1%, of revenue in the first nine months of 2004. Reimbursements were $29,000, or 0%, of revenue in the first nine months of 2005 compared to $91,000, or 0%, of revenue in the first nine months of 2004.

North America region revenue increased $10.2 million, or 48%, to $31.3 million in the first nine months of 2005 compared to $21.1 million in the first nine months 2004. Revenue from commercial clients decreased $0.6 million, or 35%, to $1.1 million in the first nine months of 2005 compared to $1.7 million in the first nine months of 2004. Revenue from United States government contracts increased $10.8 million, or 56%, to $30.2 million in the first nine moths of 2005 compared to $19.3 million in the first nine months 2004.

Asia/Pacific region revenue decreased $1.0 million, or 99%, to $29,000 in the first nine months of 2005 compared to $1.0 million in the first nine months 2004. The Company maintains limited sales and marketing activities in the region at a minimal cost to the Company.

The Company recorded no revenue in the Europe region during the first nine months of 2005 compared to $9,000 for the first nine months of 2004. The Company maintains only limited administrative staff in Europe and is the process of liquidating its remaining European subsidiaries.

Gross Profit—Gross profit margins were 54% of revenue, or $17.0 million, in the first nine months of 2005 compared to 48%, or $10.7 million, in the first nine months of 2004. The increase is primarily attributable to increased revenue while maintaining full utilization of the Company’s direct labor, and strict control over travel, telecommunications, and other costs directly related to service delivery.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $0.9 million to $10.5 million in the first nine months of 2005 compared to $9.6 million in the first nine months of 2004. This increase is primarily exit costs recorded in the second quarter of 2005 and performance compensation earned by employees, which was recorded in the third quarter of 2005.

Sublease Losses—The Company subleases unneeded office space in Detroit, MI and Reston, VA. During the first quarter of 2005, subtenants of both offices ceased paying rent. Agreements were reached with new subtenants at market rates for both spaces. The Company recorded a $0.6 million expense and a related liability in the first quarter of 2005 by estimating the future cash flows to be used in settling the leases, net of estimated sublease income to be received under the new agreements. The liability balance is reduced monthly by the net of cash received from subtenants and cash disbursed to the Company’s landlords. The remaining balance at September 30, 2005 was $0.3 million of which, based on the expected time of payment, $0.1 million was classified as a current liability and $0.2 million was classified as a long-term liability.

Liquidity and Capital Resources

Cash and cash equivalents increased by $2.4 million during the first nine months of 2005 compared to a $1.9 million decrease during the first nine months of 2004. The major components of these changes are discussed below:

Cash Flows from Operating Activities—Operating activities provided net cash of $5.2 million in the first nine months of 2005, compared to net cash provided by operating activities of $50,000 in the first nine months of 2004. The increase in net cash provided is primarily due to 2005 profits in excess of 2004 profits.

Cash Flows from Investing Activities—Cash used in investing activities consisted primarily of upgrades to computer equipment and totaled $75,000 in the first nine months of 2005, compared to $24,000 in the first nine months of 2004.

Cash Flows from Financing Activities—Cash flows used in financing activities were approximately $2.8 million, comprised of $1.8 million used to repay debt, $1.3 million used to repurchase warrants, offset by $0.3 million generated from the issuance of common stock upon the exercise of outstanding options and warrants. Cash used for financing activities in the first nine months of 2004 was $2.0 million, primarily for debt repayments.

The Company currently has a stock repurchase plan, which allows the Company to repurchase up to 750,000 shares of the Company’s common stock. The Company has approximately 505,450 shares available to purchase under this plan. The Company has purchased no treasury shares since October of 2001.

The Company has no material commitments for capital expenditures or off-balance sheet arrangements as of the end of the last fiscal period.

Liquidity Plan—As a result of net cash provided by operations, the Company reduced its senior debt  $4.5 million in 2003 and $2.4 million in 2004. During the first nine months of 2005, the Company repaid its $1.4 million subordinated debt in full and used its line of credit to fund operations as needed. The Company’s ability to reduce debt and generate cash from operations is due primarily to revenue increases, cost saving measures such as downsizing and subleasing facilities, and more aggressive collection policies. The Company’s ability to maintain gross margins, control costs and generate cash flow from operations in the future will determine its ability to make payments on debts as they become due and to remain in future compliance with debt covenants. The Company regularly evaluates its business to enhance its liquidity position.

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

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe inflation had a material effect on the results of operations during the three and nine month periods ended September 30, 2005 or 2004. However, there can be no assurance the Company’s business will not be affected by inflation in the future.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company’s credit agreement provides for borrowings, which bear interest at the prime rate, or LIBOR plus 2.5%, if elected. Since January 1, 1995, the prime rate has fluctuated between 9.5% and 4.0% and the 1-year LIBOR rate has fluctuated between 7.75% and 1.2%. Based on the volatility of the prime rate in recent years, a five-percentage point increase in interest rates would have resulted in $26,000 of additional interest expense in 2005. Through November 11, 2005, the Company had $5.2 million in borrowings and $5.6 million in repayments on its revolving line of credit, and on November 11, 2005 no borrowings were outstanding.

Due to the Company’s foreign operations in Europe and Asia, the Company is exposed to transaction adjustments with respect to foreign currency. The Company’s functional currency is the United States dollar. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. There is no translation adjustment to the separate component of stockholders’ equity or adjustment to comprehensive income. The Company incurred foreign exchange gains of $3,000 for the nine months ended September 30, 2005 and foreign exchanges losses of $5,000 for the nine months ended September 30, 2004. At September 30, 2005, the effect of a 10% increase in foreign exchange rates would have resulted in a $6,000 foreign currency exchange loss on the Company’s non-United States denominated assets and a $8,000 foreign exchange gain on the Company’s non-United States denominated liabilities. As such, the net effect of a 10% increase in the Company’s foreign exchange rates, at September 30, 2005, would have been a $2,000 foreign currency exchange gain. The Company believes that operating under United States dollar functional currency, combined with transacting business in countries with traditionally stable currencies mitigates the effect of any near-term foreign currency transaction adjustments on the Company’s financial position, results of operations and cash flows.

The Company has not engaged in foreign currency hedging transactions nor does the Company have any derivative financial instruments. However, going forward, the Company will assess the need to enter into hedging transactions to limit its risk due to fluctuations in exchange rates.

ITEM 4—CONTROLS AND PROCEDURES

Based on the evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, James T. Taylor, the President, Chief Executive Officer and Secretary, and David English, Vice President, Chief Financial Officer, Assistant Secretary and Treasurer, have concluded that, in their judgment, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company, including the Company’s subsidiaries, in the reports it files, or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

THOMAS GROUP, INC.

PART II—OTHER INFORMATION

Item 6—Exhibits

Exhibits
10.1	Employment Agreement between the Company and David English, dated November 7, 2005.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMAS GROUP, INC.
Registrant
November 10, 2005	/s/ JAMES T. TAYLOR
Date	James T. Taylor
President and Chief Executive Officer
/s/ DAVID ENGLISH
David English
Vice-President and Chief Financial Officer