Form 10-K
period 2005-12-31
THOMAS GROUP INC
filed 2006-03-31
CIK 900017

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2005.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________________ to _____________________________

Commission file number: 0-22010

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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated filer ☐            Accelerated Filer ☐             Non-accelerated filer ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2005, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $8,923,226 based on the Over The Counter ("OTC") Bulletin Board closing price of $3.03. Effective December 23, 2005, the Company began trading on the Nasdaq Capital Market under the symbol "TGIS."

         As of March 23, 2006, there were 10,671,506 shares of the registrant's common stock outstanding.

Documents incorporated by reference	Part
The registrant's definitive proxy statement pertaining to the 2006 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year.	III

PART I

ITEM 1. Business.

General

        Thomas Group, Inc. (the "Company"), a Delaware corporation, established in 1978, is an international, professional services firm focusing on improving operations, competitiveness and financial performance of clients through process improvement and strategically aligning operations with technology. Recognized as a leading specialist in operations consulting, the Company creates and implements custom improvement strategies for sustained performance improvement. The Company's clients are typically large companies, many of whom are included in the Fortune or Global 1000, and units of governmental agencies.

        The Company's products are based on three fundamental principles: a metrics-driven process, attaining and sustaining significant results for clients, and program implementation by consultants with senior management experience in industry.

        Since 1978, the Company has been developing and improving its Process Value Management ("PVM") methodology for achieving operational excellence. PVM is based on the Company's Total Cycle Time® ("TCT") methods and supplements TCT with numerous process improvement tools the Company has developed over the last 27 years. PVM continues to contribute to the measurable operational improvement of hundreds of companies.

        During the Company's first ten years, it originated many of the fast-process methods that transform the processes, procedures and people within clients' organizations to create smooth, efficient and seamless operations. These methods quickly became standard operations for the electronics and semiconductor industries. Soon afterwards, they were being applied to general manufacturing, heavy industry and product inventory. In the late 1980s, in response to numerous client requests, the Company applied the fast-process tools and methods to non-manufacturing processes such as product development, sales, marketing and the strategic alignment of resources. The application of fast-process tools across the entire enterprise led to major process and productivity gains in "white collar" areas that had been ignored for years in the manufacturing plant, again delivering substantial gains for its clients. Today, the Company is involved with new tools, both proprietary and non-proprietary, to drive higher results. The Company is working to help link all of a client's strategic processes, not only across its internal functions, but also across entities and geographies.

Statement of Business

        The Company's business is helping its clients improve their bottom-line results using the Company's senior executives who work side-by-side with clients to remove barriers, increase productivity, change culture, and focus on quickly satisfying customer needs. This has been the primary focus of the Company since its beginning in 1978.

Process Value Management

        The Company's PVM approach is based on its 27 years of experience with process improvement tools and methodologies that drive financial bottom-line results. The Company uses PVM to help an enterprise determine strategic business processes, assess their linkages and efficiencies, and prescribe short and long-term enhancement programs that optimize customer satisfaction and shareholder value. The Company's staff of business professionals who apply PVM methodology are referred to by the Company as "Resultants." An initial client assignment might typically address one or more of these key processes that are hindering performance. A long-term relationship might involve an implementation team of Resultants working with the client over a number of years to achieve a total transformation to the "Process Managed Enterprise."

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

        This is an excellent example of recognizing the interconnectivity of processes and supports the need to shift from a functional to a process view of SCM. Thomas Group's own Supply Chain Process Value ("SCPV") offering within its overarching PVM approach balances demand side management and supply side management while optimizing responsiveness, quality and value.

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

Summary

        Over the years, the Company has become a leader in implementing process improvement strategies that make clients faster and improve their competitiveness and financial performance. This ability to link and align a client organization's strategy, technology, people and processes offers a powerful and unique benefit to clients faced with integrating their operations, internally and externally, throughout the value chain. The Company's strategic plan is to continually add value to its core PVM product offering and to expand its marketing reach through alliances with other knowledge leaders.

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

        Target Large Clients and Multiple Program Opportunities.    The Company has focused its marketing efforts on entities with annual revenues greater than $400 million, preferably where sequential program opportunities exist. The Company believes larger clients provide greater revenue opportunities because such clients are likely to realize greater economic benefit from the Company's services and will be more likely to engage the Company in follow-on programs.

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

Clients

        The Company's clients are typically large, diversified enterprises or distinct units of such enterprises in North America, Europe, and Asia. Many of the Company's clients are Fortune or Global 1000 companies, or governmental agencies. The Company has worked for over 350 clients, including the following:

Aerospace	Distribution	Mechanical Engineering
Aerostructures	ProSource	ABB
Bombardier	W.W. Grainger	Alstom Power
Delta Air Lines		Dresser Waukesha
Gulfstream	Electronics	Dresser-Rand
ITT Cannon	ABB	GEA
LSG Sky Chefs	Berg	Hilti
Lufthansa Cargo	EDS	Schindler
Lufthansa Technik	Euclid-Hitachi
McDonnell Douglass	Flat Panel Display	Medical Equipment Supplies
TRW	GTE Control Devices	Boston Scientific
Vought Aircraft	Gemplus	Siemens Medical
	Johnson Electric	GE Medical
Automotive	Motorola
Adam Opel	Osram
Audi	Philips	Specialty Retail
Delco	Texas Instruments	Tuesday Morning
Delphi	Western Digital
Detroit Diesel	Yuasa Exide Batteries	Semiconductor
GM		Alcatel Mietec
GM DELCO	Healthcare	AMI Microsystems
GM/Warranty	Centura	ASM Lithography
Meritor	Mallinckrodt	AT&T Semiconductor
Osram		Cypress Semiconductor
Pep Boys	Government	Fairchild Semiconductor
Robert Bosch	FAA	Ford Microelectronics
Saab	CACI	Hewlett Packard
Siemens	City of Garland, Texas	Hyundai
	United States Army	IBM
Apparel Manufacturer	United States Navy	LG Semiconductor
Brandix		NCR
Esquel Group	Manufacturing/Industrial	National Semiconductor
Lanka Equities	Breguet	Matra MHS
Tristate Holdings	Dover	Motorola
	Emerson	Philips Semiconductor
Banking, Financial Services,	Kimberly Clark	Rockwell
Insurance	VIAD	Signetics
DG Bank	Leeds & Northrup	ST Microelectronics
Forethought Insurance	Moore	Taiwan Semiconductor
Olivetti	Pawnee Industries	Trilogy
Sun Life Financial	Pinnacle-lvey
	Radium	Telecommunications
Chemical	Robert Bosch	Allen Telecom
Heraeus	Siemens
Shipley	Stewart and Stevenson	Transportation
	Teledyne	Alstom
Consumer Products	Thrall	Amtrak
Fossil	Xerox	Bombardier
Givaudan		Burlington Northern Santa Fe
HengAn
Hillenbrand		Utilities
Kodak		PECO
Polaroid		Siemens
Rand McNally		Southern Indiana Gas & Electric
Robert Bosch
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

        The Company operates in one industry segment, but conducts its business primarily in three geographic areas: North America, Europe and Asia/Pacific. Information regarding these areas follows:

	North America	Europe	Asia/Pacific	Total
	In thousands
Year ended December 31, 2005:
Revenue	$43,033	—	$29	$43,062
Income from continuing operations before income taxes	$8,527	—	$(224)	$8,303
Long-lived assets	$580	—	—	$580
Year ended December 31, 2004:
Revenue	$28,930	—	$1,090	$30,020
Income from continuing operations before income taxes	$(11,425)	—	$13,793	$2,368
Long-lived assets	$804	—	$7	$811
Year ended December 31, 2003:
Revenue	$27,110	—	$3,165	$30,275
Income from continuing operations before income taxes	$4,559	$(453)	$(1,604)	$2,502
Long-lived assets	$1,208	—	$14	$1,222

        In 2005, revenues from one client, CACI, INC.—FEDERAL ("CACI", formerly known as CACI AB, Inc. and previously Action Burnell, Inc.), a wholly-owned subsidiary of CACI International Inc. (www.caci.com), totaled $27.9 million or 65% of consolidated revenues. Revenues from another client, the United States Navy (the "Navy"), totaled $13.0 million or 30% of consolidated revenues.

        In 2004, revenues from one client, CACI, totaled $14.5 million or 48% of consolidated revenues. Revenues from another client, the Navy, totaled $9.8 million or 33% of consolidated revenues.

        In 2003, revenues from one client, CACI, totaled $11.8 million or 39% of revenues. Revenues from another client, the Navy, totaled $9.7 million or 32% of consolidated revenues.

Contractual Arrangements

        The Company performs PVM services for clients pursuant to contracts, generally with terms of three months to one year, or targeted process improvement programs typically lasting from three to six months. Clients compensate the Company for its services in one or more of three forms: fixed fees, task-based or specific deliverable-based fees, or incentive fees based on client improvements achieved. The Company's fee structure depends on a client's size, the complexity and geographic deployment of a client's business, the level of improvement opportunity available to a client, the number of barriers to be removed, and other factors.

        Fixed fee revenue is recognized on a percentage of completion basis using direct labor efforts as the measurement. Time and effort to date on a project are compared to the total estimated time and effort for the entire project; deriving the percentage completion ratio. This ratio is multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date on the project.

        Task-based fee revenue (also known as specific deliverable-based) is recognized as revenue when the task/deliverable has been completed. Typically, this involves a report, chart, minutes or some other form of proof of completion. This work product is delivered to the client, and the client acknowledges receipt prior to recognition of revenue by the Company.

        Incentive (performance-oriented) fee revenue is calculated by our clients and Resultants, using the client's own data and are based on agreed-upon formulas relating to improvements in customer-specific measures. Incentive fee revenue is recognized by the Company in the period in which the related improvements are achieved. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, the Company obtains customer agreement to these achievements prior to recognizing incentive-based revenue. Factors such as a client's commitment to PVM, general business and economic cycles and a client's product position in the marketplace will affect the performance of the Company's clients, thus affecting the Company's revenue from incentive fee compensation. In 2005, 2004, and 2003, approximately 0%, 1% and 1%, respectively, of the Company's revenue was attributable to incentive fees.

        The Company includes in its business under commitment (backlog) signed client contracts and budgeted United States government commitments with terms generally ranging from three months to one year. Budgeted United States government commitments consist of funds that are designated for the Company in the Department of Defense's operating budget as a line item, as opposed to inclusion in a general category. Typically, government agencies agree to sign one-year contracts even though the program may be a budgeted expenditure for several years. The Company considers the budgeted United States government commitments to be equivalent to a signed commercial contract. Therefore, these commitments are included in backlog. Backlog at December 31, 2005, was $14.5 million, and is expected to be realized within fiscal 2006. Backlog was $22.5 million at December 31, 2004.

Competition

        Traditional consulting firms provide services similar in some respects to the services provided by the Company. Providers of such services include A.T. Kearney, Inc., Boston Consulting Group, McKinsey & Co., as well as several small firms that primarily focus on time-based management services. Many of the Company's competitors have a larger number of personnel, greater financial, technical and marketing resources than the Company. There can be no assurance the Company will be able to compete successfully with its existing or new competitors.

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

        The Company believes its most significant competitor is the propensity for potential clients to "self-medicate" by attempting to implement changes in their businesses themselves, using the Company's methodologies, in the belief they will achieve results comparable to those resulting from the Company's services without the assistance of outside professionals. The Company believes these attempts to self-medicate result in limited success. However, such attempts may substantially lengthen the Company's sales cycle and may, therefore, limit its business opportunities.

        Because the PVM methodology or related shorter term products are not capable of being patented, there can be no assurance the Company will not be subject to competition from others using substantially similar methodologies. However, the Company believes its base of knowledge and experienced resultants provide it with a competitive advantage.

Intellectual Property

        The Company has secured federal registration for the service marks Total Cycle Time® and TCT®. These registrations expire from August 2012 to May 2015. The Company has secured federal service mark registration for several other marks important to its business. The Company has also made appropriate filings in several European countries securing protection of its marks in those countries. The Company considers each of these service marks to be significant to its business.

        The Company's proprietary methodologies have been developed over 27 years at great expense, have required considerable effort on the part of skilled professionals, are not generally known and are considered trade secrets. In some circumstances, the Company grants clients a limited license to make internal use of certain of the Company's proprietary methodologies following completion of a program. The Company maintains its trade secrets in strict confidence and as part of its standard engagement.

        The Company has entered into nondisclosure and noncompetition agreements with its current and former employees. There can be no assurance that such agreements will deter any employee of the Company from disclosing confidential information to third parties or from using such information to compete with the Company in the future.

Employees

        At March 23, 2006, the Company had a total of 147 employees, consisting of 102 full-time Resultants, 12 part-time Resultants and 16 sales and 17 administrative employees. The Company's employees are not represented by a labor union and are not subject to any collective bargaining agreement. The Company considers its employee relations to be good.

Securities and Exchange Commission

        The Company is required to file reports with the Securities and Exchange Commission ("SEC") pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The Company routinely files certain reports to the SEC. These forms, among others, include:

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

Company Website

        Information about the Company can be obtained by accessing the Company's website at (http://www.thomasgroup.com). The Company's website contains an investor information section which provides links to the Company's SEC reports and filings. Such reports and filings are available free of charge as soon as reasonably practical after such material is electronically filed with or furnished to the SEC.

ITEM 1A. Risk Factors.

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

  •
  the ability to recruit and retain qualified personnel;

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

        International operations create special risks, including:

  •
  statutory requirements, which may impair the Company's ability to expatriate foreign profits;

  •
  greater difficulties in managing and staffing foreign operations;

  •
  cultural differences that adversely affect utilization;

  •
  unexpected changes in trading policies, legal and regulatory requirements, tariffs and other foreign taxes;

  •
  greater difficulties in enforcing agreements with clients and collecting accounts receivable;

  •
  the tax system of foreign countries, which may tax the Company's foreign income at higher rates than in the United States, and may subject foreign earnings to withholding requirements or tariffs, exchange controls or other restrictions;

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

        The Company's business consists primarily of the delivery of professional services and, accordingly, its success depends upon the efforts, abilities, business generation capabilities and project execution of its executive officers and Resultants. The Company's success is also dependent upon the managerial, operational and administrative skills of its executive officers. The loss of any executive officer, or key Resultant or group of Resultants, or the failure of these individuals to generate business or otherwise perform at or above historical levels could result in a loss of customers or revenue, and could therefore harm the Company's financial performance.

If the Company fails to perform effectively on project engagements, its reputation, and therefore its competitive position and financial performance, could be harmed.

        Many of the Company's engagements come from former and existing clients or from referrals by existing clients. Therefore, growth is dependent on the Company's reputation and on client satisfaction. The failure to perform services that meet a client's expectations may damage the Company's reputation and harm its ability to attract new business. Damage to the Company's reputation arising from client dissatisfaction could therefore harm financial performance.

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

The terms of the Company's debt contain a number of restrictive covenants, which could restrict the Company's future flexibility and which, if breached, could result in acceleration of amounts owed, if any.

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

  •
  incur indebtedness.

        The credit facility also contains covenants concerning the maintenance of minimum levels of debt service coverage, minimum levels of EBITDA, adhere to minimum ratios of funded debt to EBITDA, and restrictions on annual capital expenditures. The Company's ability to comply with these covenants may be affected by events beyond the Company's control, and it cannot be sure that it will be able to comply. A breach of any of these covenants could result in a default under the credit facility and, potentially, an acceleration of the obligation to repay amounts owed, if any.

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

  •
  The ability of the Company to productively re-deploy personnel during program transition periods; and,

  •
  The ability of the Company to create alliances and to make acquisitions that are accretive to earnings.

ITEM 1B. Unresolved Staff Comments.

        None.

ITEM 2. Properties.

        The Company leases approximately 17,000 square feet of office space at its principal executive office in Irving, Texas, under a lease that expires in March 2012.

        The Company leases approximately 6,000 square feet of office space in Troy, Michigan under a lease that expires in December 2006. Under the same lease, the Company subleases another 3,000 square feet to a third party.

        The Company subleases approximately 12,000 square feet of office space in Reston, Virginia to a third party under a sublease that expires in October 2007.

        The Company leases space for its office in Hong Kong under a month-to-month lease. During 2005, leases for office space in Switzerland were allowed to expire and were not renewed. The Company believes its facilities are adequate for its current needs.

ITEM 3. Legal Proceedings.

        In 2002, the Company filed for insolvency of its wholly-owned subsidiary headquartered in Frankfurt, Germany and in 2005, the Company filed for insolvency of its wholly-owned subsidiary in Switzerland. During 2005, a suit was filed against the Company's subsidiary in Switzerland by the German insolvency administrator to recover approximately $0.3 million related to an intercompany receivable between the two entities. Due to the insolvency of the Swiss entity, the suit was dismissed during the fourth quarter in 2005. The Company believes any future legal action related to the closure of its German and Swiss subsidiaries would not have a material impact on the Company's financial position, results of operations or cash flows in future years.

        During the third quarter of 2003, the Company became aware of past circumstances involving a former employee that management believed would result in future litigation or settlement costs. As such, the Company recorded a $150,000 contingent liability related to the matter. On December 17, 2003, the Company entered into a settlement agreement with this former employee resulting in $121,160 payable to the former employee in two installments, due December 17, 2003 in the amount of $21,160 and January 5, 2004 in the amount of $100,000. The Company made both installment payments. In addition to the settlement payments, as part of the settlement agreement, the Company and the former employee entered into a consulting agreement whereby the Company paid its former employee $84,640, in five equal monthly installments of $16,928 beginning January 2004 with the final payment being made in May 2004. The Company's former employee provided reports related to the financial strength and other conditions of the Asian marketplace as performance under the consulting agreement, and no obligation to this former employee remained after the final payment was made in 2004.

        The Company may become subject to various claims and other legal matters, such as collection matters initiated by the Company, in the ordinary course of conducting its business. The Company believes that neither such claims and legal matters nor the cost of prosecuting and/or defending such claims and legal matters will have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows. No material claims are currently pending; however, no assurances can be given that future claims, if any, may not be material.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        On December 20, 2005, stockholders holding 7,144,906 shares, or approximately 67%, of the Company's common stock approved by written consent the 2005 Omnibus Stock and Incentive Plan for Thomas Group, Inc. ("2005 Plan") and awards made under the 2005 Plan to James T. Taylor, the Company's President and Chief Executive Officer, and David English, the Company's Chief Financial Officer. In addition, on December 23, 2005, stockholders holding 7,144,906 shares, or approximately 67%, of the Company's common stock approved, by written consent, an amendment to the 2005 Plan, increasing the number of shares available under the 2005 Plan from 750,000 to 1,000,000 and granting a share price restricted share award under the 2005 Plan to Mr. Taylor.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market for Registrant's Common Equity

        The Company's common stock was quoted on the OTC Bulletin Board (OTCBB) under the symbol "TGIS.OB" during 2004 and through December 22, 2005. Beginning December 23, 2005 the Company's common stock was listed in the Nasdaq Capital Market under the symbol "TGIS." The stock prices set forth below represent the highest and lowest sales prices per share of the Company's common stock as reported by the OTC Bulletin Board through December 22, 2005. Stock prices set forth beginning December 23, 2005 represent the highest and lowest sales prices per share as reported on the Nasdaq Capital Market.:

Quarter Ended	High	Low
December 31, 2005	$9.25	$5.32
September 30, 2005	$6.97	$2.55
June 30, 2005	$3.23	$1.77
March 31, 2005	$2.00	$1.25
December 31, 2004	$1.45	$1.15
September 30, 2004	$1.55	$0.75
June 30, 2004	$1.75	$1.26
March 31, 2004	$1.90	$1.20

Holders of Record

        As of March 23, 2006 there were approximately 1,173 holders of record of the Company's common stock.

Dividends

        Prior to 2005, the Company had paid no dividends to stockholders. On December 20, 2005, the Company adopted a policy under which it intends to pay an aggregate annual cash dividend of $0.20 on each outstanding share of common stock, payable quarterly at a rate of $0.05 per share. On December 20, 2005, Thomas Group's Board of Directors declared the first quarterly cash dividend under this annual dividend policy. The record date was December 30, 2005 and the payment date was January 13, 2006. Payments of future dividends under the policy will be at the discretion of the Company's board of directors after taking into account various factors, including the Company's financial condition, operating results, and current and anticipated cash needs.

Sale of Unregistered Securities

        During 2005, the Company issued a total of 869,798 shares of unregistered common stock to General John T. Chain and Edward P. Evans in exchange for $260,939 in cash as a result of the exercise of warrants (See the accompanying Note 1(f) and Note 14 of the Consolidated Financial Statements included herein).

        The transactions did not involve any underwriters, underwriting discount or commissions, or any public offering, and the Company believes that the transactions were exempt from the registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

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

        The selected financial data below as of and for each of the years in the five-year period ended December 31, 2005 are derived from our audited financial statements.

        Our audited financial statements included herein and the following selected historical financial data for the five-year period ended on that date reflect the effects of our reclassification of the assets, liabilities and results of operations of our operations in Switzerland as discontinued operations. Such operations were liquidated in 2005.

	Year Ended December 31,
	2005	2004	2003		2002 (Restated)	2001 (Restated)
	In thousands, except share data
Revenue	$43,062	$30,020	$30,275		$20,215	$37,749
Operating expenses	34,746 (a)	27,373	27,145		30,377 (c)	53,641 (e)

Operating income (loss)	8,316	2,647	3,130		(10,162)	(15,892)
Other expense, net	(13)	(279)	(628)		(826)	(66)

Income (loss) from continuing operations before income taxes	8,303	2,368	2,502		(10,988)	(15,958)
Income taxes (benefit)	329	—	(316)	(b)	(286) (d)	2,573 (f)

Income (loss) from continuing operations before the cumulative effect of a change in accounting principle	7,974	2,368	2,818		(10,702)	(18,531)
(Gain) loss on discontinued operations, net of related income tax expense (benefit) effect of $58, $(44), $(184), $263 and $(3,386) for the years 2005, 2004, 2003, 2002 and 2001, respectively	1,212	893	2,106		(2,984)	(2,396)

Income (loss) before the cumulative effect of a change in accounting principle	$6,762	$1,475	$712		$(7,718)	$(16,135)
Cumulative effect of a change in accounting principle, net of related income tax benefit of $0.5	(10)	—	—		—	—

Net income (loss)	$6,752	$1,475	$712		$(7,718)	$(16,135)

Per share of common stock:
Basic earnings per share:
Income (loss) from continuing operations		$0.76	$0.25	$0.29	($1.93)	($4.45)
(Gain) loss on discontinued operations, net of tax		(0.12)	(0.10)	(0.22)	0.54	0.58
Cumulative effect of a change in accounting principles, net of tax benefit		—	—	—	—	—

Net income (loss)		$0.64	$0.15	$0.07	($1.39)	($3.87)
Diluted earnings per share:
Income (loss) from continuing operations		$0.75	$0.22	$0.28	($1.93)	($4.45)
(Gain) loss on discontinued operations, net of tax		(0.12)	(0.08)	(0.21)	0.54	0.58
Cumulative effect of a change in accounting principles, net of tax benefit		—	—	—	—	—

Net Income (loss)		$0.63	$0.14	$0.07	($1.39)	($3.87)

Dividends per share:	$	..05	$—	$—	$—	$—
Weighted average shares:
Basic		10,512,703	9,658,131	9,555,662	5,538,520	4,164,517
Diluted		10,702,375	10,548,922	10,169,575	5,538,520	4,164,517

(a)
Includes $0.6 million in losses related to renewal of a contract subleasing excess office space to a third party.
(b)
Includes the reversal of $0.2 million of foreign income taxes payable.
(c)
Includes $1.3 million of restructuring charges for insolvency proceedings related to the Company's subsidiary located in Germany.
(d)
Includes $0.9 million of federal income tax refunds.
(e)
Includes $2.9 million of litigation settlement expense, $2.3 million of severance cost related to staff reductions during 2001 and $0.5 million of leasehold improvement write downs related to a loss on a contract for subleased office space.
(f)
Includes $3.3 million valuation allowance adjustment to the Company's net deferred tax assets.

	Year ended December 31,
	2005	2004	2003	2002 (Restated)	2001 (Restated)
Balance Sheet Data
Working capital	$8,111	$3,026	$2,533	$3,372	$5,632
Total assets	$13,031	$6,549	$7,440	$11,692	$21,252
Long-term obligations, including current maturities	$274	$1,412	$4,286	$6,398	$8,089
Total stockholders' equity (deficit)	$8,417	$2,431	$675	$(2)	$4,888

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

        In addition to its United States operations, the Company has operations in the Asia/Pacific region. Some of the Company's revenue related transactions are denominated in the local currency where the client is located. The majority of the Company's operating expenses for its subsidiaries are denominated in the local currency of the subsidiary. Therefore, the Company is exposed to currency fluctuation risks. See Item 7A, "Quantitative and Qualitative Disclosure About Market Risk."

Critical Accounting Policies

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions.

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

Deferred Taxes

        Income taxes are calculated using the asset and liability method required by FASB Statement No. 109, "Accounting for Income Taxes." Deferred income taxes are recognized for the tax consequences resulting from timing differences by applying enacted statutory tax rates applicable to future years. These timing differences are associated with differences between the financial and the tax basis of existing assets and liabilities. Under FAS No. 109, a statutory change in tax rates will be recognized immediately in deferred taxes and income. Net deferred taxes are recorded both as a current deferred income tax asset and as other long-term liabilities based upon the classification of the related timing difference.

        In addition to timing differences arising from operating assets and liabilities, the Company also records deferred tax assets for the tax benefits of net operating losses ("NOL") and foreign tax credits. For United States federal tax purposes, at December 31, 2002, the Company had NOL carryovers of approximately $4.2 million. Under the Section 382 limitation, discussed below, $0.7 million was used to offset United States taxable income in 2003. In 2004, $0.2 million expired under Section 382, but an $8.1 million in United States NOL was generated, resulting in a balance of $11.4 million at December 31, 2004. In 2005, the Company used $8.1 million of the NOL to offset United States taxable income and used $0.2 million of the NOL limited under Section 382, resulting in an NOL balance of $3.1 million at December 31, 2005 (See the accompanying Note 9 of the Consolidated Financial Statements included herein). The Company had unused foreign tax credit ("FTC") carryovers of $0.8 million, on December 31, 2002. These credits were converted to deductions and amended returns were filed for the appropriate years, leaving approximately $3,000 in foreign tax credits which were utilized in 2005. In Asia, the Company used its remaining $0.7 million of NOL carryovers to offset taxable income in 2004. In Europe, the Company has $2.5 million of NOL carryovers which will expire unused due to the liquidation of the Company's subsidiaries located in Europe.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the uncertainty of the Company's ability to utilize its net deferred tax assets, primarily due to the Section 382 limitation discussed above, the Company has provided a valuation allowance for the full amount of the net deferred tax assets. However, if the Company generates United States and foreign taxable income in future periods, reversal of the valuation allowance could have a positive impact on net income in the period that it becomes more likely than not that deferred tax assets will be realized.

Accumulated Other Comprehensive Loss

        Translation of the financial statements of the Company's operations in Europe and Asia resulted in accumulated translation adjustments of approximately $682,000 at December 31, 2004 that was required to be carried on the balance sheet as a separate component of stockholders' equity. During 2005, the Company liquidated its subsidiaries in Switzerland resulting in a reclassification of a $713,000 accumulated other comprehensive loss to the income statement. The remaining gain of $31,000 relates to the Company's subsidiary in Hong Kong which is currently under liquidation. Upon substantially complete liquidation of the Company's investment in its Hong Kong subsidiary, $31,000 will be reclassified as a non-cash gain included in operations for the year then ended.

Results of Operations

	Percentage of Revenue For Year Ended December 31,
	2005	2004	2003
Revenue	100.0%	100.0%	100.0%
Cost of sales	47.9%	50.0%	50.8%

Gross profit	52.1%	50.0%	49.2%
Selling, general and administrative	32.8%	41.2%	38.9%

Operating income	19.3%	8.8%	10.3%
Interest income (expense), net	(0.2)%	(0.9)%	(2.0)%
Other income, net	0.2%	—	—

Income from continuing operations before income taxes	19.3%	7.9%	8.3%
Income taxes (benefit)	0.8%	0.0%	(1.0)%

Income from continuing operations before the cumulative effect of a change in accounting principle	18.5%	7.9%	9.3%
Loss on discontinued operations, net of tax	2.8%	3.0%	6.9%

Income before cumulative effect of a change in accounting principle, net of tax	15.7%	4.9%	2.4%
Cumulative effect of a change in accounting principle, net of tax	0.0%	—	—

Net income	15.7%	4.9%	2.4%

2005 Compared to 2004

Revenue

        During the first quarter of 2002, the Company adopted EITF 00-14 "Income Statement Characterization of Reimbursements Received for 'Out-of-pocket' Expenses Incurred" requiring certain reimbursements received for out-of-pocket expense incurred be classified in the income statement as revenue. The Company has presented revenue in two components: consulting revenue before reimbursements and reimbursements. Reimbursements reclassified to revenue for the years ended December 31, 2005, 2004, and 2003 were $0.1 million, $0.1 million and $0.6 million, respectively. In addition, cost of sales has been presented in two components: cost of sales before reimbursable expenses and reimbursable expenses.

        Revenue increased $13.1 million, or 44%, to $43.1 million in 2005, from $30.0 million in 2004. Fixed fee revenue was $42.9 million, or 99% of revenue in 2005, compared to $29.6 million, or 99% in 2004. The increase in fixed fee revenue primarily relates to contracts signed with the United States government. Incentive fee revenue was $0.1 million, or 0.5% of revenue in 2005, compared to $0.3 million, or 1% of revenue in 2004. Reimbursements were $0.1 million, or 0.5% of revenue in 2005, compared to $0.1 million, or 0.5% of revenue in 2004.

        North America region revenue increased $14.1 million, or 48%, to $43.0 million in 2005, from $28.9 million in 2004. United States government contracts increased $14.5 million, or 54%, to $41.3 million from $26.8 million in 2004. Contracts from commercial clients in the United States and Canada decreased $0.4 million, or 19%, to $1.7 million from $2.1 million in 2004.

        Europe region revenue is included in discontinued operations and decreased $10,000 or 100%, to $0 from $10,000 in 2004. The Company has no significant continuing involvement in its former operations in Europe.

        Asia/Pacific region revenue decreased $1.1 million, or 99%, to $29,000 million in 2005, from $1.1 million in 2004. The decrease is attributable to the 2004 completion of programs that were not replaced in 2005.

Gross Profit

        Gross profit for 2005 increased to $22.4 million and 52% of revenue, from $15.0 million and 50% of revenue in 2004. The improvement in gross profit is primarily attributable to increased revenue, maintaining full utilization of the Company's direct labor and strict control over costs.

Selling, General and Administrative

        Selling, general and administrative expense for 2005 increased $1.1 million, or 9%, to $13.5 million from $12.4 million in 2004. The increase is composed primarily of a $0.5 million increase in selling costs and a $0.6 million increase in stock-based compensation expense attributable to the increase in the value of the Company's stock during the year.

Sublease Losses

        During the first quarter of 2005, the Company recorded a $0.6 million charge relating to subleasing excess office capacity, at market rates. The charge is based on the shortfall between future sublease income and costs expected to be incurred under the Company's leases with its landlords. This action had no impact on the fourth quarter, but for the year, accounted for $0.6 million, or $0.06 per diluted share (See the accompanying Note 11 of the Consolidated Financial Statements included herein).

Discontinued Operations

        In 2005, the Company disposed of its operations in Switzerland. Although the Company maintained only minimal S,G&A costs in Switzerland, the operations had not produced significant revenue for two years. It was determined the cost of maintaining an office was no longer prudent, and the operations were disposed of by filing for insolvency with the Swiss insolvency court. During the fourth quarter of 2005, the Company determined that the liquidation of its investment in its Swiss entity was substantially complete, triggering the non-cash reclassification of $713,000 in accumulated translation loss adjustments to the income statement. These adjustments represent foreign currency losses incurred prior to 2001 that were required to be reported as a separate component of stockholders' equity titled "Accumulated other comprehensive loss". This reclassification has no effect on equity for the quarter or for the year as the amount was previously recorded as a direct reduction of equity. The presentation of all prior periods is revised to reflect the Swiss operations as discontinued operations. For the year 2005, the effect of the discontinued Swiss operation was $1.2 million, net of tax, or $0.12 per diluted share, compared to $0.9 million, net of tax, or $0.08 per diluted share, for the year 2004 (See the accompanying Note 2 of the Consolidated Financial Statements included herein).

Cumulative effect of a change in accounting principle

        The company adopted FASB Statement No. 123(R), "Share-based Payments" on October 1, 2005. FAS No. 123(R) which eliminates the ability to account for stock-based compensation using the intrinsic value provisions of Accounting Principles Board Opinion No. 25, and instead requires such compensation to be valued using a fair-value-based method. The Company applied FAS No. 123(R) using the Modified Prospective Application method. Under this method, compensation cost is recognized on or after the adoption date for the portion of the outstanding equity and liability awards for which the requisite service has not yet been rendered. The fair value of certain liability awards are required to be adjusted to fair value at the date of adoption, and such adjustment is to be recognized in the income statement, net of any related tax effect, as a cumulative effect of a change in accounting principle. The adjustment to the liability awards was recorded in the fourth quarter as a cumulative effect of a change in accounting principle and totaled $10,000, net of tax(See the accompanying Note 1(c) of the Consolidated Financial Statements).

Income Taxes

        The Company's effective tax rate for 2005 was 4%, compared to 3% in 2004. The change in the Company's effective tax rate is primarily related to tax refunds received in 2004 that did not recur in 2005. The refunds are the result of converting foreign tax credits to deductions prior to their expiration, and filing amended tax returns to obtain the refunds.

        At December 31, 2001, the Company determined, based primarily on its recent history of operating losses in the United States, that it could no longer consider the recovery of its net deferred tax assets as more likely than not. Accordingly, the Company's net deferred tax assets were reduced by a valuation allowance adjustment. While a valuation allowance is currently required for the Company's net deferred tax assets, as discussed above, the assets remain available for use in the future, subject to the limitations described above, to offset future income tax liabilities should sufficient amounts of United States and foreign income be generated in the carryforward period.

        Consistent with the Company's position since December 31, 2001, the Company recorded no income tax expense for income offset by NOL carryforwards previously subject to valuation reserve.

2004 Compared to 2003

Revenue

        Revenue decreased $0.3 million, or 1%, to $30.0 million in 2004, from $30.3 million in 2003. Fixed fee revenue was $29.6 million, or 99% of revenue in 2004, compared to $29.3 million, or 97% of revenue in 2003. Incentive fee revenue was $0.3 million, or 1% of revenue in 2004, compared to $0.4 million, or 1% of revenue in 2003. The decrease in incentive fee revenue relates to the substantial completion of an incentive based contract during 2004. Reimbursements were $0.1 million, or 0% of revenue in 2004, compared to $0.6 million, or 2% of revenue in 2003.

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

        Europe region revenue is included in discontinued operations and decreased $122,000, or 92%, to $10,000 in 2004, from $132,000 in 2003. The decrease is primarily attributable to the significant decline in the European economy, which adversely affected the Company's ability to secure contracts.

Gross Profit

        Gross profit for 2004 increased to $15.0 million and 50% of revenue, from $14.9 million and 49% of revenue in 2003. The improvement in gross profit is primarily attributable to a higher concentration of pure process improvement programs. In 2003, the Company was involved in two contracts with clients requiring software assistance from third-parties, at significant cost to the Company. These programs ended in 2003, and it was decided not to pursue software-related ventures in 2004 due to their lower margins.

Selling, General and Administrative

        Selling, general and administrative expense for 2004 increased $0.6 million, or 5%, to $12.4 million from $11.8 million in 2003. The increase is comprised of increases of $0.2 million in expenses such as travel and telecommunications, $0.2 million of reductions in outside professional services such as legal and accounting, $0.4 million of reductions in leases of office equipment and office space, and $1.0 million increase in selling costs, such as salaries and advertising.

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

Net Operating Losses and Section 382 Limitation

        During 2002, the Company reached agreements with its current Chairman of the Board, General John T. Chain, Jr., and with Edward P. Evans, a stockholder of the Company, to infuse $1.0 million each into the Company, in the form of Subordinated Convertible Notes bearing interest at 6% annually. Upon stockholder approval at the Company's Annual Meeting of Stockholders held November 11, 2002, the principal and unpaid interest of $11,500 on the notes were converted to 5,364,002 shares of common stock of the Company at a conversion price of $0.375 per share. After conversion of the notes and related interest, General Chain and Mr. Evans held approximately 29%

and 33% of the Company's outstanding common stock, respectively. The issuance of these shares, when combined with various other changes in certain stockholders' stock ownership during the three year period preceding November 11, 2002, resulted in a change in control as provided in Section 382 of the Internal Revenue Code of 1986, as amended. Under Section 382, such a change in control limits the annual deductible amount of NOL carryforwards that existed on the date of the change in control. The annual limitation is based on a formula involving the value of the Company immediately prior to the change in control, and the result for the Company is an annual limitation of approximately $0.2 million. At December 31, 2002, the Company had approximately $4.2 million of NOL carryforwards available. On the 2003 tax return, the Company deducted $0.5 million of NOL carryforwards to offset income earned after the change in control, and offset income earned prior to the change in control by the $0.2 million limitation amount, resulting in a $3.5 million NOL carryforward at December 31, 2003. In 2004, the Company generated a net operating loss for US tax purposes of $8.1 million due to the intercompany bad debt deduction from the Company's subsidiaries in Asia (See the accompanying Note 9 of the Consolidated Financial Statements included herein and "Intercompany Bad Debt" below). Under Section 382, $0.2 million of the Company's pre-2003 NOLs expired, resulting in a NOL carryforward balance of $11.4 million at December 31, 2004.

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

        Due to the NOL created by the bad debt deduction described above, the Company recorded no US federal income tax expense in 2004. NOL carryforwards in Hong Kong were available to offset the debt forgiveness income; therefore, no income tax was accrued for Hong Kong. However, the company did provide for $68,000 for US state income taxes due to franchise fees and other minimum taxes and fees levied by certain states in spite of net operating losses for the year.

Quarterly Results

        The following table sets forth certain unaudited operating results for each of the four quarters in the two years ended December 31, 2005. This information has been prepared on the same basis as the audited financial statements and, in the opinion of the Company, includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The first quarter of 2004 was restated to reflect an adjustment to a tax refund created by the carryback of net operating losses to prior years.

	2005				2004
	For the Three Months Ended				For the Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31 (Restated)		June 30	Sept. 30	Dec. 31
	In thousands, except per share data
Revenue	$7,908	$11,668	$11,786	$11,700	$7,119		$7,739	$7,286	$7,876
Gross profit	3,670	6,826	6,553	5,377	3,380		3,783	3,593	4,264
Operating income	18	3,557	2,735	2,006	350		809	541	947
Net income (loss)	(127) (c)	3,134	2,663	1,082	50	(b)	512	263	650
Earnings (loss) per share:
Basic	$(0.01)	$0.29	$0.25	$0.10	$0.01		$0.05	$0.03	$0.07
Diluted	$(0.01)	$0.29	$0.25	$0.10	$0.00		$0.05	$0.02	$0.06
Weighted average shares:
Basic	10,077	10,655	10,655	10,655	9,624		9,656	9,665	9,688
Diluted	10,077	10,952	10,784	10,810	10,570		10,575	10,529	10,521
Stock Price(a):
High	$2.00	$3.23	$6.97	$9.25	$1.94		$1.80	$1.60	$1.60
Low	$1.25	$1.77	$2.55	$5.32	$1.25		$1.26	$0.75	$1.15
Close	$1.93	$3.03	$5.35	$8.20	$1.63		$1.50	$1.55	$1.41

(a)
The stock prices set forth above represent the highest and lowest sales prices per share of the Company's common stock as reported by the OTC Bulletin Board through December 22, 2005. Stock prices set forth beginning December 23, 2005 represent the highest and lowest sales prices per share as reported on the Nasdaq Capital Market.

(b)
Includes an $184,000 increase in income tax expense related to the adjustment of the carryback of foreign tax credits.

(c)
Includes $0.6 million related to losses on a sublease contract for excess office space.

Liquidity and Capital Resources

        Cash provided by operating activities increased $5.7 million, to $6.3 million in 2005, compared to $0.6 million in 2004. The increase in 2005 is primarily attributable to an increase in net profits.

        Net cash used in investing activities increased $124,000 to $166,000 in 2005, from $42,000 in 2004. The increase is a result of increased capital expenditures in 2005. Capital expenditures in 2005 and 2004 consisted of computer hardware and software upgrades.

        Net cash used in financing activities increased $0.5 million to $2.8 million in 2005, from $2.3 million in 2004. In 2004, the Company paid off its $2.8 million bank term debt, leaving only $1.4 million in subordinated term debt and an outstanding balance of $0.4 million on its $5.5 million line of credit. In 2005, the Company eliminated its subordinated and bank debt totaling $1.8 million, repurchased all outstanding warrants for $1.3 million, and received $0.3 million upon the exercise of stock warrants and options.

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

        Five payments of $100,000 each were made through July 2004, bringing the outstanding balance on the term note to $2.1 million. On August 16, 2004, the Company agreed to a credit facility with Bank of America, N.A, at which point the Company's debt with Comerica Bank was paid in full, the related credit agreement between the Company and Comerica Bank was terminated, and Comerica Bank released all liens related to the credit agreement. The $150,000 amendment fee due to Comerica Bank was forgiven; however, the Company reimbursed Comerica Bank for $128,000 in legal fees incurred preparing amendments since 2001. On September 27, 2005, the Company repurchased the warrant held by Comerica Bank for 397,443 shares for $1.25 million, or $3.145 per share, which represented a 37% discount from the market price on that date.

$5.5 Million Revolving Line of Credit with Bank of America, N.A.

        On August 16, 2004, the Company signed a $5.5 million revolving line of credit with Bank of America, N.A., replacing Comerica bank as the Company's senior lender. The Company paid $55,000 as a commitment fee to obtain the financing. All inventory, chattel paper, accounts, equipment and general intangibles of the Company secure the credit facility. The line of credit is subject to a borrowing base calculated as a percentage of the Company's eligible United States trade accounts receivable less than 90 days old. The credit facility matures August 21, 2006, and bears interest at the prime rate, or LIBOR plus 2.5%, if elected, to be paid monthly. The unused portion of the line of credit bears interest at an annual rate of 0.375%, paid quarterly. The credit agreement contains financial and non-financial covenants, which if breached, could result in acceleration of amounts owed under the credit facility and the senior lender would be able to foreclose on the Company's assets. On February 7, 2005, the Company signed an amendment to the credit facility with Bank of America, N.A. allowing, but not requiring, the Company to make regularly scheduled payments of principal of $0.1 million each month against General Chain's subordinated debt so long as the Company is not in default on any agreement with Bank of America, N.A. On May 27, 2005, the Company signed an amendment to its loan agreement eliminating an overadvance provision from the original agreement that the Company had never used, removing all restrictions on repayment of subordinated debt and changing the financials covenants. The amended financial covenants are tested quarterly and require the Company to:

  (1)
  maintain a debt service coverage ratio of at least 1.25 to 1;

  (2)
  maintain a funded debt to EBITDA ratio of 2.5 to 1;

  (3)
  restrict annual capital expenditures to $0.5 million or less; and,

  (4)
  maintain minimum EBITDA of $1.7 million.

        At December 31, 2005, the outstanding balance on the line of credit was zero, and had not been drawn on since it was paid in full on June 2, 2005. At December 31, 2005, the Company was in compliance with all of its debt covenants.

Subordinated Financing

        The Company issued two promissory notes to its current Chairman of the Board, General John T. Chain, Jr. The notes were subordinated to the Company's senior lender, and their terms were as follows:

Name	Issue Date	Date Funded	Date Retired	Principal & Interest Maturity Date	Semi-Annual Interest Payment Dates	Interest Rate	Original Principal Amount
General John T. Chain, Jr.	3/29/02	4/4/02	4/26/05	4/1/06	Oct 1/Apr 1	Prime + 6%	$1,000,000
General John T. Chain, Jr.	5/31/02	5/28/02	6/9/05	6/1/06	Dec 1/Jun 1	Prime + 6%	$400,000

        On February 7, 2005, the Company signed an amendment to the credit facility with Bank of America, N.A. allowing, but not requiring, the Company to make regularly scheduled payments of principal of $0.1 million each month against General Chain's subordinated debt so long as the Company is not in default on any agreement with Bank of America, N.A. The Company made four payments of $0.1 million each to General Chain against the subordinated note dated May 31, 2002, retiring this note on April 26, 2005. The Company made one payment of $0.1 million to General Chain against the subordinated note dated March 29, 2002. On May 27, 2005, the Company signed an amendment to its credit agreement, removing any restrictions on the repayment of subordinated debt. On June 9, 2005, the Company repaid the remaining balance of $0.9 million.

The Company's Liquidity Plan

        As a result of net cash provided by operations, the Company reduced its debt by $4.5 million in 2003, $2.4 million in 2004 and $1.8 million in 2005, resulting in the Company having no senior or subordinated debt since June 9, 2005. The Company's ability to reduce debt and generate cash from operations is due primarily to revenue increases, cost saving measures such as downsizing and subleasing facilities, and more aggressive collection policies. The Company's ability to maintain gross margins, control costs and generate cash flow from operations in the future will determine its ability to make payments on debts as they become due and to remain in future compliance with debt covenants. The Company regularly evaluates its business to enhance its liquidity position.

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

        The Company believes that the bank debt facility described above provides adequate liquidity based on the Company's current growth strategies and cost control measures. The Company also believes that cash flows provided by operating activities will be sufficient to service debt payments as they become due. In the event that revenue growth exceeds anticipated levels, the Company may be required to seek additional financing.

Inflation

        Although the operations of the Company are influenced by general economic conditions, the Company does not believe inflation had a material effect on the results of operations during the years ended December 31, 2005, 2004 or 2003. However, there can be no assurance the Company's business will not be affected by inflation in the future.

Off-Balance Sheet Arrangements

        At December 31, 2005 and 2004, the Company had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Contractual Obligations

        The Company has contractual obligations with various creditors for the purpose of providing working capital and financing specific assets. The amounts of the Company's contractual obligations at December 31, 2005, as well as the maturity of these commitments are as follows: (amounts in thousands)

		Payment due in
Contractual Obligations	Total	2006	2007-2008	2009-2010	Later Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	4,329	1,261	1,758	844	466
Purchase obligations	—	—	—	—	—

Total	$4,329	$1,261	$1,758	$844	$466

        Long-term debt obligations:    At December 31, 2005, the Company had no long-term debt obligations. The Company continues to have availability under its $5.5 million line of credit with Bank of America, N.A.

        Capital lease obligations:    At December 31, 2005, the Company has no capital lease obligations.

        Operating lease obligations:    Operating lease obligations consist of office rental commitments for the Company's offices in Irving, Texas; Troy, Michigan, and Reston, Virginia net of rental income to be received under subleases in Troy, Michigan and Reston, Virginia. Various equipment leases for copiers, postage meters and laptop computers are maintained under operating leases.

        Purchase obligations:    At December 31, 2005, the Company has no legally binding purchase obligations for goods or services.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk.

        The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company's credit agreement provides for borrowings, which bear interest at the prime rate, or LIBOR plus 2.5%, if elected. Since January 1, 1994, the prime rate has fluctuated between 9.5% and 4% and the 1-year LIBOR rate has fluctuated between 7.5% and 1.2%. Based on the volatility of the prime rate in recent years, a five-percentage point increase in interest rates would have resulted in $25,000 of additional interest expense in 2005. The Company had borrowings on its revolving line of credit from time to time during 2005, with zero outstanding at December 31, 2005. Through March 23, 2006, the Company had no in borrowings or repayments on its revolving line of credit. The outstanding balance at March 23, 2006 was $0.

        Due to the Company's foreign operations in Europe and Asia, the Company is exposed to transaction adjustments with respect to foreign currency. The Company's functional currency is the United States dollar. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. There is no translation adjustment to the separate component of stockholders' equity or adjustment to comprehensive income. The Company incurred foreign exchange gains of $9,000 and losses of $8,000 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, the effect of a 10% increase in foreign exchange rates would have resulted in a $3,000 foreign currency exchange loss on the Company's non-United States denominated assets and a $8,000 foreign exchange gain on the Company's non-United States denominated liabilities. As such, the net effect of a 10% increase in the Company's foreign exchange rates, at December 31, 2005, would have been a $5,000 foreign currency exchange loss. The Company believes that operating under United States dollar functional currency, combined with transacting business in countries with traditionally stable currencies mitigates the effect of any near-term foreign currency transaction adjustments on the Company's financial position, results of operations and cash flows.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

ITEM 9A. Controls and Procedures.

        Based on the evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report, James T. Taylor, the Chief Executive Officer, President, Secretary and David English, the Chief Financial Officer, Vice-President, Treasurer and Assistant Secretary have concluded that, in their judgment, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company, including the Company's subsidiaries, in the reports it files, or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Extension of Compliance Date for Management's Report on Internal Control Over Financial Reporting

        The Company is a non-accelerated filer as defined in Rule 12b-2 of the Act. On September 21, 2005, the Securities and Exchange Commission extended the compliance dates for non-accelerated filers concerning the provisions of Exchange Act Rule 13a-15(d) or 15d-15(d), whichever applies, requiring an evaluation of changes to internal control over financial reporting requirements with respect to the company's first periodic report due after the first annual report that must include management's report on internal control over financial reporting. A company that is a non-accelerated filer must begin to comply with these requirements for its first fiscal year ending on or after July 15, 2007. On March 2, 2005, the compliance period was extended to the amended portion of the introductory language in paragraph 4 of the certification required by Exchange Act Rules 13a-14(a) and 15d-14(a) that refers to the certifying officers' responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b). The amended language must be provided in the first annual report required to contain management's internal control report and in all periodic reports filed thereafter. The extended compliance dates also apply to the amendments of Exchange Act Rules 13a-15(a) and 15d-15(a) relating to the maintenance of internal control over financial reporting.

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

        The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Prior to the extended deadline in 2007, management will conduct an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management will determine whether the Company's internal control over financial reporting is effective. Management's assessment of the effectiveness of the Company's internal control over financial reporting will be audited by an independent registered public accounting firm and stated in their report which will be included in the Company's Annual Report of Form 10-K filing.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B. Other Information.

        There was no information required to be disclosed in a report on Form 8-K in the fourth quarter of 2005 which was not reported.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

        The information relating to the Company's directors and nominees for election as directors, and the information relating to executive officers of the Company, is incorporated herein by reference from the Company's Proxy Statement for its 2006 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors, and any persons who own more than ten-percent of the common stock outstanding to file forms reporting their initial beneficial ownership of shares and subsequent changes in that ownership with the Securities and Exchange. Based solely on a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 5 were required, the Company believes that during the 2005 fiscal year the reporting persons complied with all section 16(a) filing requirements.

        Additional information required by Item 10, including information regarding the Company's audit committee financial expert, is incorporated herein by reference to such information as set forth in the Company's definitive Proxy Statement for our 2006 Annual Meeting of Stockholders to be held on June 20, 2006. The Company has made available free of charge on its Internet Web Site (http://www.thomasgroup.com) the Code of Business Conduct and Ethics applicable to all employees of the Company including the chief executive officer and chief financial officer. The Company will make immediate disclosure by a current report on Form 8-K and on its web site of any change to, or waiver from, the Code of Business Conduct and Ethics for principal executive and senior financial officers of the Company. The Company will also provide to any person without charge, upon request, a copy of such code of ethics. Please send your written request to: Thomas Group, Attn: CFO, 5221 N. O'Connor Blvd, Suite 500, Irving, TX 75039.

ITEM 11. Executive Compensation.

        The discussion under "Executive Compensation" in the Company's Proxy Statement for its 2006 Annual Meeting is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

        The discussion under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 2006 Annual Meeting is incorporated herein by reference.

        The following table provides information related to the number of shares to be issued upon exercise of all outstanding options, warrants and rights and the number of shares available for future issuance under the Company's equity compensation plans at December 31, 2005.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of securities to be to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,074,703	(1)(2)	$3.92	764,000
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	1,074,703		$3.92	764,000

(1)
These plans include the Thomas Group, Inc. 1988, 1992 and 1997 Stock Option Plans and the Non-Employee Director Plan and the 2005 Omnibus Restricted Stock and Incentive Plan, described below.

(2)
The number of shares is subject to adjustments for changes resulting from stock dividends, stock splits, recapitalizations and similar events.

2005 Omnibus Stock and Incentive Plan for Thomas Group, Inc.

        Board of Directors (the "Board") of Thomas Group, Inc. (the "Company"), General John T. Chain abstaining, approved the 2005 Omnibus Stock and Incentive Plan for Thomas Group, Inc. (the "2005 Plan") and approved restricted stock awards to be granted under the 2005 Plan (the "Initial Awards") to each of James T. Taylor, President and Chief Executive Officer of the Company ("Taylor"), and David English, Chief Financial Officer of the Company ("English"), and submitted a recommendation to the Board that the 2005 Plan and Initial Awards be approved. On December 20, 2005, the Board approved and adopted the 2005 Plan and granted the Initial Awards. The 2005 Plan, as approved by the Board on December 20, 2005, made 750,000 shares of the Company's common stock available for issuance under the plan. The Board submitted the 2005 Plan and the Initial Awards to the holders of a majority of the Company's common stock for action by written consent. On December 20, 2005, stockholders owning a majority of the outstanding shares of common stock approved the 2005 Plan and the grant of the Initial Awards by action taken by written consent without a meeting in accordance with the Delaware General Corporation Law. Taylor and English each entered into agreements reflecting their respective Initial Awards on December 27, 2005, to be effective as of December 20, 2005.

        On December 23, 2005, the Committee, General John T. Chain abstaining, approved an additional award under the 2005 Plan for Taylor (the "Additional Award," together with the Initial Awards, collectively, the "Awards") and approved an increase in the number of shares available under the 2005 Plan from 750,000 shares of the Company's common stock to 1,000,000 shares (the "Plan Increase"). On December 23, 2005, upon recommendation from the Committee, the Board approved the Additional Award and the Plan Increase and submitted the Additional Award and the Plan Increase to the holders of a majority of the Company's common stock for action by written consent. On December 23, 2005, stockholders owning a majority of the outstanding shares of common stock approved the Additional Award and the Plan Increase by action taken by written consent without a meeting in accordance with the Delaware General Corporation Law. Taylor entered into an agreement reflecting the Additional Award on December 27, 2005, to be effective as of December 23, 2005.

        The 2005 Plan is effective as of December 20, 2005, the date of its adoption by the Board, subject to approval by a majority of the Company's stockholders and compliance with Regulation 14C under the Securities Exchange Act of 1934, as amended. Approval of a majority of the Company's stockholders has been obtained, and such approval will be effective twenty (20) calendar days after the information statement is mailed to the stockholders. Pursuant to Regulation 14C, the Company will mail an information statement to its stockholders informing them of, among other things, the actions taken by the Committee, the Board and a majority of the stockholders and of the terms and conditions of the 2005 Plan and the Awards. Failure to comply with Regulation 14C by December 20, 2006 will result in the 2005 Plan and the Awards being terminated and null and void. No restricted shares granted pursuant to the Awards will vest prior to stockholder approval and compliance with Regulation 14C.

The 2005 Plan

        A total of 1,000,000 shares of the Company's common stock are available for issuance under the 2005 Plan. Awards under the 2005 Plan may consist of a stock option, a stock appreciation right ("SAR"), a restricted share award or a performance award (payable in cash or shares, or both.) Stock options may take the form of an incentive stock option or a non-qualified stock option. Incentive stock options may be granted under the 2005 Plan only to employees of the Company or any of the Company's subsidiaries. Non-qualified options, SARs, restricted share awards or performance awards may be granted to any employee or consultant of the Company. Selection of the recipients of, and the nature and size of, awards granted under the 2005 Plan will be solely within the discretion of the Committee. No person whose compensation may be subject to limitations on deductibility under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), will be eligible for a grant of more than 700,000 shares, or a cash performance award of more than $1,000,000, during a single calendar year. The 2005 Plan will terminate on December 20, 2015.

The Initial Awards

        The Initial Awards consist of a grant of 300,000 shares of restricted stock to Taylor and 50,000 shares of restricted stock to English. One-third of the restricted shares granted to each of Taylor and English (each a "Holder," and collectively, the "Holders") will vest on the last day of each fiscal year in which the Company achieves at least a fifteen percent (15%) increase in the Company's annual profit, as determined pursuant to the definition set forth in the applicable Award agreement, when compared to the annual profit for 2005 or the year preceding the then-current year, whichever annual profit is larger.

        At each time restricted shares become vested, the Company will deliver to the appropriate Holder forty percent (40%) of such vested shares, and will continue to hold the remaining sixty percent (60%) of vested shares until the respective Holder's full-time employment is terminated for any reason (the "Retention Period"), and will, as soon as reasonably possible after such termination, deliver all retained vested shares to the appropriate Holder. The shares held by the Company during the Retention Period, and the Initial Awards, are not transferable by the Holders.

        In addition to the grant of restricted stock, the Initial Award includes a cash bonus of $100,000 to Taylor and $16,666 to English following any fiscal year in which one third of the restricted shares vest.

        The Initial Awards automatically terminate and expire on the earlier of (i) the date on which all restricted shares have become vested shares (except the Retention Period will continue), or (ii) the date the Holder's full-time employment with the Company is terminated for any reason ("Separation"), and upon the date of such Separation all restricted shares which have not previously vested will be permanently forfeited. Notwithstanding the foregoing, as to Taylor only, one third of the restricted shares will vest, and $100,000 of the cash bonus will be paid, upon Taylor's Separation if such Separation is by reason of Taylor's Involuntary Termination without Cause or Taylor's resignation for Good Reason within 12 months following a Change-in-Control, as such capitalized terms are defined in the 2005 Plan and the Initial Award. In the event that such acceleration of vesting occurs as a result of

Taylor's Separation following a Change-in-Control, the distribution of shares and/or cash to Taylor as a result of such acceleration will be limited so as not to cause Taylor to become subject to the excise tax imposed by section 4999 of the Code.

The Additional Award

        The Additional Award consists of 300,000 shares of restricted stock (the "Award Shares") granted to Taylor. The lowest closing price per share of the Company's stock during any given calendar quarter, beginning with the quarter ending December 31, 2005, shall constitute the "Quarterly Price" for that quarter. The Award Shares become available ("Available Shares") in such amounts as set forth in the Additional Award based upon the highest Quarterly Price during the term of the Additional Award. The number of Available Shares increases in 20,000 share increments starting with 20,000 based upon a highest Quarterly Price of $6.00 per share, to 300,000 based upon a highest Quarterly Price of $20.00 per share. As of December 23, 2005, the lowest closing price for the quarter ending December 31, 2005 was $5.40 and thus, no restricted shares will become Available Shares during that quarter. On the fifth anniversary of the date of grant, if the Additional Award has not previously terminated, the Available Shares will become vested. The Additional Award automatically will terminate and expire on the earlier of (i) the fifth anniversary of the date of grant, or (ii) the date of Taylor's Separation, and if the Additional Award terminates as a result of Taylor's Separation, all shares, including Available Shares, will be permanently forfeited. Notwithstanding the foregoing, upon Taylor's Involuntary Termination without Cause or resignation for Good Reason following a Change-in-Control, as such capitalized terms are defined in the 2005 Plan and Additional Award, all of the then Available Shares will vest immediately. In the event that such acceleration of vesting occurs as a result of the Holder's Separation following a Change-in-Control, then the distribution of shares to the Holder as a result of such acceleration will be limited so as not to cause the Holder to become subject to the excise tax imposed by section 4999 of the Code.

General Terms Applicable to the Awards

        The restricted shares granted by the Awards do not constitute issued and outstanding common stock for any corporate purposes and the Holders have no rights, powers or privileges of a holder of unrestricted shares until (i) in the case of the Initial Awards, the restricted shares become vested, and (ii) in the case of the Additional Award, at the time they become Available Shares, after each such time the Holders shall have all rights, powers and privileges of a holder of unrestricted shares. Without limiting the generality of the preceding sentence, the Holders are not entitled to receive dividends and other distributions to shareholders which are made prior to the date on which their restricted shares become vested shares or Available Shares, as applicable.

ITEM 13. Certain Relationships and Related Transactions.

        The discussion under "Certain Transactions" in the Company's Proxy Statement for its 2006 Annual Meeting is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services.

        The discussion under "Principal Accounting Fees and Services" in the Company's Proxy Statement for its 2006 Annual Meeting is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

  (a)
  (1)  See "Index to Consolidated Financial Statements" on page F-1 of this Annual Report on Form 10-K.

  (a)
  (2)  The financial statement schedules required by this item are included in the accompanying notes to the consolidated financial statements beginning on page F-7 of this Annual Report on Form 10-K.

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
4.11	Amended and Restated Warrant, dated October 17, 2002, issued to John T. Chain, Jr. (filed as Exhibit 99.9 to the Company's Form 8-K/A dated October 22, 2002 and incorporated herein by reference).
10.1	Amended and Restated 1988 Stock Option Plan 9 (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.2	Amended and Restated 1992 Stock Option Plan (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.3	Amended and Restated 1997 Stock Option Plan (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.4	Thomas Group, Inc. 401(k) Savings Plan (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.5	Non-Employee Director Retainer Fee Plan (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.6
Promissory Note between John T. Chain, Jr. and the Company dated March 29, 2002, (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.7
Promissory Note between John R. Hamann and the Company dated March 29, 2002, (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.8
Promissory Note between John T. Chain. Jr. and the Company dated May 31, 2002, (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.9
Note and Warrant Purchase Agreement, dated September 20, 2002, by and between the Company and General Chain (filed as Exhibit 99.1 to the Company's Form 8-K dated October 3, 2002 and incorporated herein by reference).
10.10
6% Subordinated Convertible Promissory Note, dated September 20, 2002, issued to John T. Chain, Jr. in the principal amount of $1,000,000 (filed as Exhibit 99.2 to the Company's Form 8-K dated October 3, 2002 and incorporated herein by reference).
10.11
Subordination Agreement, dated September 20, 2002, by and among the Company, John T. Chain, Jr. and Comerica Bank-Texas (filed as Exhibit 99.5 to the Company's Form 8-K dated October 3, 2002 and incorporated herein by reference).
10.12
Amended and Restated Note and Warrant Purchase Agreement, dated October 17, 2002, by and between the Company, Edward P. Evans and John T. Chain, Jr. (filed as Exhibit 99.1 to the Company's Form 8-K/A dated October 22, 2002 and incorporated herein by reference).

10.13
6% Subordinated Convertible Promissory Note, dated October 17, 2002, issued to Edward P. Evans in the principal amount of $1,000,000 (filed as Exhibit 99.2 to the Company's Form 8-K/A dated October 22, 2002 and incorporated herein by reference).
10.14
Waiver and Consent Agreement, dated October 17, 2002, by and among Edward P. Evans, John T. Chain, Jr. and the Company (filed as Exhibit 99.8 to the Company's Form 8-K/A dated October 22, 2002 and incorporated herein by reference).
10.15
Employment Agreement between the Company and John R. Hamann dated December 21, 2002, (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.16
Consulting Agreement between the Company and John R. Hamann dated December 31, 2003 (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.17
Consulting Agreement by and between the Company, Asian Consulting Resources, Ltd. and G. Toby Marion dated February 19, 2004 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.18
Severance Agreement between the Company and G. Toby Marion dated February 19, 2004 (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.19
Appreciation Rights Agreement between the Company and James T. Taylor dated December 13, 2003 (filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.20
Appreciation Rights Agreement between the Company and John R. Hamann dated December 12, 2003 (filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.21
Consulting Agreement between the Company and John T. Chain, Jr. dated February 5, 2004 (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.22
Employment Agreement between the Company and Jimmy C. Houlditch dated August 12, 2003 (filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.23	Loan Agreement dated July 21, 2004 between Bank of America, N.A. and the Company (filed as Exhibit 99.1 to the Company's Form 8-K dated August 20, 2004 and incorporated herein by reference).
10.24	Amendment No. 1 dated February 7, 2005 between Bank of America, N.A. and the Company (filed as Exhibit 10.33 to the Company's Form 10-K dated March 30, 2005 and incorporated herein by reference).
10.25
Second Amended Employment Agreement between the Company and James T. Taylor dated February 14, 2005 (filed as Exhibit 10.34 to the Company's Form 10-K dated March 30, 2005 and incorporated herein by reference).
10.26
Amended Employment Agreement between the Company and Jimmy C. Houlditch dated March 28, 2005 (filed as Exhibit 10.35 to the Company's Form 10-K dated March 30, 2005 and incorporated herein by reference).

*10.27	Amendment No. 2 dated May 27, 2005 between Bank of America, N.A. and the Company.
10.28	Employment Agreement between the Company and David English, dated November 7, 2005 (filed as Exhibit 10.1 to the Company's Form 10-Q dated November 10, 2005 and incorporated herein by reference).
10.29	2005 Omnibus Stock and Incentive Plan for Thomas Group, Inc. dated December 19, 2005 (filed as Exhibit 10.1 to the Company's Form 8-K dated December 27, 2005 and incorporated herein by reference).
10.30	Net Profit Restricted Share Award agreement for James T. Taylor dated December 20, 2005 (filed as Exhibit 10.2 to the Company's Form 8-K dated December 27, 2005 and incorporated herein by reference).
10.31	Net Profit Restricted Share Award agreement for David English dated December 20, 2005 (filed as Exhibit 10.3 to the Company's Form 8-K dated December 27, 2005 and incorporated herein by reference).
10.32	Share Price Restricted Share Award agreement for James T. Taylor dated December 23, 2005 (filed as Exhibit 10.4 to the Company's Form 8-K dated December 27, 2005 and incorporated herein by reference).
*21	Subsidiaries of the Company.
*23	Consent of Hein & Associates LLP.
24	Power of Attorney (set forth on page 33 of this Annual Report on Form 10-K).
*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, State of Texas, on March 30, 2006.

THOMAS GROUP, INC.
By:	/s/ JAMES T. TAYLOR James T. Taylor Chief Executive Officer, President, and Secretary

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

Signature	Capacity	Date

/s/ JAMES T. TAYLOR James T. Taylor	Chief Executive Officer, President, Secretary and Director (Principal Executive Officer)	March 30, 2006
/s/ DAVID ENGLISH David English	Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary (Principal Financial Officer)	March 30, 2006
/s/ JIMMY C. HOULDITCH Jimmy C. Houlditch	Vice President, Director, President of North America Operations and Director	March 30, 2006
/s/ JOHN T. CHAIN, JR. John T. Chain, Jr.	Chairman of the Board	March 30, 2006
/s/ EDWARD P. EVANS Edward P. Evans	Director	March 30, 2006
/s/ DORSEY R. GARDNER Dorsey R. Gardner	Director	March 30, 2006
/s/ CHARLES M. HARPER Charles M. Harper	Director	March 30, 2006
/s/ DAVID B. MATHIS David B. Mathis	Director	March 30, 2006

ANNUAL REPORT ON FORM 10-K
ITEM 8, and 15(a)(1) and (c)
LIST OF FINANCIAL STATEMENTS
CERTAIN EXHIBITS
FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2005
THOMAS GROUP, INC.
IRVING, TEXAS

FORM 10-K—ITEM 15(a)(1)
Thomas Group, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Thomas Group, Inc. are included in response to Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Thomas Group, Inc.
Irving, TX

        We have audited the accompanying consolidated balance sheets of Thomas Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thomas Group, Inc. at December 31, 2005 and 2004 and the consolidated results of operations and cash flows of Thomas Group, Inc. for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ HEIN & ASSOCIATES LLP

Dallas, Texas
February 2, 2006

THOMAS GROUP, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	In thousands, except share data
ASSETS
Current Assets
Cash and cash equivalents	$3,481	$143
Trade accounts receivable, net of allowances of $137 and $45 at December 31, 2005 and 2004, respectively	8,382	5,161
Unbilled receivables	305	—
Other current assets	282	402
Current assets to be disposed	1	32

Total Current Assets	12,451	5,738

Property and equipment, net of accumulated depreciation of $1,800 and $7,483 at December 31, 2005 and 2004, respectively	493	675
Other assets	87	136

	$13,031	$6,549

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,269	$912
Accrued wages and benefits	2,326	1,222
Income taxes payable	129	73
Dividends payable	533	—
Revolving line of credit	—	430
Current maturities of other long-term obligations	—	6
Current liabilities to be disposed	83	69

Total Current Liabilities	4,340	2,712

Indebtedness to related parties	—	1,400
Other long-term obligations	274	6

Total Liabilities	4,614	4,118

Commitments and Contingencies (Notes 11 and 13)
Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 13,209,119 and 12,241,822 shares issued and 10,655,243 and 9,687,946 shares outstanding at December 31, 2005 and 2004, respectively	$132	$122
Additional paid-in capital	26,419	26,238
Retained earnings (accumulated deficit)	4,294	(788)
Accumulated other comprehensive gain (loss)	31	(682)
Treasury stock, 2,553,876 at December 31, 2005 and 2004, respectively, at cost	(22,459)	(22,459)

Total Stockholders' Equity	8,417	2,431

	$13,031	$6,549

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	In thousands, except share data
Consulting revenue before reimbursements	$42,966	$29,928	$29,747
Reimbursements	96	92	528

Total revenue	43,062	30,020	30,275

Cost of sales before reimbursable expenses	20,540	14,908	14,841
Reimbursable expenses	96	92	528

Total cost of sales	20,636	15,000	15,369

Gross profit	22,426	15,020	14,906
Selling, general and administrative	13,500	12,373	11,623
Sublease losses	610	—	153

Operating income	8,316	2,647	3,130
Interest income (expense), net	(13)	(279)	(625)
Other income (expense), net	—	—	(3)

Income from continuing operations before income taxes	8,303	2,368	2,502
Income taxes (benefit)	329	—	(316)

Income from continuing operations before the cumulative effect of a change in accounting principle	7,974	2,368	2,818
Loss on discontinued operations, net of related tax expense effect of $58 in 2005 and tax benefit effect of $44 and $184 for the years 2004 and 2003, respectively	1,212	893	2,106

Income before the cumulative effect of a change in accounting principle	6,762	1,475	712
Cumulative effect of a change in accounting principle, net of related income tax benefit of $0.5	(10)	—	—

Net income	$6,752	$1,475	$712

Earnings per share:
Basic:
Income from continuing operations	$0.76	$0.25	$0.29
Loss on discontinued operations, net of tax effect	(0.12)	(0.10)	(0.22)
Cumulative effect of a change in accounting principle, net of tax effect	—	—	—

Net income	$0.64	$0.15	$0.07
Diluted:
Income from continuing operations	$0.75	$0.22	$0.28
Loss on discontinued operations, net of tax effect	(0.12)	(0.08)	(0.21)
Cumulative effect of a change in accounting principle, net of tax effect	—	—	—

Net Income	$0.63	$0.14	$0.07
Weighted average shares:
Basic	10,512,703	9,658,131	9,555,662
Diluted	10,702,375	10,548,922	10,169,575

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(DEFICIT)

	Common Stock					Treasury Stock
			Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Shares	Amount	Total
	In thousands, except share data
Balance as of January 1, 2003	12,109,538	$121	$26,638	$(3,509)	$(793)	2,553,876	$(22,459)	$(2)
Discounted common stock options under employee stock option plans			(42)					(42)
Reclass compensation expense for stock options canceled in prior years			(534)	534				—
Comprehensive income:
Foreign currency translation adjustment reclassified to net loss, net of tax (Note 1(q))					7			7
Net Income				712				712

Total Comprehensive Income								719
Balance as of December 31, 2003	12,109,538	121	26,062	(2,263)	(786)	2,553,876	(22,459)	675

Exercise of stock options for 132,284 shares of common stock	132,284	1	51					52
Amortization of non-employee stock compensation			131					131
Discounted common stock options under employee stock option plans			(6)					(6)
Comprehensive income:
Foreign currency translation adjustment reclassified to net loss, net of tax (Note 1(q))					104			104
Net Income				1,475				1,475

Total Comprehensive Income								1,579
Balance as of December 31, 2004	12,241,822	122	26,238	(788)	(682)	2,553,876	(22,459)	2,431

Exercise of stock options for 97,499 shares of common stock	97,499	1	35					36
Exercise of stock warrants for 869,798 shares of common stock	869,798	9	252					261
Repurchase of stock warrants			(113)	(1,137)				(1,250)
Deferred compensation from restricted stock grants			18					18
Discounted common stock options under employee stock option plans			(11)					(11)
Dividends				(533)				(533)
Comprehensive income:								—
Foreign currency translation adjustment reclassified to net loss, net of tax (Note 1(q))					713			713
Net Income				6,752				6,752

Total Comprehensive Income								7,465
Balance as of December 31, 2005	13,209,119	$132	$26,419	$4,294	$31	2,553,876	$(22,459)	$8,417

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	In thousands of dollars
Cash Flows from Operating Activities:
Net income	$6,752	$1,475	$712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	285	449	853
Amortization	19	19	19
Amortization of debt discount	—	—	99
Loss on disposal of assets	72	—	59
Bad debt	59	116	126
Loss on subleases	510	—	153
Cumulative translation adjustment	713	104	7
Cumulative effect of a change in accounting principle	11	—	—
Stock based compensation expense	18	131	—
Cancellation of stock option grants	(11)	(6)	(42)
Other	1	8	(9)
Change in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(3,241)	(1,703)	2,903
(Increase) decrease in unbilled receivables	(314)	285	(253)
(Increase) decrease in other assets	130	(36)	260
Increase (decrease) in accounts payable and accrued liabilities	1,237	(217)	(258)
Increase (decrease) in income taxes payable	51	(39)	(386)

Net cash provided by operating activities	6,292	586	4,243
Cash Flows From Investing Activities:
Proceeds from sale of assets	1	—	—
Capital expenditures	(167)	(42)	(125)

Net cash used in investing activities	(166)	(42)	(125)
Cash Flows From Financing Activities:
Issuance of common stock	10	1	—
Proceeds from exercise of stock options	35	51	—
Proceeds from exercise of stock warrants	252	—	—
Repurchase of stock warrants	(1,250)	—	—
Repayment of related party indebtedness	(1,400)	—	(71)
Repayments of debt and other long-term obligations	(11)	(2,806)	(2,201)
Net advances (repayments)—line of credit	(430)	430	(2,251)

Net cash used in financing activities	(2,794)	(2,324)	(4,523)
Effect of exchange rate changes on cash	6	(1)	(3)

Net change in cash	3,338	(1,781)	(408)
Cash and cash equivalents
Beginning of period	143	1,924	2,332

End of period	$3,481	$143	$1,924

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005

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

        (b)   Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain amounts from prior years have been reclassified to conform to the 2005 presentation.

        (c)   Accounting Changes—The Company adopted the provisions of FASB Statement No. 123(R), "Share-Based Payments" on October 1, 2005. The Company applied the provisions of FAS 123(R) using the modified prospective application method. Under this method, the difference between the accumulated deferred compensation costs of liability awards using fair value as defined in FASB Statement No. 123, "Accounting for Stock-Based Compensation," and the accumulated deferred compensation costs using the intrinsic method under APB Opinion No. 25, "Accounting for Stock Issued to Employees" is recorded as a cumulative effect of a change in accounting principle in the period of the change. The Company recorded $10,000, net of tax, on October 1, 2005 related to this change in accounting principle. Financial statements for periods prior to 2005 are presented as previously reported, and adoption of FAS 123(R) had no effect on beginning retained earnings.

        (d)   Earnings Per Share—Earnings per common share is presented in accordance with the provisions of the FASB Statement No. 128, "Earnings Per Share", which requires the presentation of "basic" and "diluted" earnings per share. Basic earnings (loss) per share is based on the weighted average shares outstanding. Diluted earnings (loss) per share includes the effect of dilutive securities such as stock options and warrants.

The following table reconciles basic earnings per share to diluted earnings per share under the provisions of FAS 128.

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	In thousands, except per share data
Year Ended December 31, 2005
Basic earnings per share	$6,752	10,513	$0.64
Effect of dilutive securities:
Options	—	189	(0.01)

Diluted earnings per share	$6,752	10,702	$0.63

Year Ended December 31, 2004
Basic earnings per share	$1,475	9,658	$0.15
Effect of dilutive securities:
Options and warrants	—	891	(0.01)

Diluted earnings per share	$1,475	10,549	$0.14

Year Ended December 31, 2003
Basic earnings per share	$712	9,556	$0.07
Effect of dilutive securities:
Options and warrants	—	614	—

Diluted earnings per share	$712	10,170	$0.07

        Total stock options and warrants outstanding in 2005, 2004 and 2003 that are not included in the diluted earnings per share computation due to their antidilutive effects are approximately 205,000, 1,313,000, and 1,931,000, respectively. Such options and warrants are excluded due to exercise prices exceeding the average market value of the Company's common stock in 2005, 2004 and 2003.

        (e)   Management's Estimates and Assumptions—The presentation of financial statements in conformity with U.S. generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. The Company considers revenue recognition, the valuation allowance for deferred taxes, and accumulated other comprehensive loss to be the most significant estimates.

        (f)    Warrants—During 2002, the Company executed a Warrant Purchase Agreement exercisable for 434,899 shares of common stock to General John T. Chain, Jr., Chairman of its Board of Directors, in consideration for a note in the amount of $1.0 million. The warrants were issued with an exercise price of $0.30 per share and an expiration date of September 20, 2007. These warrants were valued at $0.30 based on the Black-Scholes model. On February 16, 2005 General Chain exercised his outstanding warrants in full. The Company received the purchase price from General Chain, and on February 23, 2005, the Company issued 434,899 shares of unregistered common stock to General Chain. A Warrant Purchase Agreement exercisable for 434,899 shares of common stock was also granted during 2002 to Mr. Edward P. Evans, a stockholder, in consideration for a note in the amount of $1.0 million. The warrants were issued with an exercise price of $0.30 per share and an expiration date of October 17, 2007. These warrants were valued at $0.30 based on the Black-Scholes model. On February 14, 2005, Mr. Edward P. Evans exercised his outstanding warrants in full. The Company received the purchase price from Mr. Evans, and on February 23, 2005 the Company issued 434,899 shares of unregistered common stock to Mr. Evans.

On November 26, 2002, a Warrant Purchase Agreement exercisable for 397,443 shares of common stock was granted to Comerica Bank, the Company's former senior lender, in consideration for amending its credit facility. The warrants were issued with an exercise price of $0.30 and an expiration date of November 26, 2007. These warrants were valued at $0.37 based on the Black Scholes model. The total fair value of the warrants issued in 2002 was allocated between the warrants and the related debt based on the relative fair value of each. The portion attributable to the warrants was $284,000 and initially recorded as a reduction, or "discount," of the related debt and a corresponding increase in additional paid in capital. The discount was accreted to interest expense over the life of the debt. Interest expense of $99,000 and $185,000 was recorded related to these warrants in 2003 and 2002, respectively. As of December 31, 2003, the discount had been fully accreted. On September 27, 2005, the Company repurchased the warrants for $1.25 million cash, or $3.145 per share, which represented a 37% discount from the market price on that date.

        During 1997, the Company issued 225,000 warrants to purchase common stock to a financial advisor of the Company. During 1998, 175,000 warrants expired. The remaining 50,000 warrants were re-priced at the exercise price of $9.125 per share, the market price on the date of re-pricing. On October 28, 2003, the remaining 50,000 warrants expired.

        (g)   Advertising—The Company expenses the costs of advertising as incurred. Advertising expense was $0.1 million, $0.1 million, and $0.2 million for the years ended December 31, 2005, 2004, and 2003, respectively.

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

        (i)    Capitalized Software Development Costs—The Company capitalized $0.3 million during 2002 and $0.3 during 2001 of certain software development costs, once technological feasibility was achieved. Capitalization of software development costs ceased when the product was available for sale. Software development costs incurred prior to achieving technological feasibility were charged to selling, general and administrative expense. Amortization of previously capitalized software development costs were $20,000 in 2005 and $0.2 million in 2004 and 2003, respectively. Unamortized software development costs were $0, $37,000 and $0.2 million at December 31, 2005, 2004 and 2003, respectively. During 2005, the company recorded a $17,000 loss on the disposal of those assets.

        (j)    Revenue—Revenue contracts specify fixed fees, task-based or deliverable-based fees, or incentives based fees tied to improvements achieved. Revenue is recognized when realizable and earned generally as services are provided over the life of the contract. Fixed fee revenue is recognized on a percentage completion method, based on direct labor hours expended. Task-based, or deliverable based, fees are recognized when the task/deliverable is completed and delivered to the client. Incentive fee revenue is recognized in the period in which the related improvements are achieved. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, the Company obtains customer agreement to these achievements prior to recognizing revenue.

        (k)   Unbilled Receivables—Although fixed fee revenue recognition generally coincides with billings the Company may structure fee billings to increase in the latter stages of a program. In such instances, revenues recognized for services provided are represented in unbilled receivables.

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

        (o)   Accounts Receivable and Allowance for Doubtful Accounts—The Company records trade receivables related to billings to its clients for consulting services. Trade receivables normally have terms of 30 to 60 days. The Company has no interest provision for trade accounts receivable that are past due. Trade accounts receivable are considered past due when the amount due is still uncollected at the time the terms per the trade receivable have expired. An allowance for doubtful accounts is provided when necessary and is evaluated periodically on a client-by-client basis. For the years ended December 31, 2005 and 2004 there were no receivables written off against the allowance.

        (p)   Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company encounters a certain amount of credit risk as a result of a concentration of unsecured receivables among a few significant clients. Accounts receivable from the company's largest client, CACI, INC.—FEDERAL (formerly known as CACI AB, Inc. and previously Acton Burnell, Inc.), a wholly-owned subsidiary of CACI International Inc. (www.caci.com), totaled $5.0 million and $3.2 million, or 59% and 61% of accounts receivable at December 31, 2005 and 2004, respectively. Accounts receivable from another client, the United States Navy, totaled $2.8 million and $1.2 million, or 33% and 23%, of accounts receivable at December 31, 2005 and 2004, respectively. Both clients typically pay within 30 days and as of the filing of this report all amounts outstanding at December 31, 2005 had been collected from these clients.

        The Company is currently operating in Asia where potential economic turmoil may result in significant fluctuations in the value of certain foreign currencies versus the United States dollar. The Company may experience difficulties expanding its operations or may encounter other collection issues if economic conditions should change. There were no significant concentrations of credit risk in these foreign operations as of December 31, 2005.

        (q)   Foreign Currency Translation—The Company's reporting and functional currency is the United States dollar. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. Monetary assets such as cash, accounts receivable and most liabilities are remeasured at the period end exchange rate. All other assets, liabilities and stockholders' equity are remeasured based on the historical rates that existed at the time of the transaction. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. Revenue and expense transactions are remeasured at the average exchange rate for the period. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. Remeasurement gains were $7,000 for the year ended December 31, 2005. Remeasurement losses were $8,000 and $3,000 for the years ending December 31, 2004, and 2003, respectively. There is no translation adjustment to the separate component of stockholders' equity or adjustment to comprehensive income.

Prior to the change of the Company's reporting and functional currency to the United States dollar, all adjustments resulting from the translation of foreign currency financial statements were recorded and reported as a separate component of stockholders' equity titled "Accumulated other comprehensive loss." Generally accepted accounting principles require that such amounts be reclassified to the income statement and recorded as a non-cash charge to operations upon discontinuance of the operation that generated such currency adjustments. At the beginning of 2005, the accumulation of prior years' translation adjustments of approximately $682,000 included in accumulated other comprehensive loss related primarily to the Company's Swiss operations in Europe of $713,000. During 2005 the Company liquidated its subsidiaries in Switzerland, and as a result, reclassified $713,000 from other accumulated comprehensive loss to the income statement. The resulting reclassification was recorded as a non-cash charge to operations for the year then ended. The Company reclassified approximately $713,000, $104,000 and $7,000 to selling, general and administrative expense during the years 2005, 2004, and 2003, respectively, as a result of the substantial liquidation of certain foreign subsidiaries.

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

        (t)    Stock Appreciation Rights—Effective April 8, 2003 the Company entered into two Stock Appreciation Right ("SAR") agreements with John R. Hamann, former CEO of the Company, and James T. Taylor current CEO of the Company. Mr. Hamann's agreement granted him 170,317 SARs at a price of $0.42 per SAR. The SARs were exercisable in full or in part immediately upon grant and entitled Mr. Hamann to a cash payment equal to the fair market value, as defined in the agreement, of a share of common stock of the Company over $0.42 per share. In the third quarter of 2004, Mr. Hamann exercised 42,400 SARs, which the Company paid. On December 31, 2004, Mr. Hamann exercised his remaining 127,917 SARs, which the Company paid on January 4, 2005 in accordance with the SARs agreement.

Mr. Taylor's agreement granted him 99,351 SARs at a price of $0.42 per SAR. The SARs are exercisable in full or in part immediately upon grant and entitle Mr. Taylor to a cash payment equal to the fair market value, as defined in the agreement, of a share of common stock of the Company over

$0.42 per share. Mr. Taylor's SARs expire the earlier of (a) three months following the date Mr. Taylor ceases to be an employee of the Company other than by reason of death, retirement or disability as each term is defined in the Company's 1997 Stock Option Plan or (b) if Mr. Taylor ceases to be an employee due to death, retirement or disability, the dates set forth in Article 9 of the 1997 Stock Option Plan. The total amount expense related to the aforementioned SAR agreements was $684,000, inclusive of a cumulative change in accounting principle of $11,000, and $238,000 for the years ended December 31, 2005 and 2004, respectively. Amounts due to SAR holders are classified as a current liability based upon the immediate exercisability of the SAR, and the total amount due was $782,000 and $243,000 at December 31, 2005 and 2004, respectively.

        Under the terms of the Mr. Taylor's SAR agreement, fair market value is defined as the last reported sale price of Common Stock on the Nasdaq Capital Market on the last business day of the previous calendar quarter. Prior to October 1, 2005, the Company accounted for the SARs under the intrinsic value method specified in APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations, and the amount classified as a current liability based upon immediate exercisability of the SAR was $243,000 as of December 31, 2005. Effective October 1, 2005, the company adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment,", as discussed in Note 1(u) below, requiring the Company to value the liability attributable to the SAR using a fair value pricing model. Using the Black-Scholes option pricing model, the Company recorded the fair value of the SAR liability of $782,000 at December 31, 2005. However, under the terms of SAR agreement, Mr. Taylor would receive $773,000 in cash upon exercise calculated on the difference between $0.42 and the closing price on the last business day of the previous quarter of $8.20. Under FAS 123(R), any difference between the amount carried as a liability and the actual settlement amount is recorded in the period the SAR is settled.

        (u)   Stock Based Compensation—The Company grants incentive and non-qualified stock options and has reserved 3,550,000 shares of common stock for issuance under its stock option plans. Options to purchase shares of the Company's common stock have been granted to directors, officers and employees. The majority of the options granted become exercisable at the rate of 20% per year, and generally expire ten years after the date of grant.

        On December 20, the Company adopted the 2005 Omnibus Stock and Incentive Plan which allowed an additional 1,000,000 shares to become available for awards as options, SARs, restricted shares or performance awards. Under this plan, 650,000 restricted stock awards were been granted to employees in 2005. These awards vest between three and five years and expire 90 days after termination.

        Prior to October 1, 2005, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost was reflected in the nine month period ending September 30, 2005 or in the years ended December 31, 2004 or 2003 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, the company adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment," which revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" using the modified prospective application method. Under the modified prospective method of adoption selected by the company under the provisions of FASB Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," compensation cost recognized in the fourth quarter 2005 is the same as that which would have been recognized had the recognition provisions of FAS 123 been applied from its original effective date. Results for prior years have not been restated. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model and the risk-free interest rate was based on the U.S. 10-year Treasury Bond yield. Beginning in October 2005, with the adoption of FAS 123(R), the expected life of stock options and grants are estimated using the term of the awards granted and historical experience. This information is summarized as follows:

	2005	2004	2003
Dividend yield	3%	0%	0%
Expected volatility	65%	85%	85%
Risk free interest rate	4%	3%	3%
Expected life (years)	5	5	5

        The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Year Ended December 31,
	2005	2004	2003
	In thousands of dollars
Net income, as reported	$6,752	$1,475	$712
Add: Stock-based employee compensation expense	17	—	—
Deduct: Total stock-based compensation adjusted for stock option cancellations	(12)	(6)	(52)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(73)	(128)	(295)

Pro forma net income	$6,684	$1,341	$365

Earnings (loss) per share
As reported:
Basic	$0.64	$0.15	$0.07
Diluted	$0.63	$0.14	$0.07
Pro forma:
Basic	$0.64	$0.14	$0.04
Diluted	$0.62	$0.12	$0.03

        Upon the adoption of the FAS 123(R) the Company recorded $10,000, net of tax effects, for the effect of a change in accounting policy. The charge was directly related to the difference in the accumulated compensation costs of its Stock Appreciation Rights liability awards under the intrinsic method and the fair value at October 1, 2005 and treated as an accounting change under APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements."

        The Company already accounts for stock-based compensation for non-employees under the fair value method prescribed by FASB Statement No. 123, "Accounting for Stock-Based Compensation." On January 12, 2004, the Company's then CEO, John R. Hamann resigned. As part of the separation agreement between the Company and Mr. Hamann, the expiration date of his 329,683 outstanding options was extended to January 12, 2005. Under generally accepted accounting principles, a modification to terms of an option cancels the existing option, and the option is considered a new issuance; in this case to a non-employee to be accounted for under the fair value method as required under EITF 00-18. The Company recorded approximately $358 and $131,311 for the years ending December 31, 2005 and 2004, respectively, related to this transaction. There were no other stock-based compensation grants to non-employees during 2005, 2004 or 2003, respectively.

        (v)   Recent Accounting Pronouncements—In May 2005, FASB Statement No. 154, "Accounting Changes and Error Corrections" was issued. This new standard replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." Under FAS 154, voluntary changes in accounting principles are applied retrospectively with all prior period financial statements presented based on the new accounting principle. FAS 154 also requires that changes in depreciation or amortization methods for long-lived assets be accounted for prospectively as a change in estimate and that correction of errors in previously issued financial statements should be treated as a restatement. The adoption of the provisions of the FAS 154 on January 1, 2006 will not have a material impact on our financial position or results of operations.

Note 2 Discontinued Operations

        In the second quarter of 2005, management of the Company committed to an exit plan related to its wholly owned subsidiary in Switzerland. This action was taken in response to declining revenue and cash flows from the operations of this subsidiary during 2004 and 2005. All existing revenue contracts of this subsidiary were completed in the second quarter of 2004, and the subsidiary had no significant assets or operations. Selling efforts during 2004 and the first quarter of 2005 were unsuccessful, and as a result, management decided to liquidate the Swiss subsidiary. Approximately $178,000 was accrued for costs expected to be incurred during the last half of 2005 and was classified as a current liability at June 30, 2005, based on the expected completion date of the liquidation, and included in selling, general and administrative expenses for the second quarter of 2005. The accrual was comprised of $108,000 in compensation and benefits, $9,000 in losses on disposal of assets, $34,000 in legal and accounting costs and $27,000 in other administrative costs. For the six months ended December 31, 2005, approximately $143,000 in cash was paid related to exit activities.

        In December 2005, the Company liquidated the remaining investment in its Swiss subsidiaries and will have no significant continuing involvement in Switzerland. The Company eliminated the operations and cash flows of the Swiss subsidiaries from ongoing operations, and has presented the results of the Swiss subsidiaries as discontinued operations for all periods. The Company has accrued approximately $165,000 for existing remaining obligations as of December 31, 2005. The accrual was comprised of $95,000 in compensation and benefits, $27,000 in legal and accounting costs and $43,000 in other administrative costs.

	Discontinued Operations for the Year Ended
	2005	2004	2003
	(in thousands)
Revenues	$—	$10	$132
Loss before income tax	$1,270	$849	$1,922
Net loss	$1,212	$893	$2,106

Note 3 Financing Agreement and Liquidity

        On August 16, 2004, the Company signed a $5.5 million revolving line of credit with Bank of America, N.A., replacing Comerica Bank as the Company's senior lender. The Company paid $55,000 as a commitment fee to obtain the financing. All inventory, chattel paper, accounts, equipment and general intangibles of the Company secure the credit facility. The line of credit is subject to a borrowing base calculated as a percentage of the Company's eligible United States trade accounts receivable less than 90 days old. The credit facility matures August 21, 2006, and bears interest at the prime rate, or LIBOR plus 2.5%, if elected, to be paid monthly. The unused portion of the line of credit bears interest at an annual rate of 0.375%, paid quarterly. The credit agreement contains financial and non-financial covenants, which if breached, could result in acceleration of amounts owed under the credit facility and the senior lender would be able to foreclose on the Company's assets. On February 7, 2005, the Company signed an amendment to the credit facility with Bank of America, N.A. allowing, but not requiring, the Company to make regularly scheduled payments of principal of $0.1 million each month against General Chain's subordinated debt so long as the Company is not in default on any agreement with Bank of America, N.A. On May 27, 2005, the Company signed an amendment to its loan agreement eliminating an overadvance provision from the original agreement that the Company had never used, removing all restrictions on repayment of subordinated debt and changing the financials covenants. The amended financial covenants are tested quarterly and require the Company to:

  (1)
  maintain a debt service coverage ratio of at least 1.25 to 1;

  (2)
  maintain a funded debt to EBITDA ratio of 2.5 to 1;

  (3)
  restrict annual capital expenditures to $0.5 million or less; and,

  (4)
  maintain minimum EBITDA of $1.7 million.

        At December 31, 2005, the outstanding balance on the line of credit was zero, and had not been drawn on since it was paid in full on June 2, 2005. The Company was in compliance with all of its debt covenants.

        The Company utilized the credit line with Bank of America, N.A. to meet working capital requirements during 2005 and 2004. During 2003, the Company utilized a credit facility with its former senior lender, Comerica Bank. Total interest expense under bank credit facilities was $4,000, $135,000, and $384,000 for 2005, 2004, and 2003 respectively. The Company incurred commitment fees on the unused portion of the credit facility in 2005 and 2004, totaling $21,000 and $9,000, respectively, at an interest rate of 0.375%. The credit facility contained no provision for unused commitment fees in 2003.

        Total interest expense for 2005 was $92,000, comprised of $25,000 related to bank debt and $60,000 for related party debt, and $7,000 to other parties.

        Total interest expense for 2004 was $289,000, comprised of $143,000 related to bank debt and $145,000 for related party debt, and $1,000 to other parties.

        Total interest expense for 2003 was $632,000, comprised of $384,000 related to bank debt, $144,000 for related party debt, $99,000 related to warrants and $5,000 to other parties.

        At December 31, 2005, the Company had no outstanding amounts on its credit facility.

        At December 31, 2004, the outstanding balance on the line of credit was $0.4 million, classified as a current liability, and the Company was in compliance with all of its debt covenants.

Note 4 Other Assets

	December 31,
	2005	2004
	In thousands of dollars
Accounts receivable, employees	$—	$51
Prepaid expenses	246	202
Current receivables	16	100
Income tax receivable	50	109
Investment in Texas Stadium Suite, net of accumulated amortization expense	57	76

	369	538
Less current portion	(282)	(402)

	$87	$136

Note 5 Property and Equipment

	December 31,
	2005	2004
	In thousands of dollars
Equipment	$875	$3,982
Furniture and fixtures	561	1,471
Leasehold improvements	747	2,007
Computer software	110	669
Equipment under capital leases	—	29

	2,293	8,158
Less accumulated depreciation and amortization	(1,800)	(7,483)

	$493	$675

        During the year ended December 31, 2005, the Company identified approximately $6.0 million in fixed assets with related accumulated depreciation of approximately $6.0 million that were no longer utilized. The Company recorded a loss of $73,706 upon disposal of these assets. Also during the year, the Company purchased all its equipment being leased under capital leases resulting in a gain of $800.

        Depreciation from equipment under capital leases totaled $7,000 in 2005 and $6,000 in 2004.

Note 6 Accounts Payable and Accrued Liabilities

	December 31,
	2005	2004
	In thousands of dollars
Accounts payable trade	$358	$225
Other accrued liabilities	911	687

	$1,269	$912

Note 7 Accrued Wages and Benefits

	December 31,
	2005	2004
	In thousands of dollars
Accrued salaries and benefits	$336	$350
Stock appreciation rights	782	243
Accrued bonuses and sales commissions	1,208	629

	$2,326	$1,222

Note 8 Other Long-Term Obligations

	December 31,
	2005	2004
	In thousands of dollars
Capital lease	$—	$12
Sublease obligations	413	—

	413	12
Less current portion	(139)	(6)

	$274	$6

Note 9 Income Taxes

        The domestic and foreign source components of income (loss) from continuing operations before taxes are as follows:

	Year Ended December 31,
	2005	2004	2003
	In thousands of dollars
Domestic sources	$8,527	$(11,425)	$4,106
Foreign sources	(224)	13,793	(1,604)

	$8,303	$2,368	$2,502

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

        The reconciliation of income tax from continuing operations computed at the United States federal statutory tax rate to the Company's effective income tax rate is as follow:

	Year Ended December 31,
	2005	2004	2003
	In thousands of dollars
Income taxes at statutory rate	$2,819	$805	$851
Effect on taxes resulting from:
State taxes	87	68	70
Utilization of federal and foreign net operating losses, less benefit received	(2,811)	(734)	(1,472)
Unbenefitted losses of foreign subsidiary	76	—	—
Effect of United States and foreign minimum taxes	(119)	(11)	134
United States federal tax refund	—	(34)	—
Other (primarily permanent differences)	277	(94)	101

Income tax (benefit)	$329	$—	$(316)

        Federal, state and foreign income tax expense (benefit) from continuing operations consists of the following:

	Year Ended December 31,
	2005	2004	2003
	In thousands of dollars
Current tax expense (benefit):
Federal	$239	$(68)	$(308)
State	87	68	70
Foreign	3	—	(78)

	329	—	(316)
Deferred tax expense:
Federal	—	—	—
State	—	—	—

	—	—	—

	$329	—	$(316)

        Significant components of the Company's net deferred tax assets (liabilities) for federal and state income taxes are as follows:

	December 31,
	2005	2004
	In thousands of dollars
Deferred tax assets:
Net operating loss carryforward	$1,234	$4,270
Foreign tax credit carryforward	—	3
Allowance for doubtful accounts	47	15
Accrued expenses	388	111
Deferred compensation	106	—
Fixed assets	—	37
Minimum tax credit carryforward	105	197
Charitable contribution carryforward	—	52

	1,880	4,685
Valuation allowance	(1,880)	(4,685)

Total deferred tax assets	—	—
Deferred tax liabilities:
Fixed assets	—	—

Total deferred tax liabilities	—	—

Net deferred tax asset	$—	$—

        At December 31, 2005, the Company had $3.1 million of United States Federal net operating loss carry-forwards. These carry forwards are subject to a $0.2 million Section 382 annual limitation expiring 2022. At December 31, 2005, the Company had approximately $1.1 million of state net operating loss carryovers, expiring at various times. Due to liquidation proceedings in the Company's Asia and Europe subsidiaries, foreign net operating losses of $0.7 million and $2.5 million, respectively, were forfeited.

        At December 31, 2004 the Company had $11.4 million of United States federal net operating loss carryforwards, of which $3.3 million is subject to a $0.2 million Section 382 annual limitation. At December 31, 2004, the Company had approximately $9.2 million of state net operating loss carryovers, expiring at various times. The Company also had approximately $3.2 million in foreign net operating loss carryovers at December 31, 2004 of which $0.7 million were in Asian subsidiaries and $2.5 million were in European subsidiaries. Due to liquidation proceedings and operating losses in these subsidiaries, the foreign net operating losses will be forfeited, and therefore no deferred tax asset was established for the foreign NOLs.

        While a valuation allowance is currently required for the Company's net deferred tax assets, the United States deferred tax assets remain available for use in the future to offset future income tax liabilities, should sufficient amounts of United States and foreign income be generated in the carryforward periods.

Note 10 Employee Benefit Plans

        The Company sponsors a 401(k) retirement plan. The Company, at its discretion, may match a portion of the participants' contribution or make a profit-sharing contribution. Participants vested in the Company's contributions ratably over five years and may join immediately. Matching contributions were

$739,000 and $535,000 for the years ending December 31, 2005 and 2004, respectively. A profit-sharing contribution of $50,000 was made for the year ending December 31, 2003.

Note 11 Commitments and Contingencies

Operating lease commitments

        The Company leases office space, vehicles and various types of office equipment under non-cancelable operating leases. Rent expense related to operating leases totaled $1.5 million in 2005, $1.0 million for 2004 and $1.4 million for 2003.

        In November 2005, the Company entered into a new lease agreement for its current office space in Irving, Texas. The new lease agreement becomes effective April 1, 2006 and expires on March 31, 2012. Minimum lease payments required under non-cancelable operating lease arrangements subsequent to December 31, 2005, net of rental income of $347,515 in 2006 and $259,282 in 2007, are as follows:

Operating Leases
In thousands of dollars
2006	$1,263
2007	1,064
2008	695
2009	482
2010	362
Thereafter	466

Total minimum lease payments	$4,332

Sublease losses

        In January 2005, the Company evicted its Troy sublessee. The Company subsequently entered into an agreement with another sublessee and recognized an additional liability of approximately $63,000 in the first quarter of 2005. On February 1, 2005, the Company received notice from its sublessee in its Reston facilities of their intent to vacate the premises effective immediately and that it would not fulfill its remaining commitment under the sublease agreement. Subsequent to the notice by the sublessee, the Company entered into an agreement with another sublease and recognized the deferred rental expense of $454,000 in the first quarter of 2005. The Company charged an additional $93,000 to sublease losses for the write off of other sublease-related receivables.

Contingencies

        In 2002, the Company filed for insolvency of its wholly-owned subsidiary headquartered in Frankfurt, Germany and in 2005, the Company filed for insolvency of its wholly-owned subsidiary in Switzerland. During 2005, a suit was filed against the company's subsidiary in Switzerland by the German insolvency administrator to recover approximately $0.3 million related to an intercompany receivable between the two entities. Due to the insolvency of the Swiss entity, the suit was dismissed. The Company believes any future legal action related to the closure of its German and Swiss subsidiaries would not have a material impact on the Company's financial position, results of operations or cash flows in future years.

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

Note 12 Geographic and Major Customer Information

Geographical Information

        The Company provides services within one industry segment. During 2005, 2004, and 2003, the Company conducted business in three geographic areas: North America, Europe, and Asia/Pacific. In the fourth quarter 2005, the Company liquidated its remaining interest in its operations located in Switzerland and revised the presentation of its financial results to reflect the discontinued operations. The geographical revenue and long-lived asset information below has been restated to reflect this change:

	North America	Europe	Asia/Pacific	Total
	In thousands
Year ended December 31, 2005:
Revenue	$43,033	—	$29	$43,062
Income from continuing operations before income taxes	$8,527	—	$(224)	$8,303
Long-lived assets	$580	—	—	$580
Year ended December 31, 2004:
Revenue	$28,930	—	$1,090	$30,020
Income from continuing operations before income taxes	$(11,425)	—	$13,793	$2,368
Long-lived assets	$804	—	$7	$811
Year ended December 31, 2003:
Revenue	$27,110	—	$3,165	$30,275
Income from continuing operations before income taxes	$4,559	$(453)	$(1,604)	$2,502
Long-lived assets	$1,208	—	$14	$1,222

Major Customer Information

        During 2005, one client accounted for approximately $27.9 million or 65% of North America revenues and another client accounted for approximately $13.0 million or 30% of North America revenues. One client accounted for approximately $29,000 or 100% of Asia/Pacific 2005 revenues.

        During 2004, one client accounted for approximately $14.5 million or 50% of North America revenues and another client accounted for approximately $9.8 million or 34% of North America revenues. One client accounted for approximately $698,000 or 64% of Asia/Pacific 2004 revenues and another client accounted for approximately $371,000 or 34% of Asia/Pacific 2004 revenues.

        During 2003, one client accounted for approximately $11.8 million or 44% of North America revenues and another client accounted for approximately $9.7 million or 36% of North America revenues. One client accounted for approximately $1.9 million or 60% of Asia/Pacific 2003 revenues and another client accounted for approximately $698,000 or 22% of Asia/Pacific 2003 venues.

        There were no other clients from whom revenue exceeded 10% of any one geographical region's revenues in the years ended December 31, 2005, 2004, and 2003.

Note 13 Related Party Transactions

        In 2002, the Company issued two promissory notes totaling $1.4 million to its current Chairman of the Board, General John T. Chain, Jr. The notes were subordinated to the Company's senior lender and matured in 2006. On February 7, 2005, the Company signed an amendment to its credit facility with Bank of America, N.A. allowing, but not requiring, the Company to make regularly scheduled principal payments of $0.1 million each month against General Chain's subordinated debt provided that the Company was not in default on any agreement with Bank of America, N.A. The Company made five payments of $0.1 million each, reducing the subordinated debt balance to $0.9 million. On May 7, 2005, the Company signed an amendment to the credit facility releasing the prohibition against repayment of subordinated debt. On June 9, 2005, the Company repaid the remaining $0.9 million balance, including unpaid interest, of its then outstanding subordinated debt to its current Chairman of the Board, General John T. Chain, Jr. Interest payments related to the subordinated debt were $112,508, $141,520 and $202,200 in 2005, 2004 and 2003, respectively.

        A family member of James T. Taylor, the Company's Chief Executive Officer and president, performed advertising and marketing services during 2005 and 2004 for the Company. Fees and expenses paid for these services were approximately $32,300 in 2005 and $4,600 in 2004.

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

        On February 19, 2004, the Company entered into a consulting agreement with its former Asia region president, Mr. G. Toby Marion. Effective May 1, 2004, the Company agreed to pay $408,750, payable in nine installments of $43,750 per month beginning May 31, 2004 and one installment of $15,000 payable in January 2005. Mr. Marion agreed to consult and advise the Company on doing business in Asia. This agreement expired January 31, 2005. Non-compete and other covenants were re-affirmed and carried into the consulting agreement. Under the terms of the agreement, the Company paid $47,813 during 2005 and $393,750 during 2004.

        On July 1, 2003, the Company entered into a consulting agreement with its Chairman, General John T. Chain, Jr. Under the terms of the contract, General Chain received $100,000 annually, in quarterly installments, in return for his services with regards to sales, marketing and financial strategies. The agreement expired June 30, 2005. The Company made payments under this agreement totaling $50,000, $150,000 and $50,000 during 2005, 2004 and 2003, respectively.

        On December 17, 2003, the Company entered into settlement and consulting agreements with a former employee to provide services with regards to the Asian marketplace. The Company paid a total of $0, $184,640 and $21,160 during 2005, 2004 and 2003, respectively.

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

        On December 31, 2003, the Company entered into a consulting agreement with its former Chief Executive Officer, John R. Hamann. Effective January 13, 2004, the Company agreed to pay a total of $450,000 to Mr. Hamann in return for his services as an advisor to the Chairman of the Board and seeking out new business for the Company. Monthly payments of $37,500 were made until expiration of this agreement on January 12, 2005. In addition, the Company agreed to pay Mr. Hamann a commission of five percent of the value on any new U.S. commercial business for the Company for clients identified by Mr. Hamann prior to January 13, 2005 and which leads to business under contract prior to July 13, 2005. Non-compete and other covenants were re-affirmed and carried into the consulting agreement. Under the terms of the agreement, the Company paid $13,846 and $436,154 for consulting services and $0 for commissions during 2005 and 2004, respectively. No amounts were earned or paid as commissions to Mr. Hamann during 2005 or 2004.

        A family member of John R. Hamann, the Company's former Chief Executive Officer, performed, on a contract basis, marketing services during 2003. Fees and expenses related to these services were $30,000 in 2003.

        On March 29, 2002, the Company issued a promissory note in the original amount of $92,000 to its then Chief Executive Officer, John R. Hamann. Although this note was subordinated to the Company's senior lender, it was repaid to Mr. Hamann in full on April 17, 2003, including unpaid interest, with the permission of the senior lender. Total interest payments related to this note were $9,000 in 2003.

Note 14 Stock Based Awards

Options

        A summary of the status of the Company's stock options to employees as of December 31, 2005, 2004, and 2003 and changes in the years then ended is presented below.

	2005		2004		2003
Common Option Shares	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	936,516	$6.24	1,277,817	$4.93	1,214,788	$5.41
Granted	200	6.47	—	—	100,000	0.40
Exercised	(100)	(0.94)	(229,683)	0.38	—	—
Expired	—	—	—		—
Forfeited	(511,913)	(7.49)	(111,618)	3.29	(36,971)	8.57

Outstanding at end of year	424,703	4.74	936,516	6.24	1,277,817	4.93

Options exercisable at year-end	424,703	$4.74	804,929	$6.13	915,966	$5.44
Weighted average grant-date fair value of options granted		$6.47		$—		$0.18

        The following table summarizes information about stock options outstanding at December 31, 2005.

		Options Outstanding and Exercisable
Common Options		Weighted Average Remaining Contractual Life (Years)
Exercise Price	Outstanding and Exercisable		Weighted Average Exercise Price
$ 0.37-7.94	314,149	5.53	$2.83
8.00-9.75	74,104	2.07	8.85
10.09-13.00	23,850	3.17	11.01
14.38-16.88	12,600	0.62	16.38

$ 0.37-16.88	424,703	4.65	$4.74

        The total intrinsic value (the excess of market price over the exercise price) was approximately $1.7 million for stock options outstanding and exercisable as of December 31, 2005. The total intrinsic value for stock options exercised in 2005 was approximately $406.

        The amount of cash received from the exercise of stock options during 2005 was approximately $94.

        Changes in the Company's outstanding options during 2005 were as follows:

	2005
	Shares	Weighted Average Exercise Price
Nonvested options at the January 1, 2005	131,587	$6.94
Granted	200	6.47
Vested	(26,787)	(1.59)
Forfeited	(105,000)	(8.29)

Non vested options at December 31, 2005	—	$—

Restricted Stock

        Under the 2005 Omnibus Stock and Incentive Plan, the Company is able to grant restricted stock. In 2005, the Company granted approximately 350,000 performance awards and 300,000 market awards to employees under this plan. The restricted stock awards performance awards vest over 3 years and the restricted stock market awards become available and vest over 5 years. The fair value of the performance awards is the excess of market price at grant date over the exercise price, which is zero. The fair value of the market awards were determined using a binomial lattice method. The awards are summarized below:

	2005
Restricted Stock	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—
Granted	650,000	0.00

Outstanding at end of year	650,000	$0.00

Restricted stock exercisable at year-end	—
Weighted average grant-date fair value of restricted stock granted		$1.28

        There was no restricted stock outstanding and exercisable as of December 31, 2005. There was no restricted stock redeemed in 2005.

Warrants

        During 2002, the Company issued stock warrants to two shareholders and to its then senior lender. All warrants held by the Company's shareholders were exercised in February 2005. The warrant held by the Company's former senior lender was cancelled in September 2005 upon repurchase by the

Company(See Note 1(f)). The warrants were exercisable upon issuance and expired five years after date of issuance. Changes in the Company's outstanding warrants were as follows:

	2005		2004		2003
Warrants	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,267,241	$0.30	1,267,241	$0.30	1,317,241	$0.64
Exercised	(869,798)	(0.30)	—	—	—	—
Cancelled	(397,443)	(0.30)	—	—	(50,000)	(9.13)
Expired

Outstanding at end of year	—	—	1,267,241	$0.30	1,267,241	$0.30

Warrants exercisable at year-end	—	$—	1,267,241	$0.30	1,267,241	$0.30
Weighted average grant-date fair value of warrants granted		$—		$—		$—

        There were no outstanding warrants at December 31, 2005.

        The total cash received from the exercise of warrants during 2005 was approximately $261,000.

Stock Appreciation Rights

        Effective April 8, 2003, the Company entered into two Stock Appreciation Rights ("SARs") agreements with John R. Haman, former CEO of the Company, and James T. Taylor, current CEO of the Company (See Note 1(t)). Changes in the Company's outstanding SARs were as follows:

	2005		2004		2003
SARs	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
Outstanding at beginning of year	99,351	$0.42	269,668	$0.42	—
Granted	—	—	—	—	269,668	$0.42
Exercised	—	—	(170,317)	0.42	—	—

Outstanding at end of year	99,351	$0.42	99,351	0.42	269,668	$0.42

SARs exercisable at year-end	99,351	$—	99,351	$0.42	269,668	$0.42
Weighted average grant-date fair value of SARs granted		$—		$—		$0.21

        The total intrinsic value (the excess of market price over the exercise price) was approximately $772,951 for SARs outstanding and exercisable as of December 31, 2005. There were no SARs exercised in 2005.

Note 15 Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2005	2004	2003
	In thousands of dollars
Interest paid	$145	$301	$625
Income taxes paid	$202	$171	$291
Other non-cash financing activities:
Dividends declared	$533	$—	$—

Note 16 Subsequent Events

        On March 17, 2006, the Company's board of directors declared a $0.05 per share dividend, with a record date of March 31, 2006 to be paid April 14, 2006.

Note 17 Valuation and Qualifying Accounts

        The following table summarizes the activity of the allowance for doubtful accounts and the deferred tax asset valuation allowance:

	Year Ended December 31,
	2005	2004	2003
	In thousands of dollars
Allowance for doubtful accounts:
Beginning balance	$114	$45	$45
Additions to expense	92	69	—
Reductions from allowance	(69)	—	—

Ending balance	$137	$114	$45

Deferred tax asset valuation allowance:
Beginning balance	$4,685	$4,507	$7,101
Additions to valuation allowance	—	178	—
Reductions from valuation allowance	(2,805)	—	(2,594)

Ending balance	$1,880	$4,685	$4,507

Note 18 Selected Quarterly Financial Data (Unaudited)

	2005
	For the Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	In thousands, except per share data
Revenue	$7,908	$11,668	$11,786	$11,700
Gross profit	3,670	6,826	6,553	5,377
Operating income from continuing operations	18	3,557	2,735	2,006
Net income (loss)	(127)	3,134	2,663	1,082
Earnings (loss) per share
Basic	$(0.01)	$0.29	$0.25	$0.10
Diluted	$(0.01)	$0.29	$0.25	$0.10
Weighted average shares
Basic	10,077	10,655	10,655	10,655
Diluted	10,077	10,952	10,784	10,810
	2004
	For the Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	In thousands, except per share data
Revenue	$7,119	$7,739	$7,286	$7,876
Gross profit	3,380	3,783	3,593	4,264
Operating income from continuing operations	350	809	541	947
Net income (loss)	50	512	263	650
Earnings (loss) per share
Basic	$0.01	$0.05	$0.03	$0.07
Diluted	$0.00	$0.05	$0.02	$0.06
Weighted average shares
Basic	9,624	9,656	9,665	9,688
Diluted	10,570	10,575	10,529	10,521