Form 10-Q
period 2006-03-31
THOMAS GROUP INC
filed 2006-05-12
CIK 900017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 9, 2006 there were 10,711,506 shares of the registrant’s common stock outstanding.

THOMAS GROUP, INC.

ITEM 1—FINANCIAL STATEMENTS

THOMAS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,457	$3,481
Trade accounts receivable, net of allowances of $137 at March 31, 2006 and December 31, 2005, respectively	9,707	8,382
Unbilled receivables	207	305
Deferred tax asset	306	—
Other current assets	461	282
Current assets to be disposed	9	1
Total Current Assets	15,147	12,451
Property and equipment, net of accumulated depreciation of $1,881 and $1,800 at March 31, 2006 and December 31, 2005, respectively	647	493
Other Assets	113	87
	$15,907	$13,031
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,288	$1,269
Accrued wages and benefits	2,211	2,326
Income taxes payable	1,174	129
Dividends payable	534	533
Current liabilities to be disposed	84	83
Total Current Liabilities	5,291	4,340
Other long-term obligations	209	274
Total Liabilities	5,500	4,614
Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 13,245,382 and 13,209,119 shares issued and 10,691,506 and 10,655,243 shares outstanding at March 31, 2006 and December 31, 2005, respectively	$132	$132
Additional paid-in capital	26,760	26,419
Retained earnings	5,943	4,294
Accumulated other comprehensive gain	31	31
Treasury stock, 2,553,876 shares at March 31, 2006 and December 31, 2005, respectively, at cost	(22,459)	(22,459)
Total Stockholders’ Equity	10,407	8,417
	$15,907	$13,031

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Consulting revenue before reimbursements	$13,194	$7,908
Reimbursements	102	—
Total revenue	13,296	7,908
Cost of sales before reimbursable expenses	6,796	4,238
Reimbursable expenses	102	—
Total cost of sales	6,898	4,238
Gross profit	6,398	3,670
Selling, general and administrative	3,427	3,042
Sublease losses	—	610
Operating income	2,971	18
Interest income (expense), net	56	(46)
Income (loss) from continuing operations before income taxes	3,027	(28)
Income taxes	844	4
Income (loss) from continuing operations	2,183	(32)
Loss on discontinued operations, net of related tax expense effect of $50 and $11 at March 31, 2006 and 2005, respectively	—	(95)
Net income (loss)	$2,183	$(127)
Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$0.20	$(0.00)
Loss on discontinued operations, net of tax effect	—	(0.01)
Net Income (loss)	$0.20	$(0.01)
Diluted:
Income (loss) from continuing operations	$0.20	$(0.00)
Loss on discontinued operations, net of tax effect	—	(0.01)
Net Income (loss)	$0.20	$(0.01)
Weighted average shares:
Basic	10,667,208	10,077,367
Diluted	10,880,410	10,077,367
Cash dividends per share	$0.05	$—

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Cash Flows From Operating Activities:
Net Income	$2,183	$(127)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	81	83
Amortization	5	5
Bad debt recovery	—	(62)
Loss on subleases	—	610
Stock based compensation expense	262	—
Cancellation of stock option grants	(43)	(6)
Other	—	(129)
Change in operating assets and liabilities:
Increase in trade accounts receivable	(1,352)	(390)
(Increase) decrease in unbilled receivables	125	(10)
Increase in other assets	(524)	(122)
Decrease in accounts payable and accrued liabilities	(160)	(191)
Increase in income taxes payable	1,045	7
Net cash provided by (used by) operating activities	1,622	(332)
Cash Flows From Investing Activities:
Capital expenditures	(235)	(22)
Net cash used in investing activities	(235)	(22)
Cash Flows From Financing Activities:
Issuance of common stock	—	10
Proceeds from exercise of stock options	122	35
Proceeds from exercise of stock warrants	—	252
Dividends	(533)	—
Repayments of related party indebtedness	—	(300)
Repayments of debt and other long-term obligations	—	(1)
Net advances—line of credit	—	520
Net cash provided by (used in) financing activities	(411)	516
Effect of exchange rate changes on cash	—	(1)
Net cash provided by operations	976	161
Cash and cash equivalents
Beginning of period	3,481	143
End of period	$4,457	$304

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation—The unaudited consolidated financial statements of Thomas Group, Inc. (the “Company”) include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K for the 2005 fiscal year, filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results of operations for the entire year ending December 31, 2006. Certain amounts from prior periods have been reclassified to conform to the 2006 presentation.

2.   Financing Agreement—On August 16, 2004, the Company agreed to a $5.5 million revolving line of credit with Bank of America, N.A., replacing Comerica bank as the Company’s senior lender. A copy of this loan agreement was filed on August 20, 2004 as Exhibit 99.1 to Form 8-K. All inventory, chattel paper, accounts, equipment and general intangibles of the Company secure the credit facility. The line of credit is subject to a borrowing base calculated as a percentage of the Company’s eligible United States trade accounts receivable less than 90 days old. The credit facility matures August 21, 2006, and bears interest at the prime rate, or LIBOR plus 2.5%, if elected, to be paid monthly. The unused portion of the line of credit bears interest at an annual rate of 0.375%, paid quarterly. The credit agreement contains financial and non-financial covenants, which if breached, could result in acceleration of amounts owed under the credit facility and the senior lender would be able to foreclose on the Company’s assets. The financial covenants were amended on June 8, 2005, in conjunction with an amendment to release a prohibition against the repayment of subordinated debt. The amended covenants are tested quarterly and require the Company to maintain a debt service coverage ratio of at least 1.25 to 1, maintain a funded debt to EBITDA ratio of 2.5 to 1, maintain a minimum rolling 12 month EBITDA of $1.7 million, and restrict annual capital expenditures to $0.5 million or less. The Company utilized the credit line with Bank of America, N.A. to meet working capital requirements during 2005 and 2004. Prior to August 16, 2004, the Company utilized a credit facility with its former senior lender, Comerica Bank. At March 31, 2006, no amounts were outstanding under the line of credit, and the Company was in compliance with all of its debt covenants. The line of credit had not been drawn on since it was paid in full on June 2, 2005.

3.   Earnings per Share—Basic earnings per share is based on the number of weighted average shares outstanding. Diluted earnings per share includes the effect of dilutive securities such as stock options, stock warrants, and restricted stock awards expected to vest. The following table reconciles basic earnings per share to diluted earnings per share under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	In thousands, except per share data
Numerator:
Net income (loss)	$2,183	$(127)
Denominator:
Weighted average shares outstanding:
Basic	10,667	10,077
Effect of dilutive securities:
Common stock options and restricted stock awards expected to vest	186	—
Restricted stock awards expected to vest	27	—
Diluted	10,880	10,077
Earnings (loss) per share:
Basic	$0.20	$(0.01)
Diluted	$0.20	$(0.01)

Stock options and warrants outstanding in 2006 and 2005 that are not included in the diluted earnings per share computation due to the antidilutive effects are approximately 189,000 and 523,000 respectively. Such options and warrants are excluded due to exercise prices exceeding the average market value of the Company’s common stock in 2006 and due to the Company’s reported net loss for the three months ended March 31, 2005.

4.   Stock Based Compensation—The Company grants incentive and non-qualified stock options and has reserved 3,550,000 shares of common stock for issuance under its stock option plans. Options to purchase shares of the Company’s common stock have been granted to directors, officers and employees. The majority of the options granted become exercisable at the rate of 20% per year, and generally expire ten years after the date of grant.

In 2005, the Company adopted the 2005 Omnibus Stock and Incentive Plan which allowed 1,000,000 shares to become available for awards as options, SARs, restricted shares or performance awards. Under this plan, 650,000 restricted stock awards (the “Awards”) were granted to employees in 2005 with vesting occurring over a three to five year period, dependent on achieving various profit levels and market price per share. The Awards automatically terminate and expire on the earlier of (i) the date on which all restricted shares have become vested shares, or (ii) the date the Holder’s full-time employment with the Company is terminated for any reason (“Separation”), and upon the date of such Separation all restricted shares which have not previously vested will be permanently forfeited. The 2005 Plan will terminate on December 20, 2015.

Prior to October 1, 2005, the Company accounted for the stock option plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost was reflected in the three month period ending March 31, 2005 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, the company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Payment,” which revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” using the modified prospective application method. Under the modified prospective application method of adoption selected by the Company under the provisions of FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” compensation cost recognized in the first quarter 2006 is the same as that which would have been recognized had the recognition provisions of FAS 123 been applied from its original effective date. Results for prior years have not been restated. The fair value of stock options were estimated at the date of grant using the Black-Scholes model and the and restricted stock awards were estimated using the binomial lattice method. Both pricing models use a risk-free interest rate based on the U.S. 10-year Treasury Bond yield. Beginning in October 2005, with the adoption of FAS 123(R), the expected life of stock options and grants are estimated using the term of the awards granted and historical experience. The expected life of the restricted stock awards are based on the anticipated time to maturity of the individual award, typically between one and five years. This information is summarized as follows:

	Three Months Ended March 31,
	2006	2005
Dividend yield	3%	0%
Expected volatility	65%	85%
Risk free interest rate	4%	3%
Expected life (years) of stock options	5	5

The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 if the fair value based method had been applied to all outstanding and unvested awards.

Three Months Ended
March 31, 2005
In thousands of dollars
Net loss, as reported	$(127)
Add: Stock-based employee compensation expense	—
Deduct: Total stock-based compensation adjusted for stock option cancellations	(7)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(23)
Pro forma net loss	$(157)
Loss per share
As reported:
Basic	$(0.01)
Diluted	$(0.01)
Pro forma:
Basic	$(0.02)
Diluted	$(0.02)

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.   Significant Clients—The Company recorded revenue from one client, CACI, Inc.—Federal, a wholly owned subsidiary of CACI International, Inc. (“CACI”) (www.caci.com), of $9.2 million, or 69% of revenue, for the three month period ended March 31, 2006. Revenue from the same client totaled $5.0 million, or 64% of revenue for the three month period ended March 31, 2005. All revenues derived from CACI represent contracts with the United States Navy in which the Company utilizes CACI as the prime contractor.

The Company recorded revenue from a second client, the United States Navy (the “Navy”), of $3.2 million, or 25% of revenue, for the three month period ended March 31, 2006. Revenue from the same client totaled $2.2 million, or 28% of revenue, for the three month period ended March 31, 2005.

There were no other clients from whom revenue exceeded 10% of total revenue in the three month periods ended March 31, 2006 and 2005, respectively.

6.   Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company encounters a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. Accounts receivable from the Company’s largest customer, CACI, totaled $5.1 million and $5.0 million, or 53% and 59%, of accounts receivable at March 31, 2006 and December 31, 2005, respectively. Accounts receivable from another client, the Navy, totaled $3.9 million and $2.8 million, or 40% and 33%, of accounts receivable at March 31, 2006 and December 31, 2005, respectively. Accounts receivable from all customers dependent on the financial condition of the Navy totaled $9.0 million and $7.8 million, or 93% and 92%, of accounts receivable at March 31, 2006 and December 31, 2005, respectively.

7.   Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2006	2005
	In thousands of dollars
Interest paid	$5	$31
Taxes paid	$102	$8

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.   Geographical Data—The Company operates in one industry segment, but conducts its business primarily in two geographic areas: North America and Asia/Pacific. Information regarding these areas follows:

	Three Months Ended March 31,
	2006	2005
	In thousands of dollars
Revenue:
North America	$13,292	$7,901
Asia/Pacific	4	7
Total revenue	$13,296	$7,908
Gross profit(loss):
North America	$6,398	$3,690
Asia/Pacific	—	(20)
Total gross profit	$6,398	$3,670

	March 31, 2006	December 31, 2005
	In thousands of dollars
Long-lived assets:
North America	$760	$580
Asia/Pacific	—	—
	$760	$580

9.   Stockholder’s Equity

Options

A summary of the status of the Company’s stock options to employees for the three months ended March 31, 2006 is presented below.

Common Option Shares	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	424,703	$4.74
Granted	—	—
Adjustment	394,916	7.54
Exercised	(16,310)	(7.53)
Cancelled	(9,250)	(9.41)
Outstanding at March 31, 2006	794,059	$6.55
Options exercisable at March 31, 2006		746,059
Weighted average grant-date fair value of options granted		$—
Weighted average life of outstanding granted		3.02

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of December 31, 2005, the Company’s outstanding stock options had been fully expensed, and cancellations are taken into income as they occur. For the three months ended March 31, 2006 and 2005, income from stock option cancellations was $43,000 and $7,000, respectively.

Restricted Stock

A summary of the status of the Company’s restricted stock awards to employees for the three months ended March 31, 2006 is presented below:

	Fully Restricted(1)	Available(2)	Vested(3)	Total
Balance at January 1, 2006	650,000	—	—	650,000
Change in restricted status	(20,000)	20,000	—	—
Awards	—	—	—	—
Forfeitures	—	—	—	—
Balance at March 31, 2006	630,000	20,000	—	650,000

Total expense related to restricted stock awards was $262,000 and $0 for the three months ended March 31, 2006 and 2005, respectively.

(1)          Fully Restricted Shares are registered in the Holder’s name, but are deposited with the Company, together with stock powers and other instruments of assignment, endorsed in blank. Fully restricted shares do not constitute issued and outstanding common stock for any corporate purposes and the Holder has no rights, powers or privileges of a Holder of unrestricted shares.

(2)          Available Shares constitute issued and outstanding common stock and the Holder has all rights, powers and privileges of a Holder of unrestricted Shares, except that Holder has no right to receive Available Shares until the date on which they become Vested Shares. A change in restricted status occurs upon satisfaction of certain required conditions as specified under each Award.

(3)          Vested Shares are shares on which all restrictions have lapsed under the terms of the Award, and are held by the Holder as unrestricted shares, constitute issued and outstanding common stock and the Holder has all rights, powers and privileges of a Holder of unrestricted Shares.

Warrants

There were no warrants issued or outstanding for the three months ended or at March 31, 2006 or at December 31, 2005.

10.   Stock Appreciation Rights (“SARs”)

Effective April 8, 2003 the Company entered into a SARs agreement with James T. Taylor current President and CEO of the Company, granting him 99,351 SARs at a price of $0.42 per SAR. The SARs were exercisable in full or in part immediately upon grant and entitled Mr. Taylor to a cash payment equal to the fair market value, as defined in the agreement, of a share of common stock of the Company over $0.42 per share. Mr. Taylor’s SARs expire the earlier of (a) three months following the date Mr. Taylor ceases to be an employee of the Company other than by reason of death, retirement or disability as each

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

term is defined in the Company’s 1997 Stock Option Plan or (b) if Mr. Taylor ceases to be an employee due to death, retirement or disability, the dates set forth in Article 9 of the 1997 Stock Option Plan. The total amount recorded for the aforementioned SAR agreement was income of $131,000 for the three months ended March 31, 2006 and expense of $47,000 for the three months ended March 31, 2005.

Under the terms of the Mr. Taylor’s SARs agreement, fair market value is defined as the last reported sale price of Common Stock on the Nasdaq Capital Market on the last business day of the previous calendar quarter. Prior to October 1, 2005, the Company accounted for the SARs under the intrinsic value method specified in APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related Interpretations. Effective October 1, 2005, the company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payments”, requiring the Company to value the liability attributable to the SARs using a fair value pricing model. Using the Black-Scholes option pricing model, the Company recorded the fair value of the SARs liability, classified as a current liability based upon the immediate exercisability of the SARs, of $800,000 and $782,000 at March 31, 2006 and December 31, 2005, respectively. The actual cash payment due upon exercise is calculated on the difference between $0.42 and the closing price on the last business day of the previous quarter; therefore, Mr. Taylor would have received $773,000 if the SARs had been exercised in full between January 1, 2006 and March 31, 2006, and will receive $758,000 in cash if the SARs are exercised in full prior to July 1, 2006. Under FAS 123(R), any difference between the amount carried as a liability and the actual settlement amount is recorded in the period the SARs are settled.

There were no additional SARs issued during the three months ended March 31, 2006 or 2005, respectively, and 99,351 SARs were outstanding and exercisable at March 31, 2006 and 2005, respectively.

11.   Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes,” which requires use of the asset and liability method of accounting for deferred income taxes and providing deferred income taxes for all significant temporary differences.

As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax payable and related tax expense together with assessing temporary differences resulting from differing treatment of certain items, such as depreciation, for tax and accounting purposes. These differences can result in deferred tax assets and liabilities, which are included within the consolidated balance sheets.

The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized, a valuation allowance must be established. The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes information about the Company’s current financial position and results of operations for the current and preceding years, as well as all currently available information about future years, including the Company’s anticipated future performance, the reversal of deferred tax liabilities and tax planning strategies.

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Beginning in 2001, the Company had provided a valuation allowance for the full amount of the net deferred tax assets. During the three months ended March 31, 2006, the Company determined that future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize certain components of its deferred tax asset. Therefore, approximately $0.3 million of the deferred tax asset valuation allowance was removed during the three months ended March 31, 2006. Although the Company’s statutory tax rate is approximately 38%, the Company’s removal of this portion of its deferred tax asset valuation allowance reduced income tax expense by 10 percentage points, resulting in an effective tax rate of 28% for the quarter then ended. For the three months ended March 31, 2005, the Company’s effective tax rate was approximately 4% due to net operating loss carryforwards utilized in 2005.

Although the Company has a total of $1.8 million in net deferred tax assets, the Company continues to provide a valuation allowance of approximately $1.5 million, primarily against net operating loss carryforwards which are subject to annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended. While the factors listed above were considered in assessing the sufficiency of a valuation allowance, there is no assurance that an adjustment to valuation allowance would not need to be made in the future if information about future years change. Any change in the valuation allowance would impact the Company’s income tax provision and net income in the period in which such a determination is made.

12.   Discontinued Operations—In the second quarter of 2005, management of the Company committed to an exit plan related to its wholly owned subsidiary in Switzerland. This action was taken in response to declining revenue and cash flows from the operations of this subsidiary during 2004 and 2005. All existing revenue contracts of this subsidiary were completed in the second quarter of 2004, and the subsidiary had no significant assets or operations. Selling efforts during 2004 and the first quarter of 2005 were unsuccessful, and as a result, management decided to liquidate the Swiss subsidiary. Approximately $178,000 was accrued for costs expected to be incurred during the last half of 2005 and was classified as a current liability at June 30, 2005, based on the expected completion date of the liquidation, and included in selling, general and administrative expenses for the second quarter of 2005. The accrual was comprised of $108,000 in compensation and benefits, $9,000 in losses on disposal of assets, $34,000 in legal and accounting costs and $27,000 in other administrative costs. For the six months ended December 31, 2005, approximately $143,000 in cash was paid related to exit activities.

In December 2005, the Company liquidated the remaining investment in its Swiss subsidiaries and will have no significant continuing involvement in Switzerland. The Company eliminated the operations and cash flows of the Swiss subsidiaries from ongoing operations, and has presented the results of the Swiss subsidiaries as discontinued operations for all periods. The Company has accrued approximately $165,000 for existing remaining obligations as of December 31, 2005. The accrual was comprised of $95,000 in compensation and benefits, $27,000 in legal and accounting costs and $43,000 in other administrative costs. For the three months ended March 31, 2006, approximately $40,000 in cash was paid related to exit activities and at March 31, 2006 there was approximately $125,000 in accrued compensation, legal, and other administrative costs remaining classified as a current liability based on the expected completion date of the liquidation.

The presentation of all prior periods is revised to reflect the Swiss operations as discontinued operations. The effect of the discontinued Swiss operations was $0, net of tax, or $0.00 per diluted share,

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and $95,000, net of tax, or $0.01 per diluted share, for the three month periods ended March 31, 2006 and 2005, respectively.

13.   Comprehensive Income or Loss—Comprehensive income or loss includes all changes in equity (foreign currency translation), except those resulting from investments by owners and distributions to owners. For the three months ended March 31, 2006 and 2005, net income is the only component of comprehensive income.

At March 31, 2005 the accumulation of prior years’ foreign currency translation adjustments of approximately $682,000 included in accumulated other comprehensive loss related primarily to the Company’s operations in Switzerland and Hong Kong. Although the Company maintained only minimal S,G&A costs in Switzerland during 2005, the operations had not produced significant revenue for two years. In 2005, it was determined the cost of maintaining an office was no longer prudent, and the operations were disposed of by filing for insolvency with the Swiss insolvency court. During the fourth quarter of 2005, the Company determined that the liquidation of its investment in its Swiss entity was substantially complete, triggering the non-cash reclassification of $713,000 in accumulated translation loss adjustments to the income statement. These adjustments represent foreign currency losses incurred prior to 2001 that were required to be reported as a separate component of stockholders’ equity titled “Accumulated other comprehensive loss”. This reclassification has no effect on equity for the year 2005 as the amount was previously recorded as a direct reduction of equity.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Safe Harbor” Statement Under The Private Securities Litigation Reform Act:

Certain information contained in this report constitutes “forward-looking statements.” Forward-looking statements are those that use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “will,” “likely,” “should,” “estimate,” “continue,” “future” or the negative thereof, other variations thereon or other comparable expressions. These words indicate future events and trends. Forward-looking statements are the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by the Company. It is advisable not to place undue reliance on the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. The most significant risks are detailed from time to time in the Company’s filings and reports with the Securities and Exchange Commission including this Quarterly Report on Form 10-Q and the following:

•       The competitive nature of the management consulting industry, in light of new entrants into the industry and the difficulty of differentiating the services offered to potential clients;

•       The time required by prospective clients to fully understand the value and complexity of a typical Process Value Management (“PVM”) program may result in an extended lead time to close new business;

•       Performance-oriented fees are earned upon the achievement of improvements in a client’s business. The client’s commitment to a PVM program and general economic/industry conditions could impact a client’s business performance and consequently the Company’s ability to forecast the timing and ultimate realization of performance-oriented fees;

•       The ability of the Company to productively deploy personnel during program transition periods; and

•       The ability of the Company to create alliances and make acquisitions that are accretive to earnings.

Overview

The Company derives the majority of its revenue from monthly fixed and incentive fees for the implementation of its PVM approach. Incentive fees are tied to improvements in a variety of client performance measures typically involving response time, asset utilization and productivity. Due to the Company’s use of incentive fee contracts, variations in revenue levels may cause fluctuations in quarterly results. Factors such as a client’s commitment to a PVM program, general economic and industry conditions, and other issues could affect a client’s business performance, thereby affecting the Company’s incentive fee revenue and quarterly earnings. Quarterly revenue and earnings of the Company may also be impacted by the size and timing of starts and completions of individual contracts.

The majority of transactions in all regions in which the Company operates are denominated using the United States dollar. However, some of the Company’s transactions are in foreign currencies; therefore, the Company is exposed to currency fluctuation risk. See Item 3 “Quantitative and Qualitative Disclosure About Market Risk”.

Critical Accounting Policies

General—The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. Critical accounting policies are those policies that the Company believes present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, the Company believes that there are three accounting policies that could be considered critical. These critical accounting policies include revenue recognition, unbilled services, and the deferred tax asset valuation allowance.

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

Deferred Tax Asset Valuation Allowance—The Company assesses all available evidence to make a judgment concerning the realizability of its deferred tax asset. Such evidence consists of tax planning strategies, negative evidence (recent history of operating losses or tax credit carryforwards expiring unused, restrictions on net operating loss carryforwards under Section 382 of the Internal Revenue Code of 1986, as amended), and positive evidence (existing contracts, firm sales backlog, strong earnings history). After evaluation of all available evidence, the Company adjusts its valuation allowance accordingly. During the three months ended March 31, 2006, the Company removed a portion of its deferred tax asset valuation allowance related to specific components the Company expects to utilize based on its most recent operating results, resulting in a decrease in the current quarter effective tax rate. The Company maintains a full valuation allowance on the remaining components of the deferred tax assets.

The foregoing list is not intended to be a comprehensive list of all the Company’s accounting policies. For a more detailed description of the Company’s significant accounting policies and basis of presentation, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Results of Operations

The following table sets forth the percentages which items in the statement of operations bear to revenue:

	Three Months Ended March 31,
	2006	2005
Revenue	100.0%	100.0%
Cost of sales	51.9%	53.6%
Gross profit	48.1%	46.4%
Selling, general and administrative	25.8%	38.5%
Sublease losses	—%	7.7%
Operating income	22.3%	0.2%
Interest income (expense), net	0.5%	(0.6)%
Income (loss) from continuing operations before income taxes	22.8%	(0.4)%
Income taxes	6.4%	—%
Income (loss) from continuing operations	16.4%	(0.4)%
Loss on discontinued operations, net of tax	—%	1.2%
Net income (loss)	16.4%	(1.6)%

Three Month Period Ended March 31, 2006 Compared to the Three Month Period Ended March 31, 2005

Revenue—In the first quarter of 2006, revenue increased $5.4 million, or 68%, to $13.3 million from $7.9 million in the first quarter of 2005.

Fixed fee revenue was $13.2 million, or 99% of revenue in the first quarter of 2006, compared to $7.9 million, or 100% of revenue in the first quarter of 2005. Incentive revenue was $0, or 0%, of revenue in the first quarter of 2006 and 2005. Reimbursements were $0.1 million, or 1%, of revenue in the first quarter of 2006, compared to $0, or 0%, of revenue in the first quarter of 2005.

North America region revenue increased $5.4 million, or 68%, to $13.3 million in the first quarter of 2006 compared to $7.9 million in the first quarter of 2005. Revenue from commercial clients increased $0.6 million, or 246%, to $0.8 million in the first quarter of 2006 compared to $0.2 million in the first quarter of 2005. Revenue from United States government contracts increased $4.7 million, or 62%, to $12.4 million in the first quarter of 2006 compared to $7.7 million in the first quarter of 2005.

Asia/Pacific region revenue decreased $3,000, or 57%, to $4,000 in the first quarter of 2006 compared to $7,000 in the first quarter of 2005. The Company maintains limited sales and marketing activities in the region at a minimal cost to the Company.

Europe region revenue is included in discontinued operations. The Company recorded no revenue in the first quarter of 2006 or 2005 and has no significant continuing involvement in its former operations in Europe.

Gross Profit—Gross profit margins were 48% of revenue, or $6.4 million, in the first quarter of 2006, compared to 46%, or $3.7 million, in the first quarter of 2005. The increase in gross profit margin is attributable to certain work performed in the first quarter of 2005 that could not be recognized until the second quarter of 2005 when a certain revenue contract was finalized.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $0.4 million to $3.4 million in the first quarter of 2006 compared to $3.0 million in the first quarter of 2005. The increase is primarily related to a $0.1 million increase in stock-based compensation, a $0.1 million increase in sales commissions due to revenue growth, and a $0.2 million increase in selling costs.

Sublease Losses—The Company subleases unneeded office space in Detroit, MI and Reston, VA. During the first quarter of 2005, subtenants of both offices ceased paying rent. Agreements were reached with new subtenants at market rates for both spaces. The Company recorded a non-cash expense and a related liability in the first quarter of 2005 by estimating the future cash flows to be used in settling the leases, net of estimated sublease income to be received under the new agreements. The result was a $0.6 million charge in the first quarter of 2005, and a liability balance of $0.5 million at March 31, 2005. The liability balance is reduced monthly as cash is received by subtenants and cash is disbursed to the Company’s landlords. At March 31, 2006, the remaining sublease loss liability was approximately $237,000.

Liquidity and Capital Resources

Cash and cash equivalents increased by $1.0 million during the first three months of 2006 compared to a $0.2 million increase during the first three months of 2005. The major components of these changes are discussed below:

Cash Flows from Operating Activities—Operating activities provided net cash of $1.6 million in the first three months of 2006, compared to net cash used by operating activities of $0.3 million in the first three months of 2005. The increase in net cash provided is primarily due to 2006 profits in excess of 2005 profits, an increase in income taxes payable, offset by increases in accounts receivable and the deferred tax asset.

Cash Flows from Investing Activities—Cash used in investing activities consisted primarily of upgrades to computer equipment and totaled $235,000 in the first three months of 2006, compared to $22,000 in the first three months of 2005.

Cash Flows from Financing Activities—Cash flows used in financing activities in the first three months of 2006 were approximately $0.4 million, comprised of $0.5 million used to pay dividends, offset by $0.1 million generated from the issuance of common stock upon the exercise of outstanding options. Cash flows provided by financing activities during the first three months of 2005 were approximately $0.5 million, primarily due to $0.3 million of cash received from the exercise of stock warrants and options and $0.5 million in net advances on the Company’s revolving line of credit, offset by $0.3 million of subordinated debt payments made to the Company’s Chairman, General John T. Chain, Jr.

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

Liquidity Plan—As a result of net cash provided by operations, the Company reduced its senior debt $4.5 million in 2003 and $2.4 million in 2004. During 2005, the Company repaid its $1.4 million subordinated debt in full and used its line of credit to fund operations as needed. The Company’s ability to reduce debt and generate cash from operations is due primarily to revenue increases, cost saving measures such as downsizing and subleasing facilities, and more aggressive collection policies. The Company’s ability to maintain gross margins, control costs and generate cash flow from operations in the future will determine its ability to make payments on debts as they become due and to remain in future compliance with debt covenants. The Company regularly evaluates its business to enhance its liquidity position.

The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. Recent conflicts throughout the world involving the United States military could potentially have an adverse affect on the Company’s liquidity due to the high concentration of United States government contracts, which could result in delays in program operations. If future cash flows and capital resources are insufficient to meet the Company’s obligations and commitments, the Company may be forced to reduce or delay activities and capital expenditures, obtain additional financing or restructure its credit facility.

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

Inflation—Although the operations of the Company are influenced by general economic conditions, the Company does not believe inflation had a material effect on the results of operations during the three month periods ended March 31, 2006 or 2005. However, there can be no assurance the Company’s business will not be affected by inflation in the future.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company’s credit agreement provides for borrowings, which bear interest at the prime rate, or LIBOR plus 2.5%, if elected. Since January 1, 1995, the prime rate has fluctuated between 9.5% and 4.0% and the 1-year LIBOR rate has fluctuated between 7.75% and 1.2%. Based on the volatility of the prime rate in recent years, a five-percentage point increase in interest rates would have resulted in no of additional interest expense in the three months ended March 31, 2006. Through March 31, 2006, the Company had no borrowings on its revolving line of credit, and on May 9, 2006 no borrowings were outstanding.

Foreign Exchange Rate Risk

Due to the Company’s foreign operations in Asia, the Company is exposed to transaction adjustments with respect to foreign currency. The Company’s functional currency is the United States dollar. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. There is no translation adjustment to the separate component of stockholders’ equity or adjustment to comprehensive income. The Company incurred foreign exchange gains of $30 for the three months ended March 31, 2006 and foreign exchanges gains of $3,000 for the three months ended March 31, 2005. At March 31, 2006, the effect of a 10% increase in foreign exchange rates would have resulted in a $76 foreign currency exchange loss on the Company’s non-United States denominated assets and a $5,270 foreign exchange gain on the Company’s non-United States denominated liabilities. As such, the net effect of a 10% increase in the Company’s foreign exchange rates, at March 31, 2006, would have been a $5,194 foreign currency exchange gain. The Company believes that operating under United States dollar functional currency, combined with transacting business in countries with traditionally stable currencies mitigates the effect of any near-term foreign currency transaction adjustments on the Company’s financial position, results of operations and cash flows.

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

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

The Company may become subject to various claims and other legal matters, in the course of conducting its business. The Company believes that neither such claims and legal matters nor the cost of prosecuting and/or defending such claims and legal matters will have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows. No material claims are currently pending; however, no assurances can be given that future claims, if any, may not be material.

ITEM 1A—Risk Factors

There have been no material changes from the information previously reported under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2006, 20,000 shares of the Company’s restricted stock became issued and outstanding, subject to forfeiture, upon the realization of certain performance criteria pursuant to a share price restricted share award agreement between the Company and James T. Taylor, the Company’s President and Chief Executive Officer, dated as of December 23, 2005. Under the terms of the award agreement, the lowest closing price per share of the Company’s stock during any given calendar quarter, beginning with the quarter ending December 31, 2005, constitutes the “quarterly price” for that quarter. The restricted shares become available (“available shares”) in 20,000 share increments based upon the quarterly price during the term of such award. The 20,000 restricted shares become available shares if the lowest quarterly closing price of the stock remains greater than $6.00, and an additional 20,000 restricted shares become available for every $1 increase in the quarterly price up to $20 for a maximum of 300,000 shares. On December 23, 2010 (the fifth anniversary of the date of grant), if the award has not previously terminated or if the restricted shares have not otherwise previously vested in accordance with the terms of the award agreement, the restrictions on all restricted shares that have become available shares will lapse.

The restricted shares granted to Mr. Taylor by the award agreement do not constitute issued and outstanding common stock for any corporate purposes, and Mr. Taylor has no rights, powers or privileges of a holder of unrestricted shares, until such time as such shares become available shares. After such time, Mr. Taylor shall have all rights, powers and privileges of a holder of unrestricted shares, including the right to receive dividends or distributions, except the right to receive and transfer such shares until they have vested in accordance with the terms of the award agreement.

As of March 31, 2006, the lowest quarterly price for the first quarter of 2006 was $6.97, meaning that 20,000 shares of the Company’s stock became available shares on that date.

No consideration was paid for the shares and there were no proceeds to the Company from the award. Because the issuance of the shares was made in a private transaction with the Company’s President and CEO the issuance did not involve a public offering and, therefore, was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3—Defaults Upon Senior Securities

None.

ITEM 4—Submission of Matters to a Vote of Security Holders

On December 20, 2005, the Company’s Board of Directors approved and declared it advisable and in the Company’s best interest to submit to the holders of a majority of the Company’s common stock for action by written consent, the 2005 Omnibus Stock and Incentive Plan for Thomas Group, Inc. (“2005 Plan”). On that same date, General John T. Chain, Jr. and Edward P. Evans (together, the “Majority Stockholders”), beneficial owners of 7,156,838, or 66.9%, of the outstanding shares of the Company’s common stock, approved the 2005 Plan and awards made under the 2005 Plan (the “Initial Awards”) to James T. Taylor, the Company’s President and Chief Executive Officer, and David English, the Company’s Chief Financial Officer, by written consent. In addition, on December 23, 2005, the Majority Stockholders approved an amendment to the 2005 Plan, increasing the number of shares available under the 2005 Plan from 750,000 to 1,000,000 (the “Amendment”), and an award made under the 2005 Plan (together with the Initial Awards, collectively, the “Awards”) to Mr. Taylor by written consent. The Majority Stockholders further agreed to execute and deliver any additional consents that may be requested by the Company in order to more fully evidence the Majority Stockholders’ consent to the 2005 Plan, the Amendment and the Awards.

On February 16, 2006, in connection with the setting of a record date (the “Record Date”) of January 31, 2006 for the mailing of an information statement to the minority stockholders of the Company informing them of the actions taken by the Board and the Majority Stockholders, the Company requested that the Majority Stockholders execute, and the Majority Shareholders did so execute, a written consent ratifying the Majority Shareholders’ earlier approval of the 2005 Plan, the Amendment and the Awards.

ITEM 5—Other Information

None.

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

THOMAS GROUP, INC.
Registrant
May 12, 2006	/s/ JAMES T. TAYLOR
Date	James T. Taylor
President and Chief Executive Officer
/s/ DAVID ENGLISH
David English
Vice-President and Chief Financial Officer