Form 10-Q
period 2006-06-30
THOMAS GROUP INC
filed 2006-08-11
CIK 900017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

As of August 7, 2006 there were 10,962,869 shares of the registrant’s common stock outstanding.

THOMAS GROUP, INC.

ITEM 1—FINANCIAL STATEMENTS

THOMAS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,008	$3,481
Trade accounts receivable, net of allowance of $137 at June 30, 2006 and December 31, 2005, respectively	11,513	8,382
Unbilled receivables	296	305
Other current assets	477	282
Current assets to be disposed	10	1
Total Current Assets	18,304	12,451
Property and equipment, net of accumulated depreciation of $1,968 and $1,800 at June 30, 2006 and December 31, 2005, respectively	581	493
Other assets	108	87
	$18,993	$13,031
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,253	$1,269
Accrued wages and benefits	3,445	2,326
Income taxes payable	307	129
Dividends payable	821	533
Current liabilities to be disposed	87	83
Total Current Liabilities	5,913	4,340
Other long-term obligations	153	274
Total Liabilities	6,066	4,614
Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 13,495,745 and 13,209,119 shares issued and 10,941,869 and 10,655,243 shares outstanding at June 30, 2006 and December 31, 2005, respectively	$135	$132
Additional paid-in capital	27,535	26,419
Retained earnings	7,685	4,294
Accumulated other comprehensive gain	31	31
Treasury stock, 2,553,876 shares at June 30, 2006 and December 31, 2005, respectively, at cost	(22,459)	(22,459)
Total Stockholders’ Equity	12,927	8,417
	$18,993	$13,031

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Consulting revenue before reimbursements	$15,415	$11,662	$28,609	$19,570
Reimbursements	155	6	257	6
Total revenue	15,570	11,668	28,866	19,576
Cost of sales before reimbursable expenses	6,987	4,836	13,783	9,074
Reimbursable expenses	155	6	257	6
Total cost of sales	7,142	4,842	14,040	9,080
Gross profit	8,428	6,826	14,826	10,496
Selling, general and administrative	4,371	3,269	7,798	6,311
Sublease (gain) loss	(16)	—	(16)	610
Operating income	4,073	3,557	7,044	3,575
Interest income (expense), net	70	(24)	126	(70)
Income from continuing operations before income taxes	4,143	3,533	7,170	3,505
Income taxes	1,577	94	2,421	98
Income from continuing operations	2,566	3,439	4,749	3,407
Loss on discontinued operations, net of related income taxes	3	305	3	400
Net income	$2,563	$3,134	$4,746	$3,007
Earnings per share:
Basic:
Income from continuing operations	$0.24	$0.32	$0.44	$0.33
Loss on discontinued operations, net of tax effect	—	0.03	—	0.04
Net income	$0.24	$0.29	$0.44	$0.29
Diluted:
Income from continuing operations	$0.23	$0.31	$0.43	$0.32
Loss on discontinued operations, net of tax effect	—	0.02	—	0.04
Net Income	$0.23	$0.29	$0.43	$0.28
Weighted average shares:
Basic	10,742	10,655	10,705	10,368
Diluted	10,993	10,952	10,938	10,786

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$4,746	$3,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	168	153
Amortization	9	9
Bad debt recovery	—	(62)
(Gain)/loss on subleases	(16)	510
Stock based compensation expense	553	—
Cancellation of stock option grants	(43)	(11)
Other	3	183
Change in operating assets and liabilities:
Increase in trade accounts receivable	(3,131)	(2,687)
Decrease in unbilled receivables	9	29
(Increase) decrease in other assets	(234)	72
Increase in accounts payable and accrued liabilities	1,035	504
Decrease in other liabilities	(35)	(203)
Increase in income taxes payable	178	23
Net cash provided by operating activities	3,242	1,527
Cash Flows From Investing Activities:
Proceeds from sale of assets	—	1
Capital expenditures	(256)	(34)
Net cash used in investing activities	(256)	(33)
Cash Flows From Financing Activities:
Issuance of common stock	3	10
Proceeds from exercise of stock options	205	35
Proceeds from exercise of stock warrants	—	252
Tax benefit of stock option exercises	401	—
Dividends	(1,066)	—
Repayment of related party indebtedness	—	(1,400)
Repayments of debt and other long-term obligations	—	(2)
Net advances—line of credit	—	(430)
Net cash used in financing activities	(457)	(1,535)
Effect of exchange rate changes on cash	(2)	4
Net change in cash	2,527	(37)
Cash and cash equivalents
Beginning of period	3,481	143
End of period	$6,008	$106

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation—The unaudited consolidated financial statements of Thomas Group, Inc. (the “Company”) include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K for the 2005 fiscal year, filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results of operations for the entire year ending December 31, 2006. Certain amounts from prior periods have been reclassified to conform to the 2006 presentation.

2.     Financing Agreement—On August 16, 2004, the Company agreed to a $5.5 million revolving line of credit with Bank of America, N.A., replacing Comerica bank as the Company’s senior lender. A copy of this loan agreement was filed on August 20, 2004 as Exhibit 99.1 to Form 8-K. All inventory, chattel paper, accounts, equipment and general intangibles of the Company secure the credit facility. The line of credit is subject to a borrowing base calculated as a percentage of the Company’s eligible United States trade accounts receivable less than 90 days old. The credit facility matures August 21, 2006, and bears interest at the prime rate, or LIBOR plus 2.5%, if elected, to be paid monthly. The unused portion of the line of credit bears interest at an annual rate of 0.375%, paid quarterly. The credit agreement contains financial and non-financial covenants, which if breached, could result in acceleration of amounts owed under the credit facility and the senior lender would be able to foreclose on the Company’s assets. The financial covenants were amended on June 8, 2005, in conjunction with an amendment to release a prohibition against the repayment of subordinated debt. The amended covenants are tested quarterly and require the Company to maintain a debt service coverage ratio of at least 1.25 to 1, maintain a funded debt to EBITDA ratio of 2.5 to 1, maintain a minimum rolling 12 month EBITDA of $1.7 million, and restrict annual capital expenditures to $0.5 million or less. The Company utilized the credit line with Bank of America, N.A. to meet working capital requirements during 2005 and 2004. Prior to August 16, 2004, the Company utilized a credit facility with its former senior lender, Comerica Bank. At June 30, 2006, no amounts were outstanding under the line of credit, and the Company was in compliance with all of its debt covenants. The line of credit had not been drawn on since it was paid in full on June 2, 2005. The Company is in discussions with potential lenders and expects to agree to a new revolving line of credit before the expiration of its existing credit line.

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

	Three Months Ended June 30, ,		Six Months Ended June 30,
	2006	2005	2006	2005
	In thousands, except per share data
Numerator:
Net income	$2,563	$3,134	$4,746	$3,007
Denominator:
Weighted average shares outstanding:
Basic	10,742	10,655	10,705	10,368
Effect of dilutive securities:
Common stock options and restricted stock awards expected to vest	196	297	191	418
Restricted stock awards expected to vest	55	—	42	—
Diluted	10,993	10,952	10,938	10,786
Earnings per share:
Basic	$0.24	$0.29	$0.44	$0.29
Diluted	$0.23	$0.29	$0.43	$0.28

Stock options and warrants outstanding at June 30, 2006 and 2005 that are not included in the diluted earnings per share computation due to the antidilutive effects were approximately 274,000 and 592,000, respectively. Such options and warrants are excluded due to exercise prices exceeding the average market value of the Company’s common stock.

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

In 2005, the Company adopted the 2005 Omnibus Stock and Incentive Plan which allowed 1,000,000 shares to become available for awards as options, SARs, restricted shares or performance awards. Under this plan, 650,000 restricted stock awards (the “Awards”) were initially granted to employees in 2005 with vesting occurring over a three to five year period, dependent on achieving various profit levels and market price per share. In addition, 50,000 restricted stock awards have been granted to employees through June 30, 2006. The Awards automatically terminate and expire on the earlier of (i) the date on which all restricted shares have become vested shares, or (ii) the date the Holder’s full-time employment with the Company is terminated for any reason (“Separation”), and upon the date of such

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Separation all restricted shares which have not previously vested will be permanently forfeited. The 2005 Plan will terminate on December 20, 2015.

Prior to October 1, 2005, the Company accounted for the stock option plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost was reflected in net income for the three or six month periods ending June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, the company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” which revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” using the modified prospective application method. Under the modified prospective application method of adoption selected by the Company under the provisions of FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” compensation cost recognized in the three and six months ended June 30, 2006 is the same as that which would have been recognized had the recognition provisions of FAS 123 been applied from its original effective date. Results for prior years have not been restated. The fair value of stock options were estimated at the date of grant using the Black-Scholes model and the restricted stock awards were estimated using the binomial lattice method. Both pricing models use a risk-free interest rate based on the U.S. 10-year Treasury Bond yield. Beginning in October 2005, with the adoption of FAS 123(R), the expected life of stock options and grants are estimated using the term of the awards granted and historical experience. The expected life of the restricted stock awards are based on the anticipated time to maturity of the individual award, typically between one and five years. This information is summarized as follows:

	Three Months Ended June 30,
	2006	2005
Dividend yield	2%	0%
Expected volatility	73%	55%
Risk free interest rate	5%	4%
Expected life (years) of stock options	5	5

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005 if the fair value based method had been applied to all outstanding and unvested awards.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	In thousands of dollars
Net income, as reported	$3,134	$3,007
Deduct: Total stock-based compensation adjusted for stock option cancellations	(4)	(12)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(17)	(40)
Pro forma net income	$3,113	$2,955
Income per share
As reported:
Basic	$0.29	$0.29
Diluted	$0.29	$0.28
Pro forma:
Basic	$0.29	$0.29
Diluted	$0.28	$0.27

On November 10, 2005, the FASB issued Staff Position No. 123(R)-3, ‘‘Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards’’, which provides an alternative (and simplified) method to calculate the pool of excess income tax benefits upon the adoption of SFAS No. 123(R). Among other things, Staff Position No. 123(R)-3 also provides a specific method for the presentation of excess tax benefits within the statements of cash flows when the alternative pool calculation is used. This new guidance became effective upon its issuance; however, the Company may take up to one year from initial adoption of SFAS 123(R) to evaluate its available transition alternatives and make its on-time election. The Company is currently in the process of evaluating the alternative methods.

5.     Significant Clients—The Company recorded revenue from one client, CACI, Inc.—Federal, a wholly owned subsidiary of CACI International, Inc. (“CACI”) (www.caci.com), of $7.1 million, or 45% of revenue, and $14.7 million, or 51% of revenue, for the three and six month periods ended June 30, 2006. Revenue from the same client totaled $7.9 million, or 68% of revenue, and $12.9 million, or 66% of revenue, for the three and six month periods ended June 30, 2005. All revenues derived from CACI represent contracts with the United States Navy in which the Company utilizes CACI as the prime contractor.

The Company recorded revenue from a second client, the United States Navy (the “Navy”), of $7.3 million, or 47% of revenue, and $12.1 million, or 42% of revenue, for the three and six month periods ended June 30, 2006. Revenue from the same client totaled $3.4 million, or 29% of revenue, and $5.6 million, or 28% of revenue, for the three and six month periods ended June 30, 2005.

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

There were no other clients from whom revenue exceeded 10% of total revenue in the three and six month periods ended June 30, 2006 and 2005, respectively.

6.     Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company encounters a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. Accounts receivable from the Company’s largest customer, CACI, totaled $4.8 million and $5.0 million, or 42% and 59%, of accounts receivable at June 30, 2006 and December 31, 2005, respectively. Accounts receivable from another client, the Navy, totaled $5.9 million and $2.8 million, or 51% and 33%, of accounts receivable at June 30, 2006 and December 31, 2005, respectively. Accounts receivable from all customers dependent on the financial condition of the Navy totaled $10.7 million and $7.8 million, or 93% and 92%, of accounts receivable at June 30, 2006 and December 31, 2005, respectively.

7.     Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
	2006	2005
	In thousands of dollars
Interest paid	$10	$131
Taxes paid	$1,836	$78

8.     Geographical Data—The Company operates in one industry segment, but conducts its business primarily in two geographic areas: North America and Asia/Pacific. Information regarding these areas follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	In thousands of dollars
Revenue:
North America	$15,544	$11,647	$28,836	$19,547
Asia/Pacific	26	21	30	29
Total revenue	$15,570	$11,668	$28,866	$19,576
Gross profit:
North America	8,412	$6,805	14,807	$10,495
Asia/Pacific	16	21	19	1
Total gross profit	8,428	$6,826	14,826	$10,496

	June 30, 2006	December 31, 2005
	In thousands of dollars
Long-lived assets:
North America	$689	$580
Asia/Pacific	—	—
	$689	$580

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.     Stockholder’s Equity

Options

A summary of the status of the Company’s stock options to employees for the six months ended June 30, 2006 is presented below.

Common Option Shares	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	424,703	$4.74
Granted	—	—
Adjustment	402,865	8.46
Exercised	(332,103)	2.85
Cancelled	(13,475)	9.44
Outstanding at June 30, 2006	481,990	$9.02
Options exercisable at June 30, 2006		431,990
Weighted average grant-date fair value of options granted		$—
Weighted average life of outstanding granted (years)		2.25

Stock option cancellations are taken into income as they occur. For the three and six months ended June 30, 2006, income from stock option cancellations was $0 and $43,000 respectively. For the three and six months ended June 30, 2005, income from stock option cancellations was $4,000 and $12,000, respectively.

Restricted Stock

A summary of the status of the Company’s restricted stock awards to employees for the six months ended June 30, 2006 is presented below:

	Fully Restricted(1)	Available(2)	Vested(3)	Total
Outstanding at January 1, 2006	650,000	—	—	650,000
Change in restricted status	(40,000)	40,000	—	—
Awards	50,000	—	—	50,000
Forfeitures	—	—	—	—
Outstanding at June 30, 2006	660,000	40,000	—	700,000

Total expense related to restricted stock awards was $291,000 and $554,000 for the three and six months ended June 30, 2006, respectively. Total expense related to restricted stock awards was $0 for the three and six months ended June 30, 2005.

(1)   Fully Restricted Shares are registered in the Holder’s name, but are deposited with the Company, together with stock powers and other instruments of assignment, endorsed in blank. Fully restricted shares do not constitute issued and outstanding common stock for any corporate purposes and the Holder has no rights, powers or privileges of a Holder of unrestricted shares.

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Warrants

There were no warrants issued or outstanding for the three and six month periods ended or at June 30, 2006 or at December 31, 2005.

10.   Stock Appreciation Rights (“SARs”)

Effective April 8, 2003 the Company entered into a SARs agreement with James T. Taylor current President and CEO of the Company, granting him 99,351 SARs at a price of $0.42 per SAR. The SARs were exercisable in full or in part immediately upon grant and entitled Mr. Taylor to a cash payment equal to the fair market value, as defined in the agreement, of a share of common stock of the Company over $0.42 per share. Mr. Taylor’s SARs expire the earlier of (a) three months following the date Mr. Taylor ceases to be an employee of the Company other than by reason of death, retirement or disability as each term is defined in the Company’s 1997 Stock Option Plan or (b) if Mr. Taylor ceases to be an employee due to death, retirement or disability, the dates set forth in Article 9 of the 1997 Stock Option Plan. The total amount recorded for the aforementioned SAR agreement was expense of $525,000 and $394,000 for the three and six months ended June 30, 2006, respectively, and expense of $106,000 and $153,000 for the three and six months ended June 30, 2005 respectively.

Under the terms of the Mr. Taylor’s SARs agreement, fair market value is defined as the last reported sale price of Common Stock on the Nasdaq Capital Market on the last business day of the quarter immediately preceding the quarter in which an exercise occurs. Prior to October 1, 2005, the Company accounted for the SARs under the intrinsic value method specified in APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related Interpretations. Effective October 1, 2005, the company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payments”, requiring the Company to value the liability attributable to the SARs using a fair value pricing model. Using the Black-Scholes option pricing model, the Company recorded the fair value of the SARs liability, classified as a current liability based upon the immediate exercisability of the SARs, of $1.2 million and $782,000 at June 30, 2006 and December 31, 2005, respectively. The actual cash payment due upon exercise is calculated on the difference between $0.42 and the closing price on the last business day of the quarter immediately preceding the quarter in which an exercise occurs; therefore, Mr. Taylor would have received approximately $758,000 if the SARs had been exercised in full between April 1, 2006 and June 30, 2006, and will receive approximately $1.4 million in cash if the SARs are exercised in full prior to October 1, 2006. Under FAS 123(R), any difference between the amount carried as a liability and the actual settlement amount is recorded in the period the SARs are settled.

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

There were no additional SARs issued during the three and six months ended June 30, 2006 or 2005, respectively, and 99,351 SARs were outstanding and exercisable at June 30, 2006 and December 31, 2005, respectively.

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

The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized, a valuation allowance must be established. The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes information about the Company’s current financial position and results of operations for the current and preceding years, as well as all currently available information about future years, including the Company’s anticipated future performance, the reversal of deferred tax liabilities and tax planning strategies

Beginning in 2001, the Company had provided a valuation allowance for the full amount of the net deferred tax assets. During the three months ended March 31, 2006, the Company determined that future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize certain components of its deferred tax asset. Therefore, approximately $0.3 million of the deferred tax asset valuation allowance was removed during the three months ended March 31, 2006. Although the Company’s statutory tax rate is approximately 38%, the Company’s removal of this portion of its deferred tax asset valuation allowance reduced income tax expense by 10 percentage points, resulting in an effective tax rate of 28% for the quarter ended March 31, 2006. For the three months ended June 30, 2006, there was no removal of the deferred tax asset valuation allowance, resulting in an effective tax rate of 38% for the quarter then ended. For the six months ended June 30, 2006, the Company’s effective tax rate was approximately 34%.

Although the Company has a total of $1.9 million in net deferred tax assets, the Company continues to provide a valuation allowance of approximately $1.5 million, primarily against net operating loss carryforwards which are subject to annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended. While the factors listed above were considered in assessing the sufficiency of a valuation allowance, there is no assurance that an adjustment to valuation allowance would not need to be made in the future if information about future years change. Any change in the valuation allowance would impact the Company’s income tax provision and net income in the period in which such a determination is made. During the three and six month periods ended June 30, 2006, the Company recorded income tax expense

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

of $1.6 million and $2.4 million, respectively. Due to the utilization of certain NOL carryforwards during 2005, the Company’s effective tax rate was approximately 3%. During the three and six month periods ended June 30, 2005, the Company recorded income tax expense of $86,000 and $101,000, respectively.

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

In December 2005, the Company liquidated the remaining investment in its Swiss subsidiaries and will have no significant continuing involvement in Switzerland. The Company eliminated the operations and cash flows of the Swiss subsidiaries from ongoing operations, and has presented the results of the Swiss subsidiaries as discontinued operations for all periods. The Company has accrued approximately $165,000 for existing remaining obligations as of December 31, 2005. The accrual was comprised of $95,000 in compensation and benefits, $27,000 in legal and accounting costs and $43,000 in other administrative costs. For the three and six months ended June 30, 2006, approximately $53,000 and $93,000, respectively, in cash was paid related to exit activities and at June 30, 2006 there was approximately $72,000 in accrued compensation, legal, and other administrative costs remaining classified as a current liability based on the expected completion date of the liquidation.

The presentation of all prior periods is revised to reflect the Swiss operations as discontinued operations. The effect of the discontinued Swiss operations was $3,000, net of tax, or $0.00 per diluted share, for the three and six month periods ended June 30, 2006 and was $305,000, net of tax, or $0.03 per diluted share, and $400,000, net of tax, or $0.04 per diluted share, for the three and six month periods ended June 30, 2005, respectively. Assets and liabilities of the discontinued operations are classified as current assets or liabilities to be disposed on the balance sheet.

13.   Comprehensive Income or Loss—Comprehensive income or loss includes all changes in equity (foreign currency translation), except those resulting from investments by owners and distributions to owners. For the three and six months ended June 30, 2006 and 2005, net income is the only component of comprehensive income.

At June 30, 2005 the accumulation of prior years’ foreign currency translation adjustments of approximately $682,000 included in accumulated other comprehensive loss related primarily to the Company’s operations in Switzerland and Hong Kong. Although the Company maintained only minimal S,G&A costs in Switzerland during 2005, the operations had not produced significant revenue for two years. In 2005, it was determined the cost of maintaining an office was no longer prudent, and the operations were disposed of by filing for insolvency with the Swiss insolvency court. During the fourth quarter of 2005, the Company determined that the liquidation of its investment in its Swiss entity was

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

substantially complete, triggering the non-cash reclassification of $713,000 in accumulated translation loss adjustments to the income statement. These adjustments represent foreign currency losses incurred prior to 2001 that were required to be reported as a separate component of stockholders’ equity titled “Accumulated other comprehensive loss”. This reclassification has no effect on equity for the year 2005 as the amount was previously recorded as a direct reduction of equity.

14.   Subsequent events—On August 1, 2006, the Company was notified that the subtenant of its Reston, Virginia office space had filed bankruptcy under Chapter 7 on July 31, 2006. The Company has not received notice from its subtenant that it would terminate its sublease agreement. However, the Company believes that it is probable additional losses will be incurred related to either (1) terminating its lease agreement with the Company’s landlord, or (2) finding a replacement subtenant for the office space. The range of these losses anticipated by the Company may range between $75,000 and $150,000 based on current information.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Safe Harbor” Statement Under The Private Securities Litigation Reform Act:

Certain information contained in this report constitutes “forward-looking statements.” Forward-looking statements are those that use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “will,” “likely,” “should,” “estimate,” “continue,” “future” or the negative thereof, other variations thereon or other comparable expressions. These words indicate future events and trends. Forward-looking statements are the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by the Company. It is advisable not to place undue reliance on the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. The most significant risks are detailed from time to time in the Company’s filings and reports with the Securities and Exchange Commission including those in Item 1A “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (which is incorporated by reference herein) and the following:

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

Unbilled Receivables—Although fixed fee revenue recognition generally coincides with billings, as an accommodation to its clients, the Company may structure fee billings to increase in the latter stages of a program. In such instances, amounts collectible for services provided but not yet billed are represented in unbilled receivables.

Deferred Tax Asset Valuation Allowance—The Company assesses all available evidence to make a judgment concerning the realizability of its deferred tax asset. Such evidence consists of tax planning strategies, negative evidence (recent history of operating losses or tax credit carryforwards expiring unused, restrictions on net operating loss carryforwards under Section 382 of the Internal Revenue Code of 1986, as amended), and positive evidence (existing contracts, firm sales backlog, strong earnings history). After evaluation of all available evidence, the Company adjusts its valuation allowance accordingly. The Company removed $305,000 of its deferred tax asset valuation allowance during the three and six months ended March 31, 2006 and June 30, 2006, respectively. This reduction of the allowance related to specific components of the deferred tax asset that the Company expects to utilize based on its most recent operating results, and resulted in a decrease in the first quarter and full-year effective tax rate. The Company maintains a full valuation allowance on the remaining components of the deferred tax assets.

The foregoing list is not intended to be a comprehensive list of all the Company’s accounting policies. For a more detailed description of the Company’s significant accounting policies and basis of presentation, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Results of Operations

The following table sets forth the percentages which items in the statement of operations bear to revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.9%	41.5%	48.6%	46.4%
Gross profit	54.1%	58.5%	51.4%	53.6%
Selling, general and administrative	27.9%	28.0%	27.0%	32.2%
Sublease losses	—%	—%	—%	3.1%
Operating income	26.2%	30.5%	24.4%	18.3%
Interest income (expense), net	0.4%	(0.2)%	0.4%	(0.4)%
Income from continuing operations before income taxes	26.6%	30.3%	24.8%	17.9%
Income taxes	10.1%	0.8%	8.4%	0.5%
Income from continuing operations	16.5%	29.5%	16.4%	17.4%
Loss on discontinued operations, net of related income taxes	—%	2.6%	—%	2.0%
Net income	16.5%	26.9%	16.4%	15.4%

Three Month Period Ended June 30, 2006 Compared to the Three Month Period Ended June 30, 2005

Revenue—In the second quarter of 2006, revenue increased $3.9 million, or 33%, to $15.6 million from $11.7 million in the second quarter of 2005.

Fixed fee revenue was $15.4 million, or 99% of revenue in the second quarter of 2006, compared to $11.6 million, or 99% of revenue in the second quarter of 2005. Incentive revenue was $0, or 0%, of revenue in the second quarter of 2006 compared to $62,000, or 1%, in the second quarter of 2005. Reimbursements were $0.2 million, or 1%, of revenue in the second quarter of 2006, compared to $0, or 0%, of revenue in the second quarter of 2005.

North America region revenue increased $3.9 million, or 33%, to $15.6 million in the second quarter of 2006 compared to $11.7 million in the first quarter of 2005. Revenue from commercial clients increased $0.8 million, or 200%, to $1.2 million in the second quarter of 2006 compared to $0.4 million in the second quarter of 2005. Revenue from United States government contracts increased $3.1 million, or 27%, to $14.4 million in the second quarter of 2006 compared to $11.3 million in the second quarter of 2005.

Asia/Pacific region revenue increased $5,000, or 24%, to $26,000 in the second quarter of 2006 compared to $21,000 in the second quarter of 2005. The Company maintains limited sales and marketing activities in the region at a minimal cost to the Company.

Europe region revenue is included in discontinued operations. The Company recorded no revenue in the second quarter of 2006 or 2005 and has no significant continuing involvement in its former operations in Europe.

Gross Profit—Gross profit margins were 54% of revenue, or $8.4 million, in the second quarter of 2006, compared to 59%, or $6.8 million, in the second quarter of 2005. The decrease in gross profit margin is attributable to certain work performed in the first quarter of 2005 that could not be recognized until the second quarter of 2005 when the related revenue contract was finalized.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $1.1 million to $4.4 million in the second quarter of 2006 compared to $3.3 million in the second quarter of 2005. The increase is primarily related to a $0.7 million increase in stock-based compensation and a $0.3 million increase in selling costs.

Sublease Losses—During June 2006, the Company terminated a portion of its Detroit, Michigan office lease and its related sublease agreement resulting in a gain of $16,000. As of June 30, 2006 the remaining sublease loss liability was approximately $165,000 and consisted entirely of amounts related to the Company’s subleased office located in Reston, Virginia.

Income taxes—Income taxes increased $1.5 million, to $1.6 million, or a 38% effective tax rate, in the second quarter of 2006 compared to $86,000, or a 3% effective tax rate, in the second quarter of 2005. The increase in tax expense and resulting effective rate is due to the utilization of certain NOLs outstanding during 2005 no longer available in 2006.

Six Month Period Ended June 30, 2006 Compared to the Six Month Period Ended June 30, 2005

Revenue—In the first half of 2006, revenue increased $9.3 million, or 47%, to $28.9 million from $19.6 million in the first half of 2005.

Fixed fee revenue was $28.6 million, or 99% of revenue in the first half of 2006, compared to $19.5 million, or 99% of revenue in the first half of 2005. Incentive revenue was $0, or 0%, of revenue in the first half of 2006 and compared to $70,000 or 1% of revenue in the first half of 2005. Reimbursements were $0.3 million, or 1%, of revenue in the first half of 2006, compared to $6,000 or 0%, of revenue in the first half of 2005.

North America region revenue increased $9.3 million, or 47%, to $28.9 million in the first half of 2006 compared to $19.6 million in the first half of 2005. Revenue from commercial clients increased $1.5 million, or 250%, to $2.1 million in the first half of 2006 compared to $0.6 million in the first half of 2005. Revenue from United States government contracts increased $7.8 million, or 41%, to $26.8 million in the first half of 2006 compared to $19.0 million in the first half of 2005.

Asia/Pacific region revenue increased $1,000, or 3%, to $30,000 in the first half of 2006 compared to $29,000 in the first half of 2005. The Company maintains limited sales and marketing activities in the region at a minimal cost to the Company.

Europe region revenue is included in discontinued operations. The Company recorded no revenue in the first half of 2006 or 2005 and has no significant continuing involvement in its former operations in Europe.

Gross Profit—Gross profit margins were 51% of revenue, or $14.8 million, in the first half of 2006, compared to 54%, or $10.5 million, in the first half of 2005. The decrease in 2006 gross margin relates primarily to increases in travel costs and an accrual for year-end bonuses.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $1.5 million to $7.8 million, or 27% of revenue, -in the first half of 2006 compared to $6.3 million, or 32% of revenue, in the first half of 2005. Although the percentage of revenue decreased, the dollar increase is primarily due to a $0.8 million increase in stock-based compensation, $0.4 million in commercial selling and marketing costs, $0.1 million in sales commissions on increased revenue and $0.2 million in year-end bonus accruals.

Sublease Losses—The Company subleases unneeded office space in Detroit, Michigan and Reston, Virginia. During the first quarter of 2005, subtenants of both offices ceased paying rent. Agreements were reached with new subtenants at market rates for both spaces. The Company recorded a non-cash expense and a related liability in the first quarter of 2005 by estimating the future cash flows to be used in settling the leases, net of estimated sublease income to be received under the new agreements. The result was a $0.6 million charge in the first quarter of 2005, and a liability balance of $0.5 million at March 31, 2005. The liability balance is reduced monthly as cash is received by subtenants and cash is disbursed to the Company’s landlords. During June 2006, the Company terminated a portion of its Detroit, Michigan office lease and its related sublease agreement resulting in a gain of $16,000. As of June 30, 2006 the remaining sublease loss liability was approximately $165,000 and consisted entirely of amounts related to its Reston, Virginia sublease. See Note 14 “Subsequent events” in the accompanying Notes to the Consolidated Financial Statements.

Income taxes—Income taxes increased $2.3 million, to $2.4 million, or a 34% effective tax rate, in the first half of 2006 compared to $101,000, or 3% effective tax rate, in the first half of 2005. The increase in tax expense and resulting effective rate is due to the utilization of certain NOLs outstanding during 2005 no longer available in 2006.

Liquidity and Capital Resources

Cash and cash equivalents increased by $2.5 million during the first half of 2006 compared to a $37,000 decrease during the first half of 2005. The major components of these changes are discussed below:

Cash Flows from Operating Activities—Operating activities provided net cash of $3.2 million in the first half of 2006, compared to $1.5 million in the first half of 2005. The increase in net cash provided is primarily due to 2006 profits in excess of 2005 profits.

Cash Flows from Investing Activities—Cash used in investing activities consisted primarily of upgrades to office equipment and software which totaled $256,000 in the first half of 2006, compared to $34,000 in the first half of 2005.

Cash Flows from Financing Activities—Cash flows used in financing activities in the first half of 2006 were approximately $457,000, comprised of $1.1 million used to pay dividends, offset by $0.6 million generated from the issuance of common stock upon the exercise of outstanding options. Net cash used in the first half of 2005 was $1.5 million, comprised of $1.8 million used to repay debt offset by $0.3 million generated from the issuance of common stock upon the exercise of outstanding options and warrants.

The Company currently has a stock repurchase plan, which allows the Company to repurchase up to 1,750,000 shares of the Company’s outstanding common stock. The Company has approximately 505,450 shares available to purchase under this plan. The Company has repurchased no outstanding shares since October of 2001.

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

The Company believes that the bank debt facility described in Note 2 above, including expected renewals, provides adequate liquidity based on the Company’s current growth strategies and cost control measures. The Company also believes that cash flows provided by operating activities will be sufficient to service debt payments as they become due. In the event that revenue growth exceeds anticipated levels, the Company may be required to seek additional financing.

Inflation—Although the operations of the Company are influenced by general economic conditions, the Company does not believe inflation had a material effect on the results of operations during the three and six month periods ended June 30, 2006 or 2005. However, there can be no assurance the Company’s business will not be affected by inflation in the future.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company’s credit agreement provides for borrowings, which bear interest at the prime rate, or LIBOR plus 2.5%, if elected. Since January 1, 1995, the prime rate has fluctuated between 9.5% and 4.0% and the 1-year LIBOR rate has fluctuated between 7.75% and 1.2%. Based on the volatility of the prime rate in recent years, a five-percentage point increase in interest rates would have resulted in no additional interest expense in the six months ended June 30, 2006 since the Company had no borrowings during this period and no borrowing were outstanding on August 7, 2006.

Foreign Exchange Rate Risk

Due to the Company’s foreign operations in Asia, the Company is exposed to transaction adjustments with respect to foreign currency. The Company’s functional currency is the United States dollar. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. There is no translation adjustment to the separate component of stockholders’ equity or adjustment to comprehensive income. The Company incurred foreign exchange losses of $2,000 and  $6,000 for the six months ended June 30, 2006 and 2005 respectively. At June 30, 2006, the effect of a 10% increase in foreign exchange rates would have resulted in a $1,000 foreign currency exchange loss on the Company’s non-United States denominated assets and a $6,000 foreign currency exchange gain on the Company’s non-United States denominated liabilities. As such, the net effect of a 10% increase in the Company’s foreign exchange rates, at June 30, 2006, would have been a $5,000 foreign currency exchange gain. The Company believes that operating under United States dollar functional currency, combined with transacting business in countries with traditionally stable currencies mitigates the effect of any near-term foreign currency transaction adjustments on the Company’s financial position, results of operations and cash flows.

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

ITEM 1A—Risk Factors

The following reflects the material changes from the information previously reported under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The information presented below updates, and should be read in conjunction with, the risk factors and other information contained in the Company’s Annual Report of Form 10-K.

We anticipate filing a Registration Statement on Form S-8 registering the acquisition of our common stock pursuant to our 401(k) plan as soon as practically possible. Prior to such registration, the acquisition of common stock  pursuant to our 401(k) plan by plan participants may have been subject to the registration requirements of the Securities Act of 1933 or applicable state securities laws and may not have qualified for an available exemption from such requirements. Federal securities laws generally provide for a one-year rescission right for an investor who acquires unregistered securities in a transaction that is subject to registration and for which no exemption was available. As such, an investor successfully asserting a rescission right during the one-year time period has the right to require an issuer to repurchase the securities acquired by the investor at the price paid by the investor for the securities (or if such security has been disposed of, to receive damages with respect to any loss on such disposition), plus interest from the date of acquisition. These rights may apply to certain participants in our 401(k) plan. Based on our current stock price, we believe that our current potential liability for rescission claims is not material to our financial condition or results of operations; however, our potential liability could become material in the future if our stock price were to fall below participants’ acquisition prices for their interest in our stock fund during the one-year period following the unregistered acquisitions.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

Under the 2005 Omnibus Stock and Incentive Plan, an aggregate of 300,000 shares of the Company’s restricted stock become issued and outstanding, subject to forfeiture, upon the realization of certain performance criteria pursuant to a share price restricted share award agreement between the Company and James T. Taylor, the Company’s President and Chief Executive Officer, dated as of December 23, 2005. Under the terms of the award agreement, the lowest closing price per share of the Company’s stock during any given calendar quarter, beginning with the quarter ending December 31, 2005, constitutes the “quarterly price” for that quarter. The restricted shares become available (“available shares”) in 20,000 share increments based upon the quarterly price during the term of such award. The 20,000 restricted shares become available shares if the lowest quarterly closing price of the stock remains greater than $6.00, and an additional 20,000 restricted shares become available for every $1 increase in the lowest quarterly closing price up to $20 for a maximum of 300,000 shares. On December 23, 2010 (the fifth anniversary of the date of grant), if the award has not previously terminated or if the restricted shares have not otherwise previously vested in accordance with the terms of the award agreement, the restrictions on all restricted shares that have become available shares will lapse.

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

Based on the lowest closing price per share of the Company’s stock, restricted shares granted under the award have become available shares as follows:

Quarter Ended	Lowest Closing Price	Shares
March 31, 2006	$6.97	20,000
June 30, 2006	$7.46	20,000
Total		40,000

No consideration was paid for the shares and there were no proceeds to the Company from the award. Because the issuance of the shares was made in a private transaction with the Company’s President and CEO the issuance did not involve a public offering and, therefore, was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

As soon as practically possible, we anticipate filing a Registration Statement on Form S-8 to cover offers and sales of securities to our employees and other persons under the Thomas Group, Inc. 401(k) Savings Plan. Prior to such registration, the acquisition of common stock under our 401(k) plan by plan participants may have been subject to the registration requirements of the Securities Act of 1933 or applicable state securities laws and may not have qualified for an available exemption from such requirements. Federal securities laws generally provide for a one-year rescission right for an investor who acquires unregistered securities in a transaction that is subject to registration and for which no exemption was available. As such, an investor successfully asserting a rescission right during the one-year time period has the right to require an issuer to repurchase the securities acquired by the investor at the price paid by the investor for the securities (or if such security has been disposed of, to receive damages with respect to any loss on such disposition), plus interest from the date of acquisition. These rights may apply to affected participants in our 401(k) plan and their affected interest in this plan may involve up to 3,674 shares of our common stock acquired pursuant to the 401(k) plan during 2005 and 2006. Based on our current stock price, we believe that our current potential liability for rescission claims is not material to our financial condition or results of operations; however, our potential liability could become material in the future if our stock price were to fall below participants’ acquisition prices for their interest in our stock fund during the one-year period following the unregistered acquisitions.

ITEM 3—Defaults Upon Senior Securities

None.

ITEM 4—Submission of Matters to a Vote of Security Holders

None.

ITEM 5—Other Information

None.

ITEM 6—Exhibits

Exhibits
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
10.1

Employment agreement between Thomas Group and Jimmy C. Houlditch dated March 17, 2006 and executed April 17, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K dated April 17, 2006 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMAS GROUP, INC.
Registrant
August 11, 2006	/s/ JAMES T. TAYLOR
Date	James T. Taylor
President and Chief Executive Officer
/s/ DAVID ENGLISH
David English
Vice-President and Chief Financial Officer

Thomas Group, Inc.
Form
Exhibit Index

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
10.1

Amendment to Employment Agreement, executed on April 17, 2006, to be effective as of January 1, 2006, among Thomas Group, Inc. and Jimmy C. Houlditch (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2006 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.