Form 10-Q
period 2006-09-30
THOMAS GROUP INC
filed 2006-11-13
CIK 900017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

or

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22010

THOMAS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	72-0843540
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5221 North O’Connor Boulevard, Suite 500
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

As of November 3, 2006 there were 10,991,454 shares of the registrant’s common stock outstanding.

THOMAS GROUP, INC.

ITEM 1—FINANCIAL STATEMENTS

THOMAS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$10,144	$3,481
Trade accounts receivable, net of allowance of $137 at September 30, 2006 and December 31, 2005, respectively	10,064	8,382
Unbilled receivables	850	305
Other current assets	411	282
Current assets to be disposed	—	1
Total Current Assets	21,469	12,451
Property and equipment, net of accumulated depreciation of $2,055 and $1,800 at September 30, 2006 and December 31, 2005, respectively	510	493
Other assets	104	87
	$22,083	$13,031
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,525	$1,269
Accrued wages and benefits	3,703	2,326
Income taxes payable	440	129
Dividends payable	823	533
Current liabilities to be disposed	—	83
Total Current Liabilities	6,491	4,340
Other long-term obligations	4	274
Total Liabilities	6,495	4,614
Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 13,543,401 and 13,209,119 shares issued and 10,989,525 and 10,655,243 shares outstanding at September 30, 2006 and December 31, 2005, respectively	$135	$132
Additional paid-in capital	28,001	26,419
Retained earnings	9,880	4,294
Accumulated other comprehensive gain	31	31
Treasury stock, 2,553,876 shares at September 30, 2006 and December 31, 2005, respectively, at cost	(22,459)	(22,459)
Total Stockholders’ Equity	15,588	8,417
	$22,083	$13,031

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Consulting revenue before reimbursements	$15,693	$11,763	$44,302	$31,333
Reimbursements	166	23	423	29
Total revenue	15,859	11,786	44,725	31,362
Cost of sales before reimbursable expenses	6,961	5,210	20,744	14,284
Reimbursable expenses	166	23	423	29
Total cost of sales	7,127	5,233	21,167	14,313
Gross profit	8,732	6,553	23,558	17,049
Selling, general and administrative	4,326	3,818	12,124	10,129
Sublease (gain) loss	—	—	(16)	610
Operating income	4,406	2,735	11,450	6,310
Interest income (expense), net	118	21	244	(49)
Income from continuing operations before income taxes	4,524	2,756	11,694	6,261
Income taxes	1,510	89	3,931	187
Income from continuing operations	3,014	2,667	7,763	6,074
(Gain)/Loss on discontinued operations, net of related income taxes	(4)	4	(1)	404
Net income	$3,018	$2,663	$7,764	$5,670
Earnings per share:
Basic:
Income from continuing operations	$0.28	$0.25	$0.72	$0.58
Loss on discontinued operations, net of tax effect	—	—	—	0.04
Net income	$0.28	$0.25	$0.72	$0.54
Diluted:
Income from continuing operations	$0.27	$0.25	$0.71	$0.57
Loss on discontinued operations, net of tax effect	—	—	—	0.04
Net Income	$0.27	$0.25	$0.71	$0.53
Weighted average shares:
Basic	10,962	10,655	10,791	10,465
Diluted	11,109	10,784	11,002	10,649

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$7,764	$5,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	255	217
Amortization	14	14
Bad debt recovery	—	30
(Gain)/loss on subleases	(16)	510
Stock based compensation expense	867	—
Cancellation of stock option grants	(53)	(11)
Other	5	167
Change in operating assets and liabilities:
Increase in trade accounts receivable	(1,681)	(2,389)
Increase in unbilled receivables	(545)	(10)
(Increase) decrease in other assets	(160)	67
Increase in accounts payable and accrued liabilities	1,357	1,145
Decrease in other liabilities	(35)	(267)
Increase in income taxes payable	279	86
Net cash provided by operating activities	8,051	5,229
Cash Flows From Investing Activities:
Proceeds from sale of assets	—	1
Capital expenditures	(272)	(76)
Net cash used in investing activities	(272)	(75)
Cash Flows From Financing Activities:
Issuance of common stock	3	10
Proceeds from exercise of stock options	372	35
Proceeds from exercise of stock warrants	—	252
Repurchase of stock warrants	—	(1,250)
Tax benefit of stock option exercises	395	—
Dividends	(1,884)	—
Repayment of related party indebtedness	—	(1,400)
Repayments of debt and other long-term obligations	—	(3)
Net advances—line of credit	—	(430)
Net cash used in financing activities	(1,114)	(2,786)
Effect of exchange rate changes on cash	(2)	4
Net change in cash	6,663	2,372
Cash and cash equivalents
Beginning of period	3,481	143
End of period	$10,144	$2,515

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation—The unaudited consolidated financial statements of Thomas Group, Inc. (the “Company”) include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K for the 2005 fiscal year, filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results of operations for the entire year ending December 31, 2006. Certain amounts from prior periods have been reclassified to conform to the 2006 presentation.

2.     Financing Agreement—The Company utilizes a line of credit to meet working capital needs. Such credit was used during 2004 and through June 2, 2005 when the line of credit with Bank of America, N.A. was paid in full. In anticipation of expiration of the $5.5 million revolving line of credit with Bank of America, N.A., the Company agreed to general terms with another lender to become the Company’s primary lender and depository institution. Although the Bank of America credit facility expired August 21, 2006, the Company has not borrowed from its line of credit since June 2, 2005 and maintains a cash balance sufficient to fund current operations.

Though not finalized as of November 3, 2006, the new financing agreement will provide for a $5.5 million revolving line of credit, subject to a borrowing base calculation, and will contain financial covenants regarding minimum tangible net worth, distributions to shareholders and stock repurchases and restrictions on capital expenditures. At September 30, 2006, no amounts were outstanding under any line of credit.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	In thousands, except per share data
Numerator:
Net income	$3,018	$2,663	$7,764	$5,670
Denominator:
Weighted average shares outstanding:
Basic	10,962	10,655	10,791	10,465
Effect of dilutive securities:
Common stock options and restricted stock awards expected to vest	65	129	154	184
Restricted stock awards expected to vest	82	—	57	—
Diluted	11,109	10,784	11,002	10,649
Earnings per share:
Basic	$0.28	$0.25	$0.72	$0.54
Diluted	$0.27	$0.25	$0.71	$0.53

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Stock options and warrants outstanding that are not included in the diluted earnings per share computation due to the antidilutive effects were approximately 33,000 and 86,000 for the three and nine month periods ended September 30, 2006, and 501,000 and 507,000 for the three and nine months period ended September 30, 2005, respectively. Such options and warrants are excluded due to exercise prices exceeding the average market value of the Company’s common stock.

4.     Stock Based Compensation—The Company grants incentive and non-qualified stock options and had reserved 3,550,000 shares of common stock for issuance under its stock option plans, of which 384,712 remain authorized and available for grant. Options to purchase shares of the Company’s common stock have been granted to directors, officers and employees. The majority of the options granted become exercisable at the rate of 20% per year, and generally expire ten years after the date of grant.

On December 20, 2005, stockholders owning approximately 67% of the outstanding stock of Thomas Group executed written consents approving the 2005 Omnibus Stock and Incentive Plan (“2005 Plan”) which allowed 1,000,000 shares to become available for awards as options, SARs, restricted shares or performance awards. Under this plan, 650,000 restricted stock awards (the “Awards”) were initially granted to employees in 2005 with vesting occurring over a three to five year period, dependent on achieving various profit levels and market price per share. During the nine month period ended September 30, 2006, an additional 50,000 restricted stock awards were granted to employees. The Awards automatically terminate and expire on the earlier of (i) the date on which all restricted shares have become vested shares, or (ii) the date the Holder’s full-time employment with the Company is terminated for any reason (“Separation”), and upon the date of such separation all restricted shares which have not previously vested will be permanently forfeited. The 2005 Plan will terminate on December 20, 2015.

Although shareholders owning approximately 67% of the outstanding stock of Thomas Group, had previously executed written consents approving the Plan and some of the awards granted thereunder, this approval was not effective because Thomas Group’s Certificate of Incorporation prohibits stockholder action by written consent. As a result, all stockholder action must be taken at a meeting of stockholders. Notice of the meeting must be sent to all stockholders, proxies must be solicited and a proxy statement must be filed with the SEC and delivered in connection with any meeting of stockholders. To satisfy these requirements and to ensure that the awards made under the Plan are not forfeited, Thomas Group will hold a special meeting of stockholders on December 12, 2006 at 11:30am, Central Time, at the Company’s executive offices at 5221 N. O’Connor Blvd Suite 500, Irving, TX 75039 to vote on the 2005 Plan. The Company’s Board of Directors has fixed the close of business on November 1, 2006 as the record date for determination of stockholders entitled to notice of and to vote at the special meeting or any adjournment or postponement thereof.

Prior to October 1, 2005, the Company accounted for its stock option plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost was reflected in net income for the three or nine month periods ending September 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, the company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” which revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” using the modified prospective application method. Under the modified prospective application method of adoption selected by the Company under the provisions of FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” compensation cost recognized in the three and

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

nine months ended September 30, 2006 is the same as that which would have been recognized had the recognition provisions of FAS 123 been applied from its original effective date. Results for prior years have not been restated. The fair value of stock options were estimated at the date of grant using the Black-Scholes model and the restricted stock awards were estimated using the binomial lattice method. Both pricing models use a risk-free interest rate based on the U.S. 10-year Treasury Bond yield. Beginning in October 2005, with the adoption of FAS 123(R), the expected life of stock options and grants are estimated using the term of the awards granted and historical experience. The expected life of the restricted stock awards are based on the anticipated time to maturity of the individual award, typically between one and five years. This information is summarized as follows:

	Three Months Ended September 30,
	2006	2005
Dividend yield	3%	0%
Expected volatility	73%	107%
Risk free interest rate	5%	4%
Expected life (years) of stock options	5	5

The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005 if the fair value based method had been applied to all outstanding and unvested awards.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	In thousands of dollars
Net income, as reported	$2,663	$5,670
Deduct: Total stock-based compensation adjusted for stock option cancellations		(12)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(17)	(56)
Pro forma net income	$2,646	$5,602
Income per share
As reported:
Basic	$0.25	$0.54
Diluted	$0.25	$0.53
Pro forma:
Basic	$0.25	$0.54
Diluted	$0.25	$0.53

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On November 10, 2005, the FASB issued Staff Position No. 123(R)-3 (“FSP 123R-3”), ‘‘Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” We selected not to adopt the alternative transition method provided in FSP 123R-3, which provides an alternative (and simplified) method to calculate the pool of excess income tax benefits upon the adoption of SFAS No. 123(R), and chose the transition method presented in FAS 123(R).

5.     Significant Clients—The Company recorded revenue from one client, CACI, Inc.—Federal, a wholly owned subsidiary of CACI International, Inc. (“CACI”) (www.caci.com), of $7.3 million, or 46% of revenue, and $22 million, or 49% of revenue, for the three and nine month periods ended September 30, 2006. Revenue from the same client totaled $7.3 million, or 62% of revenue, and $20.2 million, or 65% of revenue, for the three and nine month periods ended September 30, 2005. All revenues derived from CACI represent contracts with the United States Navy in which the Company utilizes CACI as the prime contractor.

The Company recorded revenue from a second client, the United States Navy (the “Navy”), of $7.2 million, or 45% of revenue, and $19.3 million, or 43% of revenue, for the three and nine month periods ended September 30, 2006. Revenue from the same client totaled $3.9 million, or 34% of revenue, and $9.5 million, or 30% of revenue, for the three and nine month periods ended September 30, 2005.

There were no other clients from whom revenue exceeded 10% of total revenue in the three and nine month periods ended September 30, 2006 and 2005, respectively.

6.     Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company encounters a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. Accounts receivable from the Company’s largest customer, CACI, totaled $4.7 million and $5.0 million, or 47% and 59%, of accounts receivable at September 30, 2006 and December 31, 2005, respectively. Accounts receivable from another client, the Navy, totaled $4.2 million and $2.8 million, or 42% and 33%, of accounts receivable at September 30, 2006 and December 31, 2005, respectively. Accounts receivable from all customers dependent on the financial condition of the Navy totaled $8.9 million and $7.8 million, or 89% and 92%, of accounts receivable at September 30, 2006 and December 31, 2005, respectively.

7.     Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
	2006	2005
	In thousands of dollars
Interest paid	$16	$138
Taxes paid	$3,258	$99

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.     Geographical Data—The Company operates in one industry segment, but conducts its business primarily in two geographic areas: North America and Asia/Pacific. Information regarding these areas follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	In thousands of dollars
Revenue:
North America	$15,817	$11,786	$44,654	$31,333
Asia/Pacific	42	—	71	29
Total revenue	$15,859	$11,786	$44,725	$31,362
Gross profit:
North America	8,710	$6,553	23,517	$17,048
Asia/Pacific	22	—	41	1
Total gross profit	8,732	$6,553	23,558	$17,049

	September 30, 2006	December 31, 2005
	In thousands of dollars
Long-lived assets:
North America	$614	$580
Asia/Pacific	—	—
	$614	$580

9.     Stockholder’s Equity

Options

A summary of the status of the Company’s stock options to employees for the nine months ended September 30, 2006 is presented below.

Common Option Shares	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	424,703	$4.74
Granted	—	—
Adjustment	402,865	8.46
Exercised	(388,103)	3.58
Cancelled	(24,275)	12.67
Outstanding at September 30, 2006	415,190	$8.97
Options exercisable at September 30, 2006	365,190	9.02
Weighted average grant-date fair value of options granted		$—
Weighted average life of outstanding granted (years)		2.25

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three and nine months ended September 30, 2006, income from stock option cancellations was $10,000 and $53,000 respectively. For the three and nine months ended September 30, 2005, income from stock option cancellations was $0 and $12,000, respectively.

Restricted Stock

A summary of the status of the Company’s restricted stock awards to employees for the nine months ended September 30, 2006 is presented below:

	Fully Restricted(1)	Available(2)	Vested(3)	Total
Outstanding at January 1, 2006	650,000	—	—	650,000
Change in restricted status	(60,000)	60,000	—	—
Awards	50,000	—	—	50,000
Forfeitures	—	—	—	—
Outstanding at September 30, 2006	640,000	60,000	—	700,000

(1)          Fully Restricted Shares are registered in the Holder’s name, but are deposited with the Company, together with stock powers and other instruments of assignment, endorsed in blank. Fully restricted shares do not constitute issued and outstanding common stock for any corporate purposes and the Holder has no rights, powers or privileges of a Holder of unrestricted shares.

(2)          Available Shares constitute issued and outstanding common stock and the Holder of available shares has all rights, powers and privileges of a Holder of unrestricted Shares, except that the Holder has no right to receive Available Shares until the date on which they become Vested Shares. A change in restricted status occurs upon satisfaction of certain required conditions as specified under each Award.

(3)          Vested Shares are shares on which all restrictions have lapsed under the terms of the Award, and are held by the Holder as unrestricted shares, constitute issued and outstanding common stock and the Holder has all rights, powers and privileges of a Holder of unrestricted Shares.

Total expense related to restricted stock awards was $314,000 and $867,000 for the three and nine months ended September 30, 2006, respectively. Total expense related to restricted stock awards was $0 for the three and nine months ended September 30, 2005.

Warrants

There were no warrants issued or outstanding for the three and nine month periods ended or at September 30, 2006 or at December 31, 2005.

10.   Stock Appreciation Rights (“SARs”)

Effective April 8, 2003 the Company entered into a SARs agreement with James T. Taylor current President and CEO of the Company, granting him 99,351 SARs at a price of $0.42 per SAR. The SARs were exercisable in full or in part immediately upon grant and entitled Mr. Taylor to a cash payment equal to the fair market value (defined as the last reported sale price of Common Stock on the Nasdaq Capital Market on the last business day of the quarter immediately preceding the quarter in which an exercise occurs) of a share of common stock of the Company over $0.42 per share.  On September 25, 2006, Mr. Taylor notified the Company of his election to exercise the SARs in their entirety, subject to review by the Company’s Audit Committee of the Board of Directors (“Committee”). On October 25, 2006, the

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Audit Committee determined that the closing price of $14.02 on June 30, 2006 as reported on the Nasdaq Capital Market was the fair market value for purposes of this SAR exercise, and approved payment to SAR holder under the terms of the agreement.

At September 30, 2006, the amount owed to Mr. Taylor was $1.35 million, recorded on the balance sheet as a current liability, which subsequently was paid to Mr. Taylor on October 25, 2006, net of required withholding taxes.

Prior to October 1, 2005, the Company accounted for the SARs under the intrinsic value method specified in APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related Interpretations. Effective October 1, 2005, the company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payments”, requiring the Company to value the liability attributable to the SARs using a fair value pricing model. Using the Black-Scholes option pricing model, the Company recorded the fair value of the SARs liability, classified as a current liability based upon the immediate exercisability of the SARs, of $1.2 million and $782,000 at June 30, 2006 and December 31, 2005, respectively. Under FAS 123(R), any difference between the amount carried as a liability and the actual settlement amount is to be recorded in the period the SARs are settled. Therefore, upon receiving notice of SAR exercise from Mr. Taylor in the third quarter of 2006, an additional liability of $175,000 was recorded, representing the difference between fair value as defined in FAS 123(R) at June 30, 2006 and the amount due to Mr. Taylor, which was calculated as the closing stock price of $14.02 at June 30, 2006 less the exercise price of $0.42.

The total amount recorded for SARs expense was $175,000 and $569,000 for the three and nine months ended September 30, 2006, respectively, and expense of $235,000 and $388,000 for the three and nine months ended September 30, 2005 respectively.

There were no additional SARs issued during the three and nine months ended September 30, 2006 or 2005, respectively, and no SARs were outstanding and exercisable at September 30, 2006 and December 31, 2005, respectively.

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

The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized, a valuation allowance must be established. The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes information about the Company’s current financial position and results of operations for the current and preceding years, as well as all currently available information about future years, including the Company’s anticipated future performance, the reversal of deferred tax liabilities and tax planning strategies

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Beginning in 2001, the Company had provided a valuation allowance for the full amount of the net deferred tax assets. During the three months ended March 31, 2006, the Company determined that future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize certain components of its deferred tax asset. Therefore, approximately $0.3 million of the deferred tax asset valuation allowance was removed during the three months ended March 31, 2006. Although the Company’s statutory tax rate is approximately 38%, the Company’s removal of this portion of its deferred tax asset valuation allowance reduced income tax expense by 10 percentage points, resulting in an effective tax rate of 28% for the quarter ended March 31, 2006. For the three months ended June 30, 2006 or September 30, 2006, there was no additional removal of the deferred tax asset valuation allowance, resulting in an effective tax rate of approximately 33% for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, the Company’s effective tax rate was approximately 34%.

The Company continues to provide a valuation allowance of approximately $1.5 million against its net deferred tax assets, carrying only $33,000 as a net deferred tax asset, primarily against net operating loss carryforwards which are subject to annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended. While the factors listed above were considered in assessing the sufficiency of a valuation allowance, there is no assurance that an adjustment to the valuation allowance would not need to be made in the future if information about future years change. Any change in the valuation allowance would impact the Company’s income tax provision and net income in the period in which such a determination is made. During the three and nine month periods ended September 30, 2006, the Company recorded income tax expense of $1.5 million and $3.9 million, respectively. Due to the utilization of certain NOL carryforwards during 2005, the Company’s effective tax rate was approximately 3% in 2005. During the three and nine month periods ended September 30, 2005, the Company recorded income tax expense of $89,000 and $187,000, respectively.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on nonrecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

12.   Discontinued Operations—In the second quarter of 2005, management of the Company committed to an exit plan related to its wholly owned subsidiary in Switzerland. This action was taken in response to declining revenue and cash flows from the operations of this subsidiary during 2004 and 2005. All existing revenue contracts of this subsidiary were completed in the second quarter of 2004, and the subsidiary had no significant assets or operations. Selling efforts during 2004 and the first quarter of 2005 were unsuccessful, and as a result, management decided to liquidate the Swiss subsidiary. Approximately $178,000 was accrued for costs expected to be incurred during the last half of 2005 and was classified as a current liability at September 30, 2005, based on the expected completion date of the liquidation, and included in selling, general and administrative expenses for the second quarter of 2005. The accrual was comprised of $108,000 in compensation and benefits, $9,000 in losses on disposal of assets, $34,000 in legal and accounting costs and $27,000 in other administrative costs. During the year ended December 31, 2005, approximately $143,000 in cash was paid related to exit activities.

In December 2005, the Company liquidated the remaining investment in its Swiss subsidiaries and will have no significant continuing involvement in Switzerland. The Company eliminated the operations and cash flows of the Swiss subsidiaries from ongoing operations, and has presented the results of the Swiss subsidiaries as discontinued operations for all periods. The Company accrued approximately $165,000 for

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

obligations as of December 31, 2005. The accrual was comprised of $95,000 in compensation and benefits, $27,000 in legal and accounting costs and $43,000 in other administrative costs. For the three and nine months ended September 30, 2006, approximately $63,000 and $156,000, respectively, in cash was paid related to exit activities.

The presentation of all prior periods is revised to reflect the Swiss operations as discontinued operations. The effect of the discontinued Swiss operations was a gain of $4,000, net of tax, or $0.00 per diluted share, and a gain of $1,000, net of tax, or $0.00 per diluted share for the three and nine month periods ended September 30, 2006, respectively, and was a loss of $4,000, net of tax, or $0.00 per diluted share, and a loss of $404,000, net of tax, or $0.04 per diluted share, for the three and nine month periods ended September 30, 2005, respectively. Assets and liabilities of the discontinued operations are classified as current assets or liabilities to be disposed on the balance sheet.

13.   Comprehensive Income or Loss—Comprehensive income or loss includes all changes in equity (foreign currency translation), except those resulting from investments by owners and distributions to owners. For the three and nine months ended September 30, 2006 and 2005, net income is the only component of comprehensive income.

At September 30, 2005, the accumulation of prior years’ foreign currency translation adjustments of approximately $682,000 included in accumulated other comprehensive loss related primarily to the Company’s operations in Switzerland and Hong Kong. Although the Company maintained only minimal S,G&A costs in Switzerland during 2005, the operations had not produced significant revenue for two years. In 2005, it was determined the cost of maintaining an office was no longer prudent, and the operations were disposed of by filing for insolvency with the Swiss insolvency court. During the fourth quarter of 2005, the Company determined that the liquidation of its investment in its Swiss entity was substantially complete, triggering the non-cash reclassification of $713,000 in accumulated translation loss adjustments to the income statement. These adjustments represent foreign currency losses incurred prior to 2001 that were required to be reported as a separate component of stockholders’ equity titled “Accumulated other comprehensive loss.” This reclassification has no effect on equity for the year 2005 as the amount was previously recorded as a direct reduction of equity.

14.   Sublease activity—On August 1, 2006, the Company was notified that the subtenant of its Reston, Virginia office had filed bankruptcy under Chapter 7 of the U.S. Bankruptcy code on July 31, 2006. On September 28, 2006, the Company signed an occupancy agreement with the bankruptcy trustee. The terms provide that the trustee shall pay rent at approximately the same monthly rate as the subtenant previously paid through December 31, 2006. The Company is actively marketing the space to possible replacement subtenants and believes that minimal additional losses will be incurred related to either (1) terminating its lease agreement with the Company’s landlord, or (2) finding a replacement subtenant for the office space. The range of these losses anticipated by the Company may range between $75,000 and $150,000 based on current information.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Safe Harbor” Statement Under The Private Securities Litigation Reform Act:

Various sections contained or incorporated by reference in this report include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations.  Such statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “could,” “may,” “will be,” “will likely continue,” “will likely result,” or words or phrases of similar meaning.  These statements are not historical facts or guarantees of future performance but instead represent only the Company’s belief at the time the statements were made regarding future events, which are subject to significant risks, uncertainties and other factors, many of which are outside of our control.  These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, those risks discussed in Part II, Item 1A “Risk Factors” contained in this report.  Such risks and uncertainties may cause actual results and outcomes to differ materially from what we express or forecast in these forward-looking statements.  Additional discussion of risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements is included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  All forward-looking statements made in this report are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed in this report will increase with the passage of time.  The Company undertakes no duty to update after the date of this report any forward-looking statement to reflect future events or changes in our beliefs or expectations.

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

Deferred Tax Asset Valuation Allowance—The Company assesses all available evidence to make a judgment concerning the realizability of its deferred tax asset. Such evidence consists of tax planning strategies, negative evidence (recent history of operating losses or tax credit carryforwards expiring unused, restrictions on net operating loss carryforwards under Section 382 of the Internal Revenue Code of 1986, as amended), and positive evidence (existing contracts, firm sales backlog, strong earnings history). After evaluation of all available evidence, the Company adjusts its valuation allowance accordingly. The Company removed $305,000 of its deferred tax asset valuation allowance during the three months ended March 31, 2006. This reduction of the allowance related to specific components of the deferred tax asset that the Company expects to utilize based on its most recent operating results, and resulted in a decrease in the first quarter and full-year effective tax rate. The Company maintains a full valuation allowance on the remaining components of the deferred tax assets.

The foregoing list is not intended to be a comprehensive list of all the Company’s accounting policies. For a more detailed description of the Company’s significant accounting policies and basis of presentation, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Results of Operations

The following table sets forth the percentages which items in the statement of operations bear to revenue:

	Three Months Ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.9%	44.4%	47.3%	45.6%
Gross profit	55.1%	55.6%	52.7%	54.4%
Selling, general and administrative	27.3%	32.4%	27.1%	32.3%
Sublease losses	—%	—%	—%	2.0%
Operating income	27.8%	23.2%	25.6%	20.1%
Interest income (expense), net	0.7%	0.2%	0.5%	(0.1)%
Income from continuing operations before income taxes	28.5%	23.4%	26.1%	20.0%
Income taxes	9.5%	0.8%	8.7%	0.6%
Income from continuing operations	19.0%	22.6%	17.4%	19.4%
Loss on discontinued operations, net of related income taxes	—%	—%	—%	1.3%
Net income	19.0%	22.6%	17.4%	18.1%

Three Month Period Ended September 30, 2006 Compared to the Three Month Period Ended September 30, 2005

Revenue—In the third quarter of 2006, revenue increased $4.1 million, or 35%, to $15.9 million from $11.8 million in the third quarter of 2005, due to increases in fixed fee, task based, and reimbursement revenues.

Fixed fee revenue was $1.2 million, or 8% of revenue in the third quarter of 2006, compared to $0.3 million, or 3% of revenue in the third quarter of 2005. Task based revenue was $14.5 million, or 91% of revenue in the third quarter of 2006, compared to $11.3 million, or 96% or revenue in the third quarter of 2005. Incentive revenue was $0, or 0%, of revenue in the third quarter of 2006 and 2005. Reimbursements were $0.2 million, or 1%, of revenue in the third quarter of 2006, compared to $23,000 or 0%, of revenue in the third quarter of 2005.

North America region revenue increased $4.1 million, or 35%, to $15.9 million in the third quarter of 2006 compared to $11.8 million in the third quarter of 2005. Revenue from commercial clients increased $0.6 million, or 120%, to $1.1 million in the third quarter of 2006 compared to $0.5 million in the third quarter of 2005. Revenue from United States government contracts increased $3.2 million, or 28%, to $14.5 million in the third quarter of 2006 compared to $11.3 million in the third quarter of 2005.

Asia/Pacific region revenue increased to $42,000 in the third quarter of 2006 compared to $0 in the third quarter of 2005. The Company maintains limited sales and marketing activities in the region at a minimal cost to the Company.

Europe region revenue is included in discontinued operations. The Company recorded no revenue in the third quarter of 2006 or 2005 and has no significant continuing involvement in its former operations in Europe.

Gross Profit—Gross profit margins were 55% of revenue, or $8.7 million, in the third quarter of 2006, compared to 56%, or $6.6 million, in the third quarter of 2005. The decrease in gross profit margin is attributable to increased travel costs and accrued performance bonuses during the year not accrued in the previous year.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $0.5 million to $4.3 million in the third quarter of 2006 compared to $3.8 million in the third quarter of 2005. The increase is primarily due to a $0.3 million increase in stock-based compensation and a $0.2 million increase in legal and recruiting costs.

Sublease Losses—As of September 30, 2006 the remaining sublease loss liability was approximately $133,000 and consisted entirely of amounts related to the Company’s subleased office located in Reston, Virginia (see Note 14 of the accompanying Notes to Consolidated Financial Statements).

Income taxes—Income taxes increased $1.5 million, to $1.5 million, or a 33% effective tax rate, in the third quarter of 2006 compared to $89,000, or a 3% effective tax rate, in the third quarter of 2005. The increase in tax expense and resulting effective rate is due to the utilization of certain net operating loss carryforwards outstanding during 2005 that were no longer available in 2006.

Nine Month Period Ended September 30, 2006 Compared to the Nine Month Period Ended September 30, 2005

Revenue—In the first nine months of 2006, revenue increased $13.3 million, or 42%, to $44.7 million from $31.4 million in the first nine months of 2005, due to increases in fixed fee, task based, and reimbursement revenues.

Fixed fee revenue was $3.0 million, or 7% of revenue in the first nine months of 2006, compared to $1.1 million, or 4% of revenue in the first nine months of 2005. Task based revenue was $41.3 million, or 92% of revenue in the first nine months of 2006, compared to $30.2 million, or 96% of revenue in the first nine months of 2005. Incentive revenue was $0, or 0%, of revenue in the first nine months of 2006, compared to $0.1 million or 0% of revenue in the first nine months of 2005. Reimbursements were $0.4 million, or 1%, of revenue in the first nine months of 2006, compared to $29,000 or 0%, of revenue in the first nine months of 2005.

North America region revenue increased $13.3 million, or 43%, to $44.6 million in the first nine months of 2006 compared to $31.3 million in the first nine months of 2005. Revenue from commercial clients increased $2.2 million, or 200%, to $3.3 million in the first nine months of 2006 compared to $1.1 million in the first nine months of 2005. Revenue from United States government contracts increased $11.1 million, or 37%, to $41.3 million in the first nine months of 2006 compared to $30.2 million in the first nine months of 2005.

Asia/Pacific region revenue increased $42,000, or 145%, to $71,000 in the first nine months of 2006 compared to $29,000 in the first nine months of 2005. The Company maintains limited sales and marketing activities in the region at a minimal cost to the Company.

Europe region revenue is included in discontinued operations. The Company recorded no revenue in the first nine months of 2006 or 2005 and has no significant continuing involvement in its former operations in Europe.

Gross Profit—Gross profit margins were 53% of revenue, or $23.6 million, in the first nine months of 2006, compared to 54%, or $17.0 million, in the first nine months of 2005. The decrease in 2006 gross margin relates primarily to increases in travel costs and an accrual for year-end bonuses.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $2.0 million to $12.1 million, or 27% of revenue, in the first nine months of 2006 compared to $10.1 million, or 32% of revenue, in the first nine months of 2005. Although the percentage of revenue decreased, the dollar increase is primarily due to a $1.0 million increase in stock-based compensation,

$0.4 million in legal and recruiting costs, $0.3 million in commercial selling and marketing costs, $0.1 million in sales commissions on increased revenue and $0.2 million in other costs.

Sublease Losses—The Company subleases unneeded office space in Detroit, Michigan and Reston, Virginia. During the first quarter of 2005, subtenants of both offices ceased paying rent. Agreements were reached with new subtenants at market rates for both spaces. The Company recorded a non-cash expense and a related liability in the first quarter of 2005 by estimating the future cash flows to be used in settling the leases, net of estimated sublease income to be received under the new agreements. The result was a $0.6 million charge in the first quarter of 2005, and a liability balance of $0.5 million at March 31, 2005. The liability balance is reduced monthly as cash is received by subtenants and cash is disbursed to the Company’s landlords. During June 2006, the Company terminated a portion of its Detroit, Michigan office lease and its related sublease agreement resulting in a gain of $16,000. As of September 30, 2006 the remaining sublease loss liability was approximately $133,000 and consisted entirely of amounts related to its Reston, Virginia sublease. See Note 14 “Sublease activity” in the accompanying Notes to the Consolidated Financial Statements.

Income taxes—Income taxes increased $3.7 million, to $3.9 million, or a 34% effective tax rate, in the first nine months of 2006 compared to $187,000, or a 3% effective tax rate, in the first nine months of 2005. The increase in tax expense and resulting effective rate is due to the utilization of significant NOLs outstanding during 2005 no longer available in 2006.

Liquidity and Capital Resources

Cash and cash equivalents increased by $6.7 million during the first nine months of 2006 compared to a $2.4 million increase during the first nine months of 2005. The major components of these changes are discussed below:

Cash Flows from Operating Activities—Operating activities provided net cash of $8.1 million in the first nine months of 2006, compared to $5.2 million in the first nine months of 2005. The increase in net cash provided is primarily due to 2006 profits in excess of 2005 profits and non - cash expense related to stock based compensation in 2006.

Cash Flows from Investing Activities—Cash used in investing activities consisted primarily of upgrades to office equipment and software which totaled $272,000 in the first nine months of 2006, compared to $76,000 in the first nine months of 2005, offset by proceeds from asset sales of $1,000 in 2005.

Cash Flows from Financing Activities—Cash used for financing activities for the first nine months of 2006 was $1.1 million, consisting of $1.9 million in dividends paid, offset by $0.8 million in cash received and tax benefit realized from the exercise of stock options. In the first nine months of 2005, net cash used in financing activities was $2.8 million, comprised of $1.8 million used to repay debt, $1.3 million used to repurchase all outstanding warrants, offset by $0.3 million generated from the issuance of common stock upon the exercise of outstanding options and warrants.

The Company currently has a stock repurchase plan, which allows the Company to repurchase up to 1,750,000 shares of the Company’s outstanding common stock on the open market. The Company has approximately 505,450 shares available for repurchase under this plan. The Company has repurchased no outstanding shares since October of 2001.

The Company has no material commitments for capital expenditures or off-balance sheet arrangements as of the end of the last fiscal period.

Liquidity Plan—As a result of net cash provided by operations, the Company reduced its senior debt $4.5 million in 2003 and $2.4 million in 2004. During 2005, the Company repaid its $1.4 million subordinated debt in full and used its line of credit to fund operations as needed; however, line of credit has not been utilized since June 2, 2005. The Company’s ability to reduce debt and generate cash from operations is due primarily to revenue increases, cost saving measures such as downsizing and subleasing facilities, and more aggressive collection policies. The Company’s ability to maintain gross margins, control costs and generate cash flow from operations in the future will determine its ability to make payments on debts as they become due and to remain in future compliance with debt covenants. The Company regularly evaluates its business to enhance its liquidity position.

The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. Recent conflicts throughout the world involving the United States military could potentially have an adverse affect on the Company’s liquidity due to the high concentration of United States government contracts, which could result in delays in program operations. If future cash flows and capital resources are insufficient to meet the Company’s obligations and commitments, the Company may be forced to reduce or delay activities and capital expenditures or obtain additional financing.

The Company believes that the bank debt facility described in Note 2 of the accompanying Notes to Consolidated Financial Statements above, currently being negotiated will provide adequate liquidity based on the Company’s current growth strategies and cost control measures. The Company also believes that cash flows provided by operating activities will be sufficient to service debt payments as they become due. In the event that revenue growth exceeds anticipated levels, the Company may be required to seek additional financing.

Inflation—Although the operations of the Company are influenced by general economic conditions, the Company does not believe inflation had a material effect on the results of operations during the three and nine month periods ended September 30, 2006 or 2005. However, there can be no assurance the Company’s business will not be affected by inflation in the future.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company’s former credit agreement with Bank of America, N.A. provided for borrowings, which bore interest at the prime rate, or LIBOR plus 2.5%, if elected. Since January 1, 1995, the prime rate has fluctuated between 9.5% and 4.0% and the 1-year LIBOR rate has fluctuated between 7.75% and 1.2%. Based on the volatility of the prime rate in recent years, a five-percentage point increase in interest rates would have resulted in no additional interest expense in the nine months ended September 30, 2006 since the Company had no borrowings during this period and no borrowings were outstanding on November 3, 2006.

Foreign Exchange Rate Risk

Due to the Company’s foreign operations in Asia, the Company is exposed to transaction adjustments with respect to foreign currency. The Company’s functional currency is the United States dollar. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. There is no translation adjustment to the separate component of stockholders’ equity or adjustment to comprehensive income. The Company incurred foreign exchange losses of $2,000 for the nine months ended September 30, 2006 and foreign exchange gains of $3,000 for the nine months ended September 30, 2005. At September 30, 2006, the effect of a 10% increase in foreign exchange rates would have resulted in a $35 foreign currency exchange loss on the Company’s non-United States denominated assets and a $10 foreign currency exchange gain on the Company’s non-United States denominated liabilities. As such, the net effect of a

10% increase in the Company’s foreign exchange rates, at September 30, 2006, would have been a $25 foreign currency exchange loss. The Company believes that operating under United States dollar functional currency, combined with transacting business in countries with traditionally stable currencies mitigates the effect of any near-term foreign currency transaction adjustments on the Company’s financial position, results of operations and cash flows.

The Company has not engaged in foreign currency hedging transactions nor does the Company have any derivative financial instruments. However, going forward, the Company will assess the need to enter into hedging transactions to limit its risk due to fluctuations in exchange rates.

ITEM 4—CONTROLS AND PROCEDURES

Based on the evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, James T. Taylor, the Company’s President, Chief Executive Officer and Secretary, and David English, the Company’s Vice President, Chief Financial Officer, Assistant Secretary and Treasurer, have concluded that, in their judgment, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company, including the Company’s subsidiaries, in the reports it files, or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

We filed a Registration Statement on Form S-8 registering the acquisition of our common stock pursuant to our 401(k) plan on September 21, 2006. Prior to such registration, the acquisition of common stock  pursuant to our 401(k) plan by plan participants may have been subject to the registration requirements of the Securities Act of 1933 or applicable state securities laws and may not have qualified for an available exemption from such requirements. Federal securities laws generally provide for a one-year rescission right for an investor who acquires unregistered securities in a transaction that is subject to registration and for which no exemption was available. As such, an investor successfully asserting a rescission right during the one-year time period has the right to require an issuer to repurchase the securities acquired by the investor at the price paid by the investor for the securities (or if such security has been disposed of, to receive damages with respect to any loss on such disposition), plus interest from the date of acquisition. These rights may apply to certain participants in our 401(k) plan. Based on our current stock price, we believe that our current potential liability for rescission claims is not material to our financial condition or results of operations; however, our potential liability could become material in the future if our stock price were to fall below participants’ acquisition prices for their interest in our stock fund during the one-year period following the unregistered acquisitions.

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

Based on the lowest closing price per share of the Company’s stock of $8.38, 20,000 awards were earned in the three months ended September 30, 2006. Restricted shares granted under the award have become available shares as follows:

Quarter Ended	Lowest Closing Price	Available Shares
March 31, 2006	$6.97	20,000
June 30, 2006	$7.46	20,000
September 30, 2006	$8.38	20,000
Total		60,000

No consideration was paid for the shares and there were no proceeds to the Company from the award. Because the issuance of the shares was made in a private transaction with the Company’s President and CEO the issuance did not involve a public offering and, therefore, was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On September 21, 2006 we filed a Registration Statement on Form S-8 to cover offers and sales of securities to our employees and other persons under the Thomas Group, Inc. 401(k) Savings Plan. Prior to such registration, the acquisition of common stock under our 401(k) plan by plan participants may have been subject to the registration requirements of the Securities Act of 1933 or applicable state securities laws and may not have qualified for an available exemption from such requirements. Federal securities laws generally provide for a one-year rescission right for an investor who acquires unregistered securities in a transaction that is subject to registration and for which no exemption was available. As such, an investor successfully asserting a rescission right during the one-year time period has the right to require an issuer to repurchase the securities acquired by the investor at the price paid by the investor for the securities (or if such security has been disposed of, to receive damages with respect to any loss on such disposition), plus interest from the date of acquisition. These rights may apply to affected participants in our 401(k) plan and their affected interest in this plan have involved up to 3,674 shares of our common stock acquired pursuant to the 401(k) plan during 2005 and 2006. Based on our current stock price, we believe our current liability for rescission claims is not material to our financial condition or results of operations; however, our potential liability could become material in the future if our stock price were to fall below participants’ acquisition prices for their interest in our stock fund during the one-year period following the unregistered acquisitions.

ITEM 3—Defaults Upon Senior Securities

None.

ITEM 4—Submission of Matters to a Vote of Security Holders

None.

ITEM 5—Other Information

None.

ITEM 6—Exhibits

Exhibits
3.1

Amended and Restated Certificate of Incorporation of the Company filed July 10, 1998, with the State of Delaware Office of the Secretary of State (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 1998 and incorporated herein by reference).

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

THOMAS GROUP, Inc.
Registrant

November 13, 2006	/s/ JAMES T. TAYLOR
Date	James T. Taylor
President and Chief Executive Officer

/s/ DAVID ENGLISH
David English
Vice-President and Chief Financial Officer

Thomas Group, Inc.
Form
Exhibit Index

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of the Company filed July 10, 1998, with the State of Delaware Office of the Secretary of State (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 1998 and incorporated herein by reference).

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