Form 10-K
period 2006-12-31
THOMAS GROUP INC
filed 2007-04-06
CIK 900017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2006.

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 0-22010

THOMAS GROUP, INC.
(Exact name of registrant as specified in our charter)

Delaware	72-0843540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5221 North O’Connor Boulevard, Suite 500, Irving, Texas	75039-3714
(Address of principal executive offices)	(Zip Code)

(972) 869-3400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.01 per share Rights to purchase common stock, par value $.01 per share	The Nasdaq Stock Market LLC (NASDAQ Global Market)

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

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $43,247,270 based on the Nasdaq Capital Market closing price of $14.02. Effective November 6, 2006, our common stock has been listed on The Nasdaq Global Market under the symbol ’’TGIS.’’

As of April 3, 2007, there were 10,939,242 shares of the registrant’s common stock outstanding.

Documents incorporated by reference	Part

Portions of the registrant’s definitive proxy statement pertaining to the 2007 Annual Meeting of Stockholders to be filed on or before April 30, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

III

EXPLANATORY NOTE

As previously announced on February 2, 2007, our Board of Directors, with concurrence and oversight by our Audit Committee, which is comprised solely of independent directors, initiated a review of our historical stock option practices and related accounting during the period 1988 to 2006. This voluntary review was initiated in connection with our assessment of our historical capitalization documentation and not in response to any specific concerns from within Thomas Group about option practices or any inquiry from the Securities and Exchange Commission or any other regulatory agency. The review was conducted with the assistance of our outside legal counsel and specially-retained forensic accountants. Based on the preliminary findings of this review, on March 15, 2007, our Board of Directors, Audit Committee and management concluded that we would need to restate our financial statements and related footnote disclosures for fiscal years ending December 31, 2002 through 2005 and the first three quarters of the 2006 fiscal year. The Audit Committee and the Board of Directors further concluded on March 15, 2007 that our previously issued financial statements and related auditors’ reports for the years 2002 through 2005, and our previously issued financial statements for the first three quarters of 2006, should no longer be relied upon.

The investigation has now been completed and our Board of Directors received a report on the results of that investigation on March 30, 2007 from our outside counsel and specially-retained forensic accountants. Please see “Review of Stock Option Grant Practices” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19 to our Consolidated Financial Statements for a discussion related to our investigation. We have self reported the internal investigation and the restatement to the Securities and Exchange Commission and intend to cooperate with any informational or other requests from the SEC.

We have not amended and we do not intend to amend any of our other previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement, as we present elsewhere herein (i) restated financial data for each of the first three quarters of the fiscal year ended December 31, 2006 and each of the quarters in the fiscal year ended December 31, 2005, and, (ii) restated financial statements for each of the fiscal years ended December 31, 2005 and 2004, and (iii) restated selected consolidated financial data for the fiscal years ended December 31, 2003 and 2002. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 18 and 19 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various sections contained or incorporated by reference in this Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. Such statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “could,” “may,” “will be,” “will likely continue,” “will likely result,” or words or phrases of similar meaning. These statements are not historical facts or guarantees of future performance but instead represent only our belief at the time the statements were made regarding future events. In particular, statements under Item 1. Business, Item 1A Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties which may cause actual results and outcomes to differ materially from what we express or forecast in these forward-looking statements. In evaluating these statements, you should consider the risks and uncertainties discussed under Item 1A Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of

Operations, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•       a disruption in our relationships with major customers;

•       difficulty in expanding our commercial sector business;

•       the competitive environment of the industry in which we operate;

•       customer acceptance of our Process Value Management approach; and

•       an inability to attract, hire, develop, train and retain experienced Resultants.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report on Form 10-K, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

PART I

ITEM 1.                Business.

Overview

We are an operations and process improvement services firm headquartered in Irving, Texas providing process improvement solutions to enhance business efficiency, competitiveness and financial performance. We develop and employ methodologies to transform the processes, procedures and people within our clients’ organizations to enable more efficient and seamless operations. Our methodologies address business processes throughout the ‘‘Extended Enterprise.’’ Extended Enterprise is a term we use to describe the full spectrum of a client’s value chain from its suppliers, through its internal operations, and to its customers. Historically, we have successfully applied our methodologies in engagements for both government entities and Global and Fortune 1000 companies in a number of industries. During the past three years, however, we have been engaged primarily by various government entities to implement our operations management solutions.

As specialists in operations and process improvement , we create and implement operations management solutions to remove barriers, increase productivity, improve cultures and enable our clients to improve and sustain performance as measured by the following:

•       total cycle time;

•       cost savings;

•       time-to-market;

•       product yields;

•       delivery lead times;

•       inventory turns;

•       operational and administrative productivity; and

•       return on assets.

To deliver these solutions, we utilize our staff of professionals, whom we refer to as ‘‘Resultants™,’’ and who average over 25 years of business experience. To manage our client engagements, our Resultants typically leverage our Process Value Management, or PVM, approach, which often incorporates our proprietary Total Cycle Time®, or TCT®, methodology along with other industry-accepted process improvement methodologies such as Kaizan, Lean, Six Sigma and Theory of Constraints. PVM is used to manage client engagements, identify process inefficiencies and implement change within our clients in order to achieve a total transformation to what we refer to as the ‘‘Process Managed Enterprise.’’ A Process Managed Enterprise is one in which management focus and systems are centered on customers and managed around processes.

The following principles guide us when we assess, architect, implement and deliver continuous improvements to transform our clients into Process Managed Enterprises:

•       All businesses are made up of a series of linked processes, from the initial business concept through all its applied resources and its end customer.

•       All processes, left unmanaged, naturally deteriorate over time.

•       People working in cross-functional teams and focusing on customer needs are what make processes effective.

•       Operational change is achieved by employing a combination of our proprietary methodologies and industry best practices, and is implemented using a metrics-driven approach without additional capital expenditure by the client.

•       The client is the final arbiter of the value of the process.

•       The transformation to the Process Managed Enterprise must deliver short-term operating results as well as continuous, long-term, systemic business enhancements.

Industry Background

Businesses operate in increasingly complex environments. Markets are becoming progressively larger and more global, offering companies the opportunity to expand their presence but also exposing them to increased competition and operational uncertainties. As a result, many companies will frequently evaluate their business processes in order to manage change and risk, reduce costs, increase productivity, improve quality and drive higher profitability in order to be more competitive within their respective industries and the global marketplace. In order to best accomplish these goals, we believe both management and business systems must be focused on customers’ needs and the processes that strengthen the customers’ perception of value. These goals are typically achieved by increasing resource utilization, reducing cycle time, reducing procurement inefficiencies and reducing costs.

Similar to commercial enterprises, government entities compete for scarce budget resources and are seeking methods by which to decrease inefficiencies, thereby saving taxpayer dollars and reducing burdens on under-staffed agencies. As a result, many government entities are choosing to bring private industry best practices to federal programs in an effort to improve efficiency.

Commercial enterprises and government entities frequently lack the internal strategic expertise or the dedicated staff necessary to address operational challenges and implement corrective solutions. In an effort to streamline operations and achieve higher returns on investment, companies and government entities are turning to consultants with specialized operational expertise and experience. We believe firms employing senior professionals with executive management experience are well-positioned to help large organizations and government entities solve complex business challenges and improve and sustain operational performance.

Competitive Strengths

We believe the following factors are strengths of our company and provide us with key competitive advantages:

Experienced Professional Staff

We believe our most important asset is the knowledge base and experience of our Resultants. It is our policy to be highly selective in our hiring practices and to employ seasoned executives with extensive management experience. Our Resultants average 25 years of business experience and approximately 70% have held senior management positions with previous employers, with almost half being former CEOs or CFOs. Our Resultants’ backgrounds in executive management roles allow them to better relate to the business challenges faced by our clients’ senior management. Our Resultants are critical to developing long-term client relationships, which can span multiple engagements. We believe that their expertise and experience significantly improve our ability to effectively market our capabilities, implement operational improvements and deliver return on investment to our clients.

Emphasis on Results

The success of each client engagement is defined by our ability to deliver measurable results. Our results can be measured by our clients’ productivity improvements, which are derived directly from the operational changes we implement, and by our clients’ cost savings and return on investment that ultimately result from these productivity improvements. In appropriate client situations, we are willing to base a portion of our fees on achieving desired results. These incentive fees are based on predetermined client-specific measures, such as the achievement of specified process improvements, cost reductions or designated goals. We believe this demonstrates confidence in our ability to deliver positive results to our clients.

Focus on Implementation and Continuous Improvement

We stress a hands-on implementation of process improvements and focus on the institutionalization of changes that improve the efficiency of our clients’ businesses and processes. We apply our process improvement methodologies throughout our clients’ Extended Enterprises in close cooperation with our clients’ management to effectively eliminate process barriers, thereby improving cycle time, quality or ‘‘first pass yield’’ (that is, doing it right the first time) and overall operational performance. As part of each client engagement, we conduct knowledge management sessions, which provide our clients with essential information, training and skills necessary to sustain continuous improvement. In contrast, we believe many of our competitors often leave their clients with a written assessment or report, but generally do not work with company management to actually implement the changes. Our Resultants not only identify and analyze a client’s critical business processes, but also implement and institutionalize process improvements into a client’s day-to-day business practices in an effort to provide lasting, transformational results.

Reputation

We have built a reputation as a leader in providing operational process improvement solutions that solve complex business problems. Through our client successes, we have established a strong reputation for our expertise in delivering collaborative, cross-functional results across the Extended Enterprise. We believe our industry reputation along with a high level of client referrals helps us source new engagements and is evidence of the value we offer to our clients.

Operations and Process Improvement Solutions

We specialize in implementing solutions that achieve measurable and sustainable results including reductions in cost and improved financial performance. We manage our client engagements by applying our PVM approach, a holistic approach that defines the steps necessary to improve strategic business processes, assesses their linkages and efficiencies, and prescribes short- and long-term enhancement programs.

Our Resultants specialize in operational process improvement solutions that can be applied to clients in a variety of industries. Our process improvement solutions address product development, resource utilization, procurement, cycle time, customer service, operations logistics, inventory turns and other business challenges. Specific examples of our solutions to these business challenges include:

•       Product Development / Cycle Time Reductions. In a competitive environment, the time required to get a product to market can significantly affect a company’s market position. We deliver operations management solutions that identify barriers in the product development process and implement efficiencies that reduce cycle time and speed product development. Reducing the time required to get a product to market can increase customer satisfaction, lower costs and enhance our clients’ ability to respond timely to evolving market conditions.

•       Procurement and Sourcing. Inefficiencies in procurement and sourcing tend to increase costs. We work with our clients to achieve measurable savings by addressing the entire procurement process including contract negotiations, vendor selection, contract compliance, consumption patterns, total cost of ownership, performance measurement, knowledge transfer and make-versus-buy decisions. Implementation of our solutions has enabled many of our clients to achieve substantial savings in a wide variety of spend categories including office supplies, telecommunications, technology hardware, software and services, insurance, printing services, travel and other industry-specific categories. Operations Logistics. Inefficiencies within enterprises, particularly those with complex business processes, often result from a lack of coordination among business units or other functional groups. Our solutions address these inefficiencies by improving operations logistics across the Extended Enterprise, and include business process reengineering, identification of facility inefficiencies with respect to people, parts and layout, as well as operational testing, evaluation, implementation and training. Our operations logistics engagements often lead to significant productivity improvement and cost savings.

Growth Strategy

Our strategy to grow our business includes the following:

Attract, Hire, Develop, Train and Retain Highly Qualified Senior Resultants

We are in the consulting services industry and rely heavily on the quality of our professionals to drive our success. We believe attracting, hiring, developing, training and retaining experienced professionals significantly improves our ability to achieve desired client results, and the quality of our Resultants is critical to both our industry reputation and our success in obtaining new business. We believe our culture and the opportunity to work collaboratively on interesting assignments attracts high-quality Resultants and leads to low attrition rates. We invest in our Resultants’ career progression by providing training and development programs designed to match their skill sets with the needs of our clients.

Leverage Our Track Record of Success

We have built a track record of client satisfaction through the efficient and successful completion of complex projects for our government and large commercial clients. As a result, we have established a solid reputation and many of our clients continue to serve as excellent references for us. As a key element of our future growth, we intend to leverage our reputation with existing and past clients to win new business and seek repeat business opportunities with existing and former clients, many of which have multiple operating divisions. We will continue to expand efforts to promote our successes and to utilize our Resultants’ unique experience and skill sets to secure new client engagements.

Expand Sales and Marketing

We believe the proliferation of global markets and complex business environments will continue to drive demand for process improvement expertise, significantly enhancing the market opportunity for our solutions. To adequately address client opportunities on a wider scale, we intend to invest in our sales and marketing as a means of accelerating our market presence, increasing our reputation as a knowledge leader and securing new client engagements. We intend to continue building upon the strength of our brand and further promote awareness through a variety of traditional sales and marketing activities such as knowledge sessions, white papers, press interviews and conference speaking engagements. We continually update the content and functionality of our website. Collectively, we believe these programs will help clarify and differentiate our capabilities from our competition.

As an example, we currently have alliances with established academic programs, including The Wharton School of the University of Pennsylvania. Through these programs, we publish white papers and host knowledge sessions and events with senior-level executive attendees, which reinforce our subject-matter expertise in the field of operations and process improvement services. The content of these events is typically focused on addressing key business and operational challenges faced by large companies and generally produce a number of quality sales leads. We believe the synergy of our operational expertise combined with the strategic and technical skills of these partners will reinforce our position as knowledge leaders in the minds of potential clients and greatly improve our ability to market our services.

Target Repeat Client Engagements

We intend to leverage our prior engagement successes with existing and former clients to identify additional opportunities to apply our solutions and experiences. We believe clients for whom we have helped realize cost savings or return on investment are likely to realize the economic benefit potential from our solutions and will be more likely to engage us in follow-on programs.

Focus on Additional Business Opportunities in the Commercial Sector

Historically, we have served both government and commercial clients. Recently, we have successfully provided our operations management solutions primarily to the government sector. However, we are dedicated to growing our commercial client base and expect to deploy additional sales personnel, marketing resources and Resultants in the future.

Clients

We have delivered operations and process improvement solutions to approximately 375 clients since our inception in 1978. Historically, most of our clients have been large, diversified commercial or government enterprises in North America, Europe, and Asia. During the last three years, however, our engagements have involved primarily various government entities. We have also served international clients in previous years from our former offices in Switzerland, Sweden, Germany, Singapore, China and Hong Kong. Currently, we are focused on delivering our solutions in North America. In some instances, we provide solutions to the same organization under separate contract agreements. While we believe our methodologies are applicable to any industry, we have developed a significant amount of subject-matter expertise relevant to specific industries, including automotive, aviation, distribution, government, healthcare, manufacturing, semiconductor, textiles and transportation. Consequently, we can leverage our Resultants’ prior executive experiences to obtain business and determine appropriate client project teams. Following is a list of a number of clients in various industries for whom the Company has provided solutions since its inception in 1978:

Aerospace	Distribution	Mechanical Engineering
Aerostructures	ProSource	ABB
Bombardier	W.W. Grainger	Alstom Power
Delta Air Lines		Dresser Waukesha
Gulfstream	Electronics	Dresser-Rand
ITT Cannon	ABB	GEA
LSG Sky Chefs	Berg	Hilti
Lufthansa Cargo	EDS	Schindler
Lufthansa Technik	Euclid-Hitachi
McDonnell Douglass	Flat Panel Display	Medical Equipment Supplies
TRW	GTE Control Devices	Boston Scientific
Vought Aircraft	Gemplus	Siemens Medical
	Johnson Electric	GE Medical
Automotive	Motorola
Adam Opel	Osram
Audi	Philips	Specialty Retail
Delco	Texas Instruments	Tuesday Morning
Delphi	Western Digital
Detroit Diesel	Yuasa Exide Batteries	Semiconductor
GM		Alcatel Mietec
GM DELCO	Healthcare	AMI Microsystems
GM/Warranty	Centura	ASM Lithography
Meritor	Mallinckrodt	AT&T Semiconductor
Osram	Pfizer	Cypress Semiconductor
Pep Boys		Fairchild Semiconductor
Robert Bosch	Government	Ford Microelectronics
Saab	FAA	Hewlett Packard
Siemens	CACI	Hyundai
	City of Garland, Texas	IBM

Apparel Manufacturer	United States Army	LG Semiconductor
Brandix	United States Navy	NCR
Esquel Group		National Semiconductor
Heely’s	Manufacturing/Industrial	Matra MHS
Lanka Equities	Breguet	Motorola
Tristate Holdings	Dover	Philips Semiconductor
	Emerson	Rockwell
Banking, Financial Services,	Kimberly Clark	Signetics
Insurance	VIAD	ST Microelectronics
DG Bank	Leeds & Northrup	Taiwan Semiconductor
Forethought Insurance	Moore	Trilogy
Olivetti	Pawnee Industries
Sun Life Financial	Pinnacle-lvey	Telecommunications
	Radium	Allen Telecom
Chemical	Robert Bosch
Heraeus	Siemens	Transportation
Shipley	Stewart and Stevenson	Alstom
	Teledyne	Amtrak
Consumer Products	Thrall	Bombardier
Fossil	Xerox	Burlington Northern Santa Fe
Givaudan
HengAn		Utilities
Hillenbrand		PECO
Kodak		Siemens
Polaroid		Southern Indiana Gas & Electric
Rand McNally
Robert Bosch
Rubbermaid

Contractual Arrangements

We perform services and provide solutions for clients pursuant to contracts that generally have terms of three months to one year. We are compensated for our professional services and solutions in one or more of three ways: fixed fees, task-based fees or incentive fees. The majority of our revenue is derived from fixed fee and task-based fee contracts. Our fee type and structure for each client engagement is dependant on a number of variables, including size of the client, the complexity and geographic dispersion of its business, the level of the opportunity for us to improve the client’s processes and other factors. Our contracts are generally cancellable by the client upon 30 days’ notice.

We are working in several divisions of the Navy, each governed by a separate contractual agreement. However, contracts related to these engagements are executed within the United States government’s budget cycle and are fully funded for up to one year at a time and may be renewed annually for successive one-year periods over the remaining life of the engagement. Since we began working with the Navy in 1997, we have never had a premature termination. For our engagements with the Navy, we contract either directly with the government through our listing with the General Services Administration, or GSA, or we use an intermediary that acts as a prime contractor providing contracting and administrative services. Currently, we utilize CACI, Inc.-Federal, a wholly owned subsidiary of CACI International, Inc., or CACI, as an intermediary. In these instances, CACI plays a limited role in contract execution, and does not provide any client consulting services. We are in the third year of a three year contract with CACI. We anticipate entering into a similar contract with substantially similar terms upon expiration of the current contract. If we are unable to reach agreement with CACI as a future intermediary, we will seek other intermediaries or utilize our existing GSA agreement to contract with the Navy.

Fixed fee revenue is recognized on a percentage of completion method, based on direct labor hours expended. In order to calculate the completion ratio on a given project, time and effort to date are divided by the total estimated time and effort for the entire project. This ratio is then multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date. Revenues attributable to fixed fees were 8%, 4% and 10% of consolidated revenue for the years ended December 31, 2006, 2005, and 2004, respectively.

Task-based fees are recognized as revenue when the task is completed or the deliverable is received by the client. Typically, task-based revenue recognition involves the delivery of a report, minutes or some other evidence of completion. Revenues attributable to task-based fees were 91%, 96% and 89% of consolidated revenue for the years ended December 31, 2006, 2005, and 2004, respectively.

Incentive fees are tied to improvements in a variety of client performance measures typically involving cycle time, asset utilization and productivity. Incentive fee revenue is recognized in the period in which the related client improvements are achieved. Our incentive fee agreements with our clients define in advance performance improvement standards that form the basis of our incentive fees earned. Incentive fees are affected by our clients’ business performance and prevailing economic conditions. Revenues attributable to incentive fees were 0%, 0% and 1%, for the years ended December 31, 2006, 2005, and 2004, respectively. As of April 3, 2007, we had no contractual agreements for incentive fees.

Reimbursement revenue represents the client’s repayment of our mutually agreed upon travel expenses as incurred. All billable travel expenses are submitted to and approved by the client. Revenues attributable to reimbursement were 1%, 0% and 1%, for the years ended December 31, 2006, 2005, and 2004, respectively.

In our business under commitment, also known as backlog, we include signed client contracts and funded government contract commitments with terms generally ranging from three months to one year. In 2006 and 2005, a portion of our backlog included projects that were funded as a specific line item in the United States government’s budget, as opposed to inclusion in a general category. Budgeting in this manner was considered equivalent to full funding; therefore, these commitments are included in backlog. Backlog at December 31, 2006, was $16.1 million. Backlog at December 31, 2005 and 2004 was $14.5 million and $22.5 million, respectively.

Financial Information About Segments and Geographic Areas

Financial information about our segments and information related to the geographic areas in which we operate appears in Note 12 to our Consolidated Financial Statements included in this report.

Competition

The consulting services industry in which we operate is highly competitive and significantly fragmented. We compete with a large number of diverse service providers, including business operations consulting firms, such as Huron Consulting Group, financial consulting firms, such as FTI Consulting, Inc., management consulting firms, such as McKinsey & Company, accounting firms, technical and economic advisory firms, regional and specialty consulting firms and internal professional resources of existing and potential clients. In addition, since there are relatively low barriers to entry into the consulting services market, we expect new entrants into our operations management consulting field to result in continued and additional future competition. Some of our competitors have significantly greater financial resources, professional staffs, industry expertise, and name recognition than we do. Competitive pressures could reduce our market share or require us to reduce the price of our services and solutions, either of which could harm our business and results of operations. Furthermore, there can be no assurance we will be able to compete successfully with our existing or new competitors. Our PVM approach and proprietary methodologies are trade secrets not capable of being patented, and there can be no assurance our competitors will not acquire or develop substantially similar methodologies or our clients will not adopt our methodologies without our assistance. Therefore, there can be no assurance we will not be subject to competition from others using substantially similar methodologies. However, we believe our competitive strengths differentiate us from competitors.

Employees

At December 31, 2006, we had a total of 155 employees, consisting of 107 full-time Resultants, 11 part-time Resultants, 13 sales and marketing employees and 24 administrative employees. Our employees are not represented by a labor union and are not subject to any collective bargaining agreement. We consider our employee relations to be good.

We are highly selective in our hiring of Resultants. We recruit primarily experienced professionals with operational expertise. We believe these highly sought after professionals choose to work for us because of the credentials, experience and reputation of our Resultants, the opportunity to work on a diverse range of matters and our strong reputation. We also develop and support our Resultants in their career progression through training and development programs designed to match the skill sets of our Resultants with the needs of our clients. We believe our attractiveness as an employer is reflected in our low turnover rate among Resultants.

Our compensation plan includes competitive base salary, incentives and benefits. The Compensation and Corporate Governance Committee of our Board of Directors, at its discretion, determines the incentives to be granted to our officers and our equity-based compensation offered to any of our employees. Our chief executive officer and senior management determine performance compensation for our Resultants, commissions for our sales professionals and any other non-equity incentives granted to employees.

We have entered into nondisclosure and non-competition agreements with our current and former employees. There can be no assurance the agreements will deter any of our employees from disclosing confidential information to third parties or from using such information to compete with us in the future.

Intellectual Property

We are dedicated to providing industry leading operations and process improvement solutions to our clients and fostering a culture of continuous learning for our Resultants. Our PVM approach and proprietary methodologies have been developed at great expense, have required considerable effort on the part of skilled professionals and are considered trade secrets. Therefore, only in certain circumstances will we grant clients a limited license to make internal use of certain of our proprietary methodologies. We maintain our trade secrets in strict confidence and include nondisclosure provisions as part of our standard engagement. Despite our efforts to protect proprietary trade secrets from unauthorized use or disclosure, such as use of nondisclosure and non-competition agreements with our current and former employees, our current or former employees or others may attempt to disclose, obtain or use our trade secrets. Since our PVM approach and proprietary methodologies and solutions are trade secrets not capable of being patented, there can be no assurance that our competitors will not acquire or develop substantially similar methodologies or that our clients will not adopt our methodologies without our assistance.

We have secured federal registration for the service marks Total Cycle Time® and TCT®. These registrations expire from August 2012 to May 2015. We have secured federal service mark registration for several other marks important to our business. We have also made appropriate filings in several European countries securing protection of our marks in those countries. We consider each of these service marks to be significant to our business.

Available Information

We are required to file reports with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.The public may read and copy any materials filed with the SEC by us at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are submitted electronically and can be accessed via the SEC’s website at: http://www.sec.gov.

Company Website

Information about us can be obtained by accessing our website at: http://www.thomasgroup.com. Our website contains an investor information section which provides links to our SEC reports and filings. Such reports and filings are available free of charge as soon as reasonably practical after such material is electronically filed with or furnished to the SEC. We are not incorporating the information on that website into this report, and the website and the information appearing on the website are not included in, and are not part of, this report.

ITEM 1A.        Risk Factors.

Risk Factors

We derive our revenue from a limited number of engagements and our revenue could be adversely affected by the loss of a significant client or the cancellation of a significant engagement.

We derive, and expect to continue to derive, a significant portion of our revenue from a limited number of engagements, primarily with government entities. From year to year, revenue from one or more individual clients may exceed 10% of our revenue for such period. Revenue from projects with the United States Navy (“Navy”)  totaled $54.3 million, or 91% of revenue, $40.1 million, or 95% of revenue, and $24.4 million, or 81% of revenue, for the years ended December 31, 2006, 2005, and 2004, respectively. We are working in several divisions of the Navy, each governed by a separate contractual agreement. We either contract directly with the Navy or we use an intermediary who acts as a prime contractor providing contracting and administrative services. Our direct contract engagements with the Navy are reported as one client representing $24.8 million, or 42% of revenue, $13.0, or 30% of revenue, and $9.8 million, or 33% of revenue, for the years ended December 31, 2006, 2005, and 2004, respectively. Our engagements through our contracting intermediary are reported as one client representing $29.1 million, or 49% of revenue, $27.9 million, or 65% of revenue, and $14.5 million, or 48% of revenue, during the years ended December 31, 2006, 2005 and 2004, respectively. If we lose any major clients or if any of our significant engagements is reduced in scope or cancelled, we would lose a significant amount of revenue. In general, the volume of work we perform for any particular client varies from year to year due to the specific engagement nature of our business. A client accounting for a significant portion of our revenue in one year may not comprise a significant portion of our revenue in the following year due to completion of the project, early termination of the project or a reduction of the scope of our engagement in the following year.

If we are unable to attract, hire, develop, train and retain experienced Resultants and sales professionals, our competitive position and financial performance could suffer.

Our business consists primarily of the delivery of professional services and solutions and our success depends upon the efforts, abilities and project execution of our business consultants, whom we call ResultantsTM. Our Resultants have highly specialized skills. If key Resultants leave and we are unable to replace them with suitable candidates, we could experience difficulty in managing the affected client engagements. Professionals with requisite credentials and experience qualified to be our Resultants are in great demand and we face significant competition for these professionals from our competitors, academic institutions, government entities, research firms and other organizations, including our clients. In addition, we rely on our sales professionals to develop business opportunities and client relationships. We face significant competition for these sales professionals from our competitors. Competing employers for both Resultants and sales professionals may be able to offer greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than we do.

Typically, our Resultants have close relationships with the clients they serve. Our agreements with our clients typically include non-solicitation arrangements. If a client hires one of our Resultants in violation of the non-solicitation provisions, we will consider any legal remedies we may have on a case-by-case basis. However, we may decide preserving cooperation and a professional relationship with our clients, or other concerns, outweigh the benefits of any possible legal recovery. Therefore, we may determine not to pursue legal action. Furthermore, our employment agreements with our employees, including Resultants and sales professionals, typically include non-competition provisions. However, many states, including Texas, generally interpret non-competition clauses narrowly. Therefore, if a Resultant or salesperson leaves and goes into business in competition with us or joins a competitor, we may not have reasonably available legal recourse and our client relationships could suffer. Our inability to attract, hire, develop, train and retain Resultants or sales professionals could limit our ability to accept or complete engagements and adversely affect our competitive position and financial performance.

A significant portion of our revenue is derived from government client engagements and this exposes us to various risks inherent in government contracts and the government contracting process.

We perform work for various government entities and agencies. Revenue from Navy contracts constituted 91% of our revenue during the fiscal year ended December 31, 2006. As a result, our business is susceptible to special risks inherent in government contracts and the government contracting process, including the following:

•       Government entities fund projects annually through congressionally appropriated monies pursuant to the government budgeting cycle beginning on October 1 of each year. While our government engagements are often planned and executed as multi-year projects, the initial contract term is typically one year or less, running through the next September 30 after the contract is signed, and contains options to annually extend the term through the end of the project. Extensions are generally awarded each October 1 through the end of the project in conjunction with the government budgeting cycle. Our government clients reserve the right to change the scope of or terminate these projects with limited notice for lack of approved funding and at their convenience. Occasionally, congressional approval for appropriations extends beyond October 1. In such a case, we typically obtain short-term extensions to fund the project until congressional approval is obtained.

•       Our government clients reserve the right to audit our contract costs, including allocated indirect costs, and conduct inquiries and investigations of our business practices with respect to our government contracts. Such an audit may result in prospective adjustments to previously agreed rates for our work and affect our future margins.

•       If a government client discovers improper or illegal activities in the course of audits or investigations, we may become subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with related or other government entities. Our internal controls may not prevent or detect all improper or illegal activities.

•       Government contracts, and the proceedings surrounding them, are often subject to more extensive scrutiny and publicity than commercial contracts. The number and terms of new government contracts signed can be affected significantly by political and economic factors, such as pending elections and revisions to government tax policies. Negative publicity related to our government contracts, regardless of its accuracy, may damage our business by affecting our ability to compete for new contracts.

•       As our government contract business continues to grow, we may become subject to stringent diversity requirements imposed under various government procurement regulations. We may have difficulty finding suitable professionals to enable us to comply with such regulations due to the unique experience qualifications for our Resultants.

•       Many of our government clients are affected by the timing and duration of military conflicts in which the United States is involved. Funds intended for future contract renewals could be re-appropriated and may not be available for our services and solutions as a result of the fiscal needs of other areas of the military during times of conflict.

•       Government personnel who make decisions with respect to the award of military and other government contracts move in and out of such decision-making positions. We must expend significant effort educating such decision makers about our business and capabilities, and developing and maintaining relationships with decision makers at appropriate levels within our client organizations. If we fail to successfully identify, educate and maintain relationships with appropriate decision makers within our clients’ organizations, our ability to compete for new contracts, and therefore our business generally, may suffer.

The impact of any of the occurrences or conditions described above could affect not only our business with the particular government entity involved, but also other related and unrelated government entities. Depending on the size of the project or the magnitude of the costs, penalties or negative publicity involved, any of these occurrences or conditions could have a material adverse effect on our business and results of operations.

Our engagements with clients may be terminated by our clients on short notice.

The majority of our contracts can be terminated by our clients without cause, with short notice (typically 30 days) and without penalty. When contracts are terminated unexpectedly, the costs associated with the lost revenue may not be reduced in a timely manner. Following an unexpected termination, we may not be able to rapidly deploy our Resultants to other projects, which would result in under-utilization of resources. In addition, because much of our work is project-based rather than recurring in nature, we may not be able to replace cancelled contracts and maintain our utilization rates with new business. Consequently, our revenue and results of operations in subsequent periods may be lower than expected.

Failure to maintain strong relationships with our contracting intermediary could result in less favorable contract terms and a decline in our revenue.

We derive substantial revenue from government engagements in which we utilize a contracting intermediary, CACI, Inc.-Federal, a wholly owned subsidiary of CACI International, Inc., or CACI. Although we also contract directly with the federal government through our listing with the General

Services Administration, we evaluate, on a project-by-project basis, whether to use an intermediary such as CACI to act as a prime contractor and provide contracting and administrative services. We are in the third year of a three-year contract with CACI. We expect to continue to use intermediaries as prime contractors for certain contracts when appropriate in the foreseeable future. In such cases, we will enter into agreements with such intermediaries that define the terms of our arrangement such as payment terms and specific deliverables. Future terms with contracting intermediaries may be less favorable than the terms under which we currently operate. Financial difficulties of an intermediary could cause a delay in remission of government funds to us and force us to seek other intermediaries.

We derive a portion of our revenue from contracts awarded through a competitive bidding process. If we are unable to win new awards consistently over any extended period, our business could be adversely affected.

A portion of our contracts are awarded through a competitive bidding process. The competitive bidding process increases competition and pricing pressure, and we may be required to decrease our profit margins on our professional services and solutions in order to win a contract over our competitors. If we are unable to win new contract awards consistently over any extended period or if the proportion of our contracts obtained through a competitive bidding process increases, our business will be adversely affected and cause our results of operations to differ materially from those anticipated. In addition, upon the expiration of a contract, if the client requires further services and solutions of the type provided by the contract, there may be a competitive re-bidding process. There can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract. The termination or non-renewal of any of our significant contracts could cause our results of operations to differ materially from those anticipated.

We enter into fixed, task-based and incentive fee engagements with our clients and unexpected costs, delays or failures to achieve anticipated cost reductions or performance improvements could make our contracts less profitable.

We charge for our professional services and solutions based on monthly fixed fee arrangements, task-based fees or incentive fees. Fixed fee contracts require us to price our contracts by estimating our expenditures in advance. Our ability to properly estimate the costs and timing for completing client projects is critical to the profitability of our fixed fee contracts. Task-based contracts also require us to estimate our expenditures in advance, and an appropriate billing amount is assigned to each completed task or deliverable based on the estimated cost for each specific task or deliverable. Incentive fees are based on client-specific measures, such as the achievement of specified process improvements, cost reductions or designated goals. We must estimate our costs to deliver such client-specific measures and design the incentive calculation accordingly to achieve our desired profit margin. Our cost, pricing and margin estimates reflect our professional judgment regarding our costs and the efficiencies of our Resultants and processes. Any increased or unexpected costs, delays or failures to achieve anticipated cost reductions or performance improvements in connection with the performance of these engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our results of operations. Furthermore, incentive fees are affected by the client’s business performance and prevailing economic conditions, both of which are beyond our control, which may cause variability in revenue and profit margins earned on such contracts and may limit our ability to forecast future revenue.

Our revenue and operating results may fluctuate significantly from quarter to quarter, and fluctuations in operating results could cause our stock price to decline.

Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors. In future quarters, operating results may be below the expectations of market analysts or investors, and the price of our common stock may decline. Factors that could cause quarterly fluctuations include:

•       the beginning and ending of significant contracts during a quarter;

•       the number, size and scope of our ongoing engagements;

•       variations in the amount of revenue attributable to incentive fees;

•       our ability to recruit and retain qualified professionals;

•       the extent to which our Resultants can be reassigned efficiently from one engagement to another;

•       fluctuations in demand for our professional services and solutions resulting from budget cuts, project delays, cyclical downturns or similar events;

•       the occurrence and duration of conflicts involving the United States military, which could cause delays or changes in program operations related to our government clients;

•       clients’ decisions to divert resources to other projects;

•       collectibility of receivables; and

•       reductions in the prices of services and solutions offered by our competitors.

Our profitability will suffer if we are not able to maintain our pricing and utilization rates and control our costs.

Our profitability is largely a function of the fees we are able to charge for our services and solutions and the efficiency with which we are able to utilize our Resultants. Accordingly, if we are not able to maintain the pricing for our services and solutions or an appropriate utilization rate for our Resultants without corresponding cost reductions, our profitability will suffer. Pricing for our professional services and solutions is affected by a number of factors, including:

•       our clients’ perceptions of our ability to add value through our services and solutions;

•       introduction of new services or solutions by us or our competitors;

•       pricing policies of our competitors; and

•       market demand for our services and solutions and general economic conditions.

Our utilization rates are also affected by a number of factors, including:

•       the number and size of our client engagements;

•       unanticipated changes in the duration or scope of client engagements;

•       our ability to transition Resultants from completed projects to new engagements;

•       our ability to forecast demand for our services and solutions and thereby maintain an appropriate headcount in each area of expertise; and

•       our ability to manage attrition.

A significant or prolonged economic downturn could have a material adverse effect on our results of operations.

Our results of operations are affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets they serve. Budgets for consulting services typically decrease during times of adverse economic conditions. A decline in the level of business activity of our clients could affect our ability to secure new client engagements, increase the likelihood of existing client engagement contract cancellations and reduce our utilization rates, which would have a material adverse impact on our ability to generate revenue and our operating results. For example, during the general economic slowdown in 2001 and 2002, our industry averaged an approximate 35% decrease in revenue. As a result, during the third quarter of 2001 through and including the third quarter of 2002, we were not profitable. Although current economic conditions have improved over previous periods, future economic downturns could cause some clients to reduce or defer their expenditures for consulting services. We have implemented and will continue to implement cost-savings initiatives to manage our expenses as a percentage of revenue; however, current and future savings initiatives may not be sufficient to maintain our margins if the economic environment should weaken for a prolonged period.

The consulting services industry is highly competitive and actions by competitors could render our services and solutions less competitive, causing revenue and profit margin to decline.

The consulting services industry in which we operate is highly competitive and significantly fragmented. We compete with a large number of diverse service providers, including business operations consulting firms, financial consulting firms, management consulting firms, accounting firms, technical and economic advisory firms, regional and specialty consulting firms and internal professional resources of existing and potential clients. In addition, since there are relatively low barriers to entry into the consulting services market, we expect new entrants into our operations management consulting field to result in continued and additional future competition. Some of our competitors have significantly greater financial resources, professional staffs, industry-specific expertise and name recognition than we do. Competitive pressures could reduce our market share or require us to reduce the price of our services and solutions, either of which could harm our business and results of operations. In addition, our ability to compete depends on a number of factors outside of our control, including:

•       the prices at which others offer competitive services, including aggressive price competition and discounting on individual engagements;

•       the ability of our competitors to undertake more extensive marketing campaigns;

•       the extent, if any, to which our competitors develop proprietary tools that improve their ability to compete;

•       the ability of our clients and potential clients to perform the services themselves; and

•       the extent of our competitors’ responsiveness to client needs.

We may not be able to compete effectively on these or other factors. If we are unable to compete effectively, our market position, and therefore our revenue and results of operations, could decline.

It may be difficult for us to differentiate the professional services and solutions we offer to our clients from those offered by our competitors.

Many of our competitors offer consulting services of a nature similar to those provided by our Resultants. Although we strive to differentiate our services and solutions by using experienced professionals to deliver improvements using our proprietary PVM approach, there can be no guarantee potential clients will find such differentiation persuasive. If we cannot effectively differentiate our services and solutions from those offered by our competitors, our sales efforts could be adversely affected, and therefore our revenue and our results of operations could decline.

We must continually enhance our services and solutions to meet the changing needs of our clients or face the possibility of losing future business to competitors.

Our future success will depend in part upon our ability to enhance existing services and solutions and to introduce new services and solutions to meet the requirements of our clients in a rapidly developing and evolving market. For example, certain clients may require a different methodology from what our Resultants typically utilize. In such cases, we may have to train our Resultants to utilize different methodologies. Some of our competitors have significantly greater financial resources, professional staffs and expertise in certain methodologies than we do. Our competitors may be able to respond more quickly to changes in client requirements. If we are unable to anticipate or respond adequately to our clients’ needs, our revenue could decline and our results of operations could suffer.

Maintaining our reputation is critical to our future success.

We have invested significant time and resources in building our reputation and name recognition. Our ability to gain market acceptance of the Thomas Group brand and to secure new engagements depends heavily on our reputation and our ability to provide high quality, reliable and cost-effective services and solutions. Some of our engagements come from former or existing clients or from referrals by former or existing clients. Consequently, if we fail to perform our services and solutions in a manner meeting our clients’ expectations, our reputation may be damaged and our ability to attract new business or new Resultants, our competitive position and our results of operations could suffer.

If we are unable to grow or if we fail to manage growth successfully our revenue and results of operations could be adversely affected.

Any failure on our part to manage growth successfully could adversely affect our revenue and results of operations. We expect to grow our operations by expanding into other areas of the government and by strengthening our position in the commercial sector. Expanding our position in these areas will likely require extensive management attention and may increase our overall selling, general and administrative expenses. We also may expand by hiring additional Resultants, either individually or as members of existing groups, or acquiring complementary businesses. These activities could result in the diversion of management’s time, attention and resources from managing and marketing our company. We also could encounter difficulties in integrating persons from other firms with diverse professional backgrounds, experiences and organizational cultures into our own organization. Expansion creates new and increased management and training responsibilities for our employees. Expansion also increases demands on our internal systems, procedures and controls and on our managerial, administrative, financial, marketing and other resources. If we do not manage growth effectively, our business, financial condition and results of operations could be adversely affected.

Our engagements could result in professional liability, which could be very costly and damage our reputation.

Our engagements typically address complex business challenges which require us to exercise professional judgment. As a result, we are subject to the risk of professional liability. If a client questions the quality of our work, the client could bring a lawsuit to recover damages or contest its obligation to pay our fees. Litigation alleging that we performed negligently or breached our obligations to a client could expose us to significant legal liabilities and, regardless of the merits or outcome, could be very costly and could distract our management and damage our reputation. Although our engagement agreements typically include provisions designed to limit our exposure to legal claims, they may not protect us under some circumstances. In addition, we carry professional liability insurance to cover many of these types of claims, but policy limits and breadth of coverage may be inadequate to cover any particular claim or all claims plus the cost of our legal defense. For example, we provide services and solutions on engagements in which the impact on a client may substantially exceed the limits of our errors and omissions insurance coverage. If we are found to have professional liability with respect to work performed on such an engagement, we may not have sufficient insurance to cover the entire liability. Liability in excess of our insurance limits would have to be borne directly by us and could seriously harm our profitability, financial position and reputation.

Inability to protect intellectual property could harm our competitive position and financial performance.

We have only a limited ability to protect our intellectual property rights, which are important to our success. Our PVM approach and proprietary methodologies are trade secrets not capable of being patented, and there can be no assurance our competitors will not acquire or develop substantially similar methodologies or our clients will not adopt our methodologies without our assistance. Despite our efforts to protect our proprietary trade secrets from unauthorized use or disclosure, such as use of nondisclosure and non-competition agreements with our current and former employees, our current or former employees or others may attempt to disclose, obtain or use our trade secrets. The steps we have taken to protect our proprietary trade secrets may not prevent misappropriation, particularly in foreign countries where laws or law enforcement practices may not protect intellectual property rights as fully as in the United States. The unauthorized use of our trade secrets or use of substantially similar methodologies and solutions by our competitors or others could harm our competitive position and financial performance.

If we fail to maintain adequate internal control over financial reporting, if we are unable to timely complete our assessment of the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm cannot attest to our assessment of our internal control over financial reporting, we may be subject to regulatory sanctions and a loss of public confidence and the trading price of our stock could be negatively impacted.

Effective internal controls are necessary for us to provide reliable financial reports and effectively detect and prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404, under currently published SEC rules, beginning with our fiscal year ending December 31, 2007, we will be required to perform an assessment of the effectiveness of our internal control over financial reporting and publicly disclose the assessment in our Annual Report on Form 10-K for the year ending December 31, 2007. Attestation by our auditor will be required for the year ended December 31, 2008. We expect to dedicate significant management, financial and other resources in connection with our compliance with Section 404 in 2007. We expect these efforts to include a review of our existing internal control structure. We cannot be certain at this time that we will be able to comply with all of our reporting obligations and successfully complete the procedures, certification and attestation requirements of Section 404 by the time that we are required to file our 2007 Annual Report. If we fail to achieve and maintain the adequacy of our internal controls and do not address any deficiencies that may be identified by our auditors, we may not be able to conclude, on an ongoing basis, that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.

Operating internationally exposes us to special risks and factors that could negatively impact our business or operations and could result in increased expenses and declining profit margin.

We currently operate primarily in the United States and have minimal operations in Asia; however, in the future, we may expand our international operations. If our revenue from international operations does not exceed the expense associated with establishing and maintaining our international operations, our results of operations could suffer. International operations create special risks, including the following:

•       local legal and regulatory requirements, such as import/export controls, content requirements, trade restrictions, tariffs and foreign taxes, sanctions, data privacy laws and labor regulations, may impair our ability to operate efficiently or expatriate foreign profits;

•       enforcing agreements with clients and collecting accounts receivable may be more difficult in certain foreign jurisdictions;

•       foreign intellectual property laws may make enforcement of our intellectual property rights in foreign countries more difficult;

•       increased competition from local consultants may hamper our marketing and sales opportunities in certain locations;

•       general economic and political conditions in the foreign countries in which we operate could have an adverse impact on our earnings from operations in those countries;

•       fluctuations in currency exchange rates, may affect demand for our services and solutions and may adversely affect the profitability in United States dollars of services and solutions provided by us in foreign markets where payment for our services is made in the local currency; and

•       more burdensome employee benefit requirements may impair our ability to maintain appropriate gross profit margins.

Certain participants in our 401(k) plan may have rescission rights with respect to shares of our common stock purchased by such participants.

We filed a Registration Statement on Form S-8 registering the acquisition of our common stock pursuant to our 401(k) plan on September 21, 2006. Prior to such registration, the acquisition of common stock pursuant to our 401(k) plan by plan participants may have been subject to the registration requirements of the Securities Act of 1933 or applicable state securities laws and may not have qualified for an available exemption from such requirements. Federal securities laws generally provide for a one-year rescission right for an investor who acquires unregistered securities in a transaction that is subject to registration and for which no exemption was available. As such, an investor successfully asserting a rescission right during the one-year time period has the right to require an issuer to repurchase the securities acquired by the investor at the price paid by the investor for the securities (or if such security has been disposed of, to receive damages with respect to any loss on such disposition), plus interest from the date of acquisition. These rights may apply to certain participants in our 401(k) plan. From July 2005 through September 21, 2006, participants in our 401(k) plan purchased interests in our common stock fund representing approximately 14,950 shares of our common stock at prices ranging from $3.06 to $18.15 per share. We have notified these participants of their potential rescission rights, and we have agreed, in certain circumstances, to settle certain rescission claims in cash. Based on our current stock price, we believe our current potential liability for rescission claims is not material to our financial condition or results of operations; however, our potential liability could become material in the future if our stock price were to fall below participants’ acquisition prices for their interest in our stock fund during the one-year period following the unregistered acquisitions.

We may not continue to pay dividends.

Our current dividend policy provides for the payment of an aggregate annual cash dividend of $0.40 on each outstanding share of common stock, payable quarterly at a rate of $0.10 per share. The determination of future cash dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, results of operations, cash flow, the level of our capital expenditures, restrictive covenants in our credit facility, future business prospects and any other matters that our Board of Directors deems relevant. There can be no assurance that we will continue to pay dividends at this rate or at all in the future.

We may need additional capital in the future, and this capital may not be available to us. The raising of additional capital may dilute stockholders’ ownership in us.

We may need to raise additional funds through public or private debt or equity financings in order to:

•       expand our international operations;

•       develop new services and solutions;

•       respond to competitive pressures; or

•       pursue strategic acquisitions.

Any additional capital raised through the sale of equity may dilute stockholders’ ownership percentage in us. We believe that existing cash resources, the amounts available under our credit facility and cash generated from current operations will be sufficient to satisfy our operating cash needs at least through December 31, 2007. Any future decreases in our operating income, cash flow, or stockholders’ equity may impair our future ability to raise additional funds to finance operations. Any additional financing we may need may not be available on terms favorable to us, or at all.

Our certificate of incorporation, bylaws, stockholder rights plan, Delaware law and arrangements we have with certain significant stockholders may discourage an acquisition of our company.

Provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We have also adopted a stockholder rights plan which could also have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding stock. We have entered into an agreement with two of our directors and significant stockholders, General John T. Chain, Jr. and Mr. Edward P. Evans, which grants General Chain the right to designate two nominees to our Board of Directors as long he owns greater than 15% of our outstanding common stock and Mr. Evans the right to designate one nominee to our Board of Directors as long as he owns greater than 15% of our outstanding common stock. These contractual obligations could make it difficult for a third party to gain control of our Board of Directors in the event of an acquisition. In addition, these directors and significant stockholders currently have and may continue to have a significant ownership interest in our common stock which could make it difficult for a third party to acquire a majority of our outstanding common stock.

We have self reported our internal investigation into our stock option practices and the related restatement to the Securities and Exchange Commission.

We are subject to the oversight of  the Securities and Exchange Commission (“SEC”) and other regulatory agencies.   As a result of the investigation and our restatement, we could become subject to administrative or other legal proceedings by those agencies, in which case we may be required to pay fines or otherwise be subject to other penalties. In connection with our restatement we believe that we have made appropriate judgments in concluding the correct accounting measurement dates for stock option grants; however,  the SEC may disagree with the manner in which we have accounted for the financial impact of past stock option grant measurement date errors. There is a risk that any SEC inquiry could lead to circumstances in which we may have to further restate our prior financial statements, amend prior SEC filings, or otherwise take other actions not currently contemplated. We have self reported the internal investigation and the restatement to the SEC and intend to cooperate with any informational or other requests from the SEC.

ITEM 1B.       Unresolved Staff Comments.

None.

ITEM 2.                Properties.

We believe the following facilities are adequate for our current needs:

•       We lease approximately 26,000 square feet of office space at our principal executive office in Irving, Texas under a lease which expires in March 2012.

•       We lease approximately 6,000 square feet of office space in Troy, Michigan under a lease which expires on March 31, 2007.

•       We lease approximately 12,000 square feet of office space in Reston, Virginia under a lease which expires on October 31, 2007.

•       We lease space for our office in Hong Kong under a month-to-month lease.

ITEM 3.                Legal Proceedings.

Due to declining revenue of our European subsidiaries, we filed for insolvency of our wholly-owned subsidiary headquartered in Frankfurt, Germany in 2002 and our wholly-owned subsidiary in Zug, Switzerland in 2005. During 2005, a suit was filed against our subsidiary in Switzerland by the German insolvency administrator to recover approximately $0.3 million related to an intercompany receivable between the two entities. Due to the insolvency of the Swiss entity, the suit was dismissed during the fourth quarter of 2005. We believe any future legal action related to the closure of our German and Swiss subsidiaries would not have a material impact on our financial position, results of operations or cash flows in future years.

During the third quarter of 2003, we became aware of past circumstances involving a former employee that management believed would result in future litigation or settlement costs. As such, we recorded a $150,000 contingent liability related to the matter. On December 17, 2003, we entered into a settlement agreement with this former employee resulting in $121,160 payable to the former employee in two installments, due December 17, 2003 in the amount of $21,160 and January 5, 2004 in the amount of $100,000. We made both installment payments. In addition to the settlement payments, as part of the settlement agreement, we entered into a consulting agreement whereby we paid our former employee $84,640, in five equal monthly installments of $16,928 beginning January 2004 with the final payment being made in May 2004. Our former employee provided reports related to the financial strength and other conditions of the Asian marketplace as performance under the consulting agreement, and no obligation to this former employee remained after the final payment was made in 2004.

We have self reported the internal investigation into our historical stock option practices and related restatement to the Securities and Exchange Commission and intend to cooperate with any informational or other requests from the SEC.

We may become subject to various claims and other legal matters, such as collection matters initiated by us in the ordinary course of conducting our business. We believe neither such claims and legal matters nor the cost of prosecuting and/or defending such claims and legal matters will have a material adverse effect on our consolidated results of operations, financial condition or cash flows. No material claims are currently pending; however, no assurances can be given that future claims, if any, may not be material.

ITEM 4.                Submission of Matters to a Vote of Security Holders.

On December 12, 2006, a special meeting of our stockholders was held to consider and vote upon a proposal to approve, adopt and ratify the 2005 Omnibus Stock and Incentive Plan for Thomas Group, Inc., which we refer to as the 2005 Plan, and to consider and vote upon a proposal to approve and ratify certain awards made under the 2005 Omnibus Stock and Incentive Plan to James T. Taylor, our President and Chief Executive Officer, David English, our Chief Financial Officer, and Terry Stinson, our President, North America—Commercial, which we refer to collectively as the Awards.  At the special meeting, 7,128,559 shares were voted in favor of the 2005 Plan, 551,965  shares were voted against the 2005 Plan and 700 shares were withheld. Also at the special meeting, 7,124,391 shares were voted in favor of the Awards,  556,133 shares were voted against the Awards and 700 shares were withheld.

The 2005 Plan is an equity-based compensation plan we use to attract and retain qualified employees and independent contractors who are essential to our success. The 2005 Plan was authorized by our Board of Directors on December 20, 2005. On December 20, 2005 and December 23, 2005, stockholders who collectively owned approximately 67% of our common stock provided their written approval and adoption of the 2005 Plan. In order to comply with provisions of our certificate of incorporation, the special meeting was held to obtain formal approval of the 2005 Plan at a meeting of stockholders.

On December 20, 2005, December 23, 2005 and April 27, 2006, the Compensation and Corporate Governance Committee of our Board of Directors, with General John T. Chain, Jr. abstaining, granted restricted share awards to James T. Taylor, our President and Chief Executive Officer, David English, our Chief Financial Officer and Terry D. Stinson, our President Commercial Operations. The special meeting was held also to obtain formal stockholder approval of the Awards at a meeting of stockholders.

PART II

ITEM 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity

Our common stock was quoted on the OTC Bulletin Board (OTCBB) under the symbol “TGIS.OB” during 2004 and through December 22, 2005. Beginning December 23, 2005, our common stock was listed in The Nasdaq Capital Market under the symbol “TGIS.”  Since November 6, 2006, our common stock has been listed on The Nasdaq Global Market under the symbol “TGIS.”  The stock prices set forth below represent the highest and lowest sales prices per share of our common stock as reported by the OTC Bulletin Board through December 22, 2005. Stock prices set forth beginning December 23, 2005, through December 31, 2006, represent the highest and lowest sales prices per share for the indicated quarters as reported on The Nasdaq Capital Market and The Nasdaq Global Market:

Quarter Ended	Dividend	High	Low
December 31, 2006	$0.100	$17.65	$10.01
September 30, 2006	$0.075	$16.00	$7.72
June 30, 2006	$0.075	$14.28	$7.30
March 31, 2006	$0.050	$10.50	$6.82
December 31, 2005	$0.050	$9.25	$5.32
September 30, 2005	—	$6.97	$2.55
June 30, 2005	—	$3.23	$1.77
March 31, 2005	—	$2.00	$1.25

Holders of Record

As of December 31, 2006, there were approximately 95 holders of record of our common stock.

Dividends

On December 12, 2006, we revised our dividend policy to provide for an increased annual cash dividend of $0.40 per share, payable quarterly at a rate of $0.10 per share. Payment of future cash dividends will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, results of operations, cash flow, the level of our capital expenditures, restrictive covenants in our credit facility, future business prospects and any other matters that our Board of Directors deems relevant.

Prior to 2005, we had paid no dividends to stockholders. On December 20, 2005, we adopted a policy under which we would pay an aggregate annual cash dividend of $0.20 on each outstanding share of common stock, payable quarterly at a rate of $0.05 per share. On June 20, 2006, our Board of Directors amended our dividend policy to increase the annual dividend to $0.30 per share, payable quarterly at a rate of $0.075 per share.

We paid dividends of $0.075 per share on July 14, 2006, and October 13, 2006, and $0.05 per share on January 13, 2006, and April 13, 2006.

Information regarding our equity compensation plans is set forth in Item 12 in Part III of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Recent Sale of Unregistered Securities; Use of Proceeds from Registered Securities

Restricted Stock Awards

Net Profit Based Restricted Stock Awards

On December 20, 2005, the Committee, with General John T. Chain, Jr. abstaining, granted net profit restricted share awards (i) for 300,000 restricted shares to James T. Taylor, the Company’s President and Chief Executive Officer, and (ii) for 50,000 restricted shares to David English, the Company’s Chief Financial Officer. On April 27, 2006, the Committee, with General John T. Chain, Jr. abstaining, granted a net profit restricted share award for 50,000 restricted shares to Terry D. Stinson, the Company’s newly appointed President North America Region—Commercial. We refer to these awards collectively as the “Net Profit Awards.”  The restrictions on one-third of the restricted shares granted to each officer will lapse (that is, such restricted shares will become “vested”) on the last day of each fiscal year in which the Company achieves at least a 15% increase in the Company’s annual profit when compared to the greater of (a) the annual profit for 2005 or (b) the annual profit for the preceding year. The percentage increase in annual profit will be calculated by dividing (x) the excess (if any) of the annual profit for the current year over the greater of (1) the annual profit for the year 2005 and (2) the annual profit for the preceding year; by (y) the greater of (1) or (2). At each time restricted shares become vested, the Company will deliver to the appropriate participant 40% of such vested shares, and will continue to hold the remaining 60% of vested shares until the participant’s termination of full time employment (the “Retention Period”), at which time all such retained vested shares will be delivered to such participant. At December 31, 2006, no shares had vested under the net profit awards, pending certification of the financial statements by our registered public accounting firm.

Share Price Restricted Stock Award

On December 23, 2005, the Committee, with General John T. Chain, Jr. abstaining, granted a share price restricted share award for 300,000 shares of restricted stock to James T. Taylor, the Company’s President and Chief Executive Officer. We refer to this award as the “Share Price Award.”  The restricted shares become “available shares” in 20,000 share increments based upon the highest “quarterly price” achieved during the term of such award. The “quarterly price” for a quarter will be equal to the lowest closing price per share of the Company’s stock during any given calendar quarter, beginning with the quarter ending December 31, 2005. The 20,000 restricted shares become available shares if there is a “quarterly price” of at least $6.00, and an additional 20,000 restricted shares become available for every $1 increase (above $6.00) in the quarterly price so that, if the quarterly price reaches $20, all of the shares will become available shares. As of December 31, 2006, 100,000 restricted shares have become available shares since the date of the Share Price Award. On December 23, 2010 (the fifth anniversary of the date of grant), if the award has not previously terminated, the restrictions on all restricted shares which have become available shares will lapse.

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

Based on the lowest closing price per share of the Company’s stock of $10.15, 40,000 awards were earned in the three months ended December 31, 2006. Restricted shares granted under the award have become available shares as follows:

Quarter Ended	Lowest Closing Price	Available Shares
March 31, 2006	$6.97	20,000
June 30, 2006	$7.46	20,000
September 30, 2006	$8.38	20,000
December 31, 2006	$10.15	40,000
Total		100,000

No consideration was paid for the shares and there were no proceeds to the Company from the award. Because the issuance of the shares was made in a private transaction with the Company’s President and CEO the issuance did not involve a public offering and, therefore, was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Sales prior to registration of plan interests in securities offered under employee benefit plans on Form S-8

We filed a Registration Statement on Form S-8 registering the acquisition of our common stock pursuant to our 401(k) plan on September 21, 2006. Prior to such registration, the acquisition of common stock pursuant to our 401(k) plan by plan participants may have been subject to the registration requirements of the Securities Act of 1933 or applicable state securities laws and may not have qualified for an available exemption from such requirements. Federal securities laws generally provide for a one-year rescission right for an investor who acquires unregistered securities in a transaction that is subject to registration and for which no exemption was available. As such, an investor successfully asserting a rescission right during the one-year time period has the right to require an issuer to repurchase the securities acquired by the investor at the price paid by the investor for the securities (or if such security has been disposed of, to receive damages with respect to any loss on such disposition), plus interest from the date of acquisition. These rights may apply to certain participants in our 401(k) plan. From July 2005 through September 21, 2006, participants in our 401(k) plan purchased interests in our common stock fund representing approximately 14,950 shares of our common stock at prices ranging from $3.06 to $18.15 per share. We have notified these participants that they may have rescission rights, and we have agreed, in certain circumstances, to settle certain rescission claims in cash. Based on our current stock price, we believe that our current potential liability for rescission claims is not material to our financial condition or results of operations; however, our potential liability could become material in the future if our stock price were to fall below participants’ acquisition prices for their interest in our stock fund during the one-year period following the unregistered acquisitions.

Stockholder Return Performance Graph

The following graph sets forth our total stockholder return as compared to The NASDAQ Stock Market (US) Index and an index of companies having a market capitalization of $100.0 million to $150.0 million, over the period beginning January 1, 2001 and ending December 31, 2006. The total stockholder return assumes $100 invested at the beginning of the period in our common stock.  We chose an index of companies having a market capitalization of $100.0 million to $150.0 million for the following reasons: this is the historical market capitalization range for our common stock, the stock price performance for companies in that range tends to react to market forces in a similar fashion, and we have no true public company peer group.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN AMONG THOMAS GROUP, INC.
NASDAQ MARKET INDEX AND PEER GROUP INDEX

	2001	2002	2003	2004	2005	2006
Thomas Group, Inc.	100.00	20.00	60.00	60.00	366.53	689.61
Peer Group Index	100.00	74.89	114.05	118.85	109.69	111.94
NASDAQ Market Index	100.00	69.75	104.88	113.70	116.19	128.12

ASSUMES $100 INVESTED ON  JAN. 1, 2001
ASSUMES  DIVIDEND REINVESTED
FISCAL YEAR ENDING Dec. 31, 2006
Data Source: Hemscott Data., Richmond, VA

ITEM 6.                Selected Financial Data.

Please see “Review of Stock Option Grant Practices” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19 to our Consolidated Financial Statements for a discussion related to the restatement of our financial statements and related footnote disclosures for the fiscal years ending December 31, 2002 through 2005.

The following table presents our selected consolidated financial information, which reflects the restatement,  and should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Historical operating and statistical information may not be indicative of our future performance.

The table below contains selected consolidated financial information prepared based on our audited consolidated financial statements for each of the fiscal years in the five-year period ended December 31, 2006. The financial statements for each of the fiscal years ended December 31, 2006, 2005, 2004 and 2003 have been audited by Hein & Associates LLP, an independent registered public accounting firm. The financial statements for the fiscal year ended December 31, 2002 are based upon financial statements that were originally audited by Ernst & Young LLP, an independent registered public accounting firm, but which now reflect the restatement described herein, and are therefore unaudited.

Our audited financial statements included herein and the following selected historical financial data for the five-year period ended on that date reflect the effects of our reclassification of the assets, liabilities and results of operations of our operations in Switzerland as discontinued operations. Such operations were liquidated in 2005.

	Year Ended December 31,
	2006	2005	2004	2003		2002
		(Restated)	(Restated)	(Restated)		(Restated)
	In thousands, except share data
Revenue	$59,478	$43,062	$30,020	$30,275		$20,215
Operating expenses	44,571	34,793 (a)	27,428	27,217		30,370	(c)
Operating income (loss)	14,907	8,269	2,592	3,058		(10,155)
Other income (expense), net	362	(13)	(279)	(628)		(871)
Income (loss) from continuing operations before income taxes	15,269	8,256	2,313	2,430		(11,026)
Income taxes (benefit)	3,764	311	(21)	(343	)(b)	(286	)(d)
Income (loss) from continuing operations before the cumulative effect of a change in accounting principle	11,505	7,945	2,334	2,773		(10,740)
Gain (loss) on discontinued operations, net of related income tax expense (benefit) effect of $0, $58, $(44), $(184), and $263 for the years 2006, 2005, 2004, 2002 and 2002, respectively	1	(1,212)	(893)	(2,106)		2,984
Income (loss) before the cumulative effect of a change in accounting principle	11,506	$6,733	$1,441	$667		$(7,756)
Cumulative effect of a change in accounting principle, net of related income tax benefit of $0.5	—	(10)	—	—		—
Net income (loss)	$11,506	$6,723	$1,441	$667		$(7,756)

	Year Ended December 31,
	2006	2005	2004	2003	2002
		(Restated)	(Restated)	(Restated)	(Restated)
	In thousands, except share data
Per share of common stock:
Basic earnings per share:
Income (loss) from continuing operations	$1.06	$0.76	$0.25	$0.29	($1.94)
Gain (loss) on discontinued operations, net of tax	—	(0.12)	(0.10)	(0.22)	0.54
Cumulative effect of a change in accounting principles, net of tax benefit	—	—	—	—	—
Net income (loss)	$1.06	$0.64	$0.15	$0.07	($1.40)
Diluted earnings per share:
Income (loss) from continuing operations	$1.04	$0.75	$0.22	$0.28	($1.94)
Gain (loss) on discontinued operations, net of tax	—	(0.12)	(0.08)	(0.21)	0.54
Cumulative effect of a change in accounting principles, net of tax benefit	—	—	—	—	—
Net Income (loss)	$1.04	$0.63	$0.14	$0.07	($1.40)
Dividends per share:	$0.30	$0.05	$—	$—	$—
Weighted average shares:
Basic	10,812,117	10,512,703	9,658,131	9,555,662	5,538,520
Diluted	11,065,088	10,702,375	10,548,922	10,169,575	5,538,520

(a)           Includes $0.6 million in losses related to renewal of a contract subleasing excess office space to a third party.

(b)           Includes the reversal of $0.2 million of foreign income taxes payable.

(c)            Includes $1.3 million of restructuring charges for insolvency proceedings related to our subsidiary located in Germany.

(d)          Includes $0.9 million of federal income tax refunds.

	Year ended December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data
Working capital	$16,787	$8,188	$3,084	$2,535	$3,222
Total assets	$23,466	$13,031	$6,549	$7,440	$11,692
Long-term obligations, including current maturities	$103	$274	$1,412	$4,286	$6,398
Total stockholders’ equity	$18,663	$8,494	$2,489	$713	$9

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere or incorporated by reference in this Annual Report on Form 10-K. This discussion contains forward-looking statements. Actual results could differ materially from the results discussed in the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

We are an operations and process improvement services firm headquartered in Irving, Texas that provides process improvement solutions that enhance business efficiency, competitiveness and financial performance. We develop and employ methodologies to transform the processes, procedures and people within our clients’ organizations to enable more efficient and seamless operations. Our methodologies address business processes throughout the “Extended Enterprise.” Extended Enterprise is a term we use to describe the full spectrum of a client’s value chain from its suppliers, through its internal operations, and to its customers.

As specialists in operations and process improvement, we create and implement process improvement solutions that remove barriers, increase productivity, improve cultures and enable our clients to improve and sustain operational performance as measured by the following:

•       total cycle time;

•       time-to-market;

•       delivering lead times;

•       operational and administrative productivity;

•       cost savings;

•       product yields;

•       inventory turns; and

•       return on assets.

To deliver these solutions, we utilize our staff of professionals, whom we refer to as “Resultants™,” who average over 25 years of business experience. To manage our client engagements, our Resultants typically leverage our Process Value Management, or PVM, approach, which incorporates our proprietary Total Cycle Time®, or TCT®, methodology along with other industry-accepted process improvement methodologies. PVM is used to manage client engagements, identify process inefficiencies and implement change within our clients in order to achieve a total transformation to what we refer to as the “Process Managed Enterprise.” A Process Managed Enterprise is one in which management focus and systems are centered on customers and managed around processes.

We have delivered operations and process improvement solutions to approximately 375 clients since our inception in 1978. Historically, most of our clients have been large, diversified commercial or government enterprises in North America, Europe, and Asia. During the last three years, however, our engagements have involved primarily various government entities. We have also served international clients in previous years from our former offices in Switzerland, Sweden, Germany, Singapore, China and Hong Kong. Currently, we are focused on delivering our solutions in North America. In some instances, we provide solutions to the same organization under separate contract agreements. While we believe our methodologies are applicable to any industry, we have developed a significant amount of subject-matter expertise relevant to specific industries, including automotive, aviation, distribution, government, healthcare, manufacturing, semiconductor, textiles and transportation.

We generally derive our revenue from fees for the implementation of business operations improvement programs delivered by our Resultants. Total revenue consists of fees and other billings derived from fixed fees, task-based fees, incentive fees and reimbursed travel expenses. Our fee type and structure for each client engagement is dependant on a number of variables, including the size of the client, the complexity and geographic dispersion of its business, the level of the opportunity for us to improve the client’s processes and other factors.

Fixed fee revenue is recognized on a percentage of completion method, based on direct labor hours expended. In order to calculate the completion ratio on a given project, time and effort to date are divided by the total estimated time and effort for the entire project. This ratio is then multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date. Revenues attributable to fixed fees were 8%, 4% and 10% of consolidated revenue for the years ended December 31, 2006, 2005, and 2004, respectively.

Task-based fees are recognized as revenue when the task is completed or the deliverable is received by the client. Typically, task-based revenue recognition involves the delivery of a report, minutes or some other evidence of completion. Revenues attributable to task-based fees were 91%, 96% and 89% of consolidated revenue for the years ended December 31, 2006, 2005, and 2004, respectively.

Incentive fees are tied to improvements in a variety of client performance measures typically involving cycle time, asset utilization and productivity. Incentive fee revenue is recognized in the period in which the related client improvements are achieved. Our incentive fee agreements with our clients predefine performance improvement standards that form the basis of our incentive fees earned. Incentive fees are affected by our clients’ business performance and prevailing economic conditions, both of which are out of our control, and may cause variability in revenue and profit margins earned on such engagements. We do not recognize revenue until the client has agreed that performance improvements have in fact been achieved. Revenues attributable to incentive fees were 0%, 0% and 1%, for the years ended December 31, 2006, 2005, and 2004, respectively. As of April 3, 2007, we had no contractual agreements for incentive fees.

Reimbursement revenue represents the client’s repayment of our mutually agreed upon travel expenses as incurred. All billable travel expenses are submitted to and approved by the client. Revenues attributable to reimbursement were 1%, 0% and 1%, for the years ended December 31, 2006, 2005, and 2004, respectively.

Cost of sales represents the direct costs involved in providing services and solutions to our clients. The components include, but are not limited to, direct labor and benefit costs, support costs such as telecommunications and computer costs, travel costs and other costs incurred in providing services and solutions to our clients.

Selling, general and administrative expenses include the costs of all labor and other goods and services necessary for our selling and marketing efforts, human resource support, accounting and finance services, legal and other professional services, facilities and equipment, information technology and telecommunications support and services, and other corporate functions. Selling, general and administrative expenses also include depreciation and amortization on the fixed assets used to support these functions.

In addition, during the last three years, we have used cash generated from operating activities to eliminate debt incurred in 2001 and 2002. We repurchased all of our outstanding warrants in September 2005, and, in December 2005, we instituted our first annual dividend policy, which was subsequently increased to $0.30 per share annually in June 2006 and $0.40 per share annually in December 2006.

Sublease losses and income arise from the sublease contracts we maintain with subtenants in our Reston, VA and Troy, MI offices. Losses are generally the result of a subtenant defaulting on a lease or at the termination of a lease in which we anticipate that the future subtenant income will not be sufficient to recoup our costs associated with the subleased office space. Sublease income is recognized generally upon the termination of a sublease in which we, as a result of the termination, are able to avoid future anticipated costs previously recognized as sublease losses.

In addition to our United States operations, we have operations in the Asia/Pacific region. Some of our revenue related transactions are denominated in the local currency where the client is located. The majority of our operating expenses for our subsidiaries are denominated in the local currency of the subsidiary. Therefore, we are exposed to currency fluctuation risks. See Item 7A, “Quantitative and Qualitative Disclosure About Market Risk.”

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related notes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions.

Revenue Recognition

Revenue is recognized when realizable and earned generally as services and solutions are provided over the life of a contract. Fixed fee revenue is recognized using a percentage completion method, based on direct labor hours expended. Task-based, or deliverable-based, fees are recognized when the task or deliverable is completed and delivered to the client. Incentive fee revenue is recognized in the period in which the related improvements are achieved. Our incentive fee agreements with our clients define in advance the performance improvement standards that will form the basis of our incentive fees earned. We do not recognize revenue until the client has agreed that performance improvements have in fact been achieved.

Unbilled Receivables

Although fixed fee revenue recognition generally coincides with billings, as an accommodation to our clients, we may structure fee billings to increase in the latter stages of a program. In such instances, amounts collectible for services and solutions provided but not yet billed are represented in unbilled receivables.

Deferred Taxes

Income taxes are calculated using the asset and liability method required by FASB Statement No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized for the tax consequences resulting from timing differences by applying enacted statutory tax rates applicable to future years. These timing differences are associated with differences between the financial and the tax basis of existing assets and liabilities. Under FAS No. 109, a statutory change in tax rates will be recognized immediately in deferred taxes and income. Net deferred taxes are recorded both as a current deferred income tax asset and as other long-term liabilities based upon the classification of the related timing difference. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. All available evidence, both positive and negative, is considered when determining the need for a valuation allowance. Judgment is used in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain.

In addition to timing differences arising from operating assets and liabilities, we also record deferred tax assets for the tax benefits of net operating losses and foreign tax credits. For United States federal tax purposes, at December 31, 2002, we had net operating loss (“NOL”) carryovers of approximately $4.2 million. Under the Section 382 limitation, discussed below, $0.7 million was used to offset United States taxable income in 2003. In 2004, $0.2 million expired under Section 382, but an $8.1 million in United States net operating loss was generated, resulting in a balance of $11.4 million at December 31, 2004. In 2005, we used $8.1 million of the net operating loss to offset United States taxable income and used $0.2 million of the net operating loss carryforward limited under Section 382, resulting in a net operating loss carryforward balance of $3.1 million at December 31, 2005. In 2006,  we used $0.2 million of the net operating loss carryforward balance of $2.9 million at December 31, 2006. We had unused foreign tax credit carryovers of $0.8 million, on December 31, 2002. These credits were converted to deductions and amended returns were filed for the appropriate years, leaving approximately $3,000 in foreign tax credits which were utilized in 2005. In Asia, we used our remaining $0.7 million of net operating loss carryovers to offset taxable income in 2004.

In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the uncertainty of our ability to utilize our net deferred tax assets, primarily due to the Section 382 limitation discussed above, we provided a valuation allowance of $1.4 million against net deferred tax assets of $1.4 million, leaving a net deferred tax asset of approximately $33,000 at September 30, 2006. At December 31, 2006, after further evaluation of operating results of the most recent three-year period and comparison of all positive and negative evidence, we determined that a valuation allowance was only appropriate on approximately $117,000 of the NOL carryforward, due to annual limitations under Section 382. Therefore, we removed $1.5 million of the valuation allowance, which decreased income tax expense and increased assets.

If future analyses of the positive and negative evidence indicates that it is more likely than not that some portion or all of the net deferred tax asset will not be realized, a partial or full valuation allowance may be required, which could have a negative on net income in the period that it becomes more likely than not that deferred tax assets will not be realized.

Accumulated Other Comprehensive Loss

Translation of the financial statements of our operations in Europe and Asia resulted in accumulated translation adjustments of approximately $682,000 at December 31, 2004 that was required to be carried on the balance sheet as a separate component of stockholders’ equity. During 2005, we liquidated our subsidiaries in Switzerland resulting in a reclassification of a $713,000 accumulated other comprehensive loss to the income statement. The remaining gain of $31,000 relates to our subsidiary in Hong Kong which is currently under liquidation. Upon substantially complete liquidation of our investment in our Hong Kong subsidiary, $31,000 will be reclassified as a non-cash gain included in operations for the year then ended.

Review of Stock Option Grant Practices

As previously announced on February 2, 2007, our Board of Directors, with concurrence and oversight by our Audit Committee, which is comprised solely of independent directors, initiated a review of our historical stock option practices and related accounting during the period 1988 to 2006. This voluntary review was initiated in connection with our assessment of our historical capitalization documentation and not in response to any specific concerns from within Thomas Group about option practices or any inquiry from the Securities and Exchange Commission or any other regulatory agency. The review was conducted with the assistance of our outside legal counsel and specially-retained forensic accountants. Based on the preliminary findings of this review, on March 15, 2007, our Board of Directors, Audit Committee and management concluded that we would need to restate our financial statements and related footnote disclosures for fiscal years ending December 31, 2002 through 2005 and the first three quarters of the 2006 fiscal year. The Audit Committee and the Board of Directors further concluded on March 15, 2007 that our previously issued financial statements and related auditors’ reports for the years 2002 through 2005, and previously issued financial statements for the first three quarters of 2006, should no longer be relied upon.

The investigation has now been completed and our Board of Directors received a report on the results of that investigation on March 30, 2007, from our outside counsel and specially-retained forensic accountants. At that time, such counsel and accountants  also submitted recommendations for proposed remedial measures to the Board, which are outlined below. Those proposals did not include any remedial measures pertaining to our directors or senior management team. Except as noted below, those recommendations are now being reviewed by the Board for possible implementation. After consideration of the report, the Board affirmed its confidence in our senior management team and their continued ability to sign certifications with respect to our periodic SEC reports and our financial statements. We have self reported the internal investigation and the restatement to the Securities and Exchange Commission and intend to cooperate with any informational or other requests from the SEC.

During the course of the investigation, the investigation team reviewed available electronic and hard copy documentation and conducted interviews of selected current and former officers, directors and employees.

The following background pertaining to our historical stock option grant practices was confirmed through the investigation.

From our initial public offering in August 1993 to January 2003, our historical stock option granting process has generally reflected a lack of either Board or Compensation Committee authorization for specific option grants, although a few instances exist where our Board or Compensation Committee took appropriate granting action under Delaware law and our option plans. Instead, from August 1993 to January 2003, we ran a CEO-centric option granting process with additional participation by the President from time to time and with minimal oversight by either our Board or Compensation Committee—particularly with respect to grants to rank and file employees. Our current and former Board members who were interviewed generally recalled periodic discussions concerning option grants to senior executives and directors, but, except for the instances noted above, there is a general lack of confirmatory written evidence in our records that would evidence these discussions. We last issued stock options in January 2003.

Our CEOs and/or Presidents through January 2003 thought they had the apparent authority to grant options. Although the investigation discovered 1992 Board resolutions purporting to delegate authority to the CEO and President to grant stock options, it does not appear from the investigation that the CEOs and/or Presidents acted pursuant to such delegation but instead acted based on their perceived apparent authority resulting from their positions as senior officers of Thomas Group.

During the review period, we granted options under the following circumstances: (i) grants to new employees at or near start dates; (ii) grants as part of an annual review process; (iii) grants to employees on their fifth and tenth year anniversaries; (iv) grants that were awarded to a key group of officers and employees; (v) grants made in connection with business developed through the Company’s CEO center; (vi) periodic grants to directors for Board service; and (vii) grants made periodically to employees for other reasons. Documents identified pursuant to which CEOs prior to 2003 made option grants include notices of grant awards, stock option agreements, memos, notes and emails directing employees to document the granting of stock options.

Based on our historical process deficiencies noted above, we have concluded that we will be required to adjust the accounting measurement dates for certain of our stock option grants as more fully discussed below. In addition to the process deficiencies noted above that allowed grants to be made without proper stock option plan or Delaware statutory approval, our investigation also identified some evidence that could be construed as manipulative for certain option grants and option exercises, including the following:(i) evidence of possible rearward selection of certain grant dates and exercise prices, including due to administrative delays in initiation and/or finalization of stock option terms; (ii) the use of an incorrect calculation to determine exercise prices under two of our stock option plans; (iii) evidence of the extension of expiration dates of certain stock option grants not properly accounted for; (iv) evidence that a limited number of rank and file employees were allowed to exercise options after expiration dates and (v) evidence of the possible rearward selection of an exercise date in one case. Notwithstanding the foregoing, the investigation team concluded that the totality of the information obtained and reviewed does not indicate that (i) stock option grants were intentionally back-dated on a widespread basis in order to obtain more favorable pricing for directors, officers or employees or (ii) option exercises were intentionally manipulated on a widespread basis. The investigation team also concluded that our internal control over financial reporting and our legal processes in connection with stock option grants and exercises have been ineffective.

In connection with the investigation, the investigation team has made the following recommendations with respect to proposed remedial measures: (i) establish modified accounting measurement dates for option grants not properly authorized by either Board or Compensation Committee resolutions, which we did in connection with the restatement; (ii) in order to correct the lack of complete legal documentation, adopt resolutions ratifying all prior option grants that may not have been previously authorized by specific Board or Compensation Committee resolutions, which resolutions were adopted by the Board on March 30, 2007; (iii) adopt and document an effective system of internal control over financial reporting that govern our stock option granting and/or other equity award processes; and (iv) adopt written equity granting practices and procedures that provide for option grants or other equity awards only by our Compensation Committee, consisting of outside independent directors, and that equity awards be made only on a quarterly basis during a meeting of the Compensation Committee.

Based upon the results of the investigation, we have determined that we will establish an accounting measurement date for each grant in accordance with the earliest evidence that the recipient of the grant as well as the number of shares subject to such award were set with finality as described in more detail below. We have also concluded that, on balance, our process deficiencies and lack of historical documentation of certain stock option grants should not preclude us from concluding, from an accounting perspective, that such options had been properly granted or that such stock options should be accounted for on a date other than the purported date of grant reflected in our stock option administration software. For stock option grants that were not otherwise evidenced by specific Board or Compensation Committee action, we have determined that it is appropriate to rely upon ancillary documentation that was found in our files and records, when such documentation confirms stock options had been granted.This conclusion is supported by Hein & Associates, our independent public accounting firm. This conclusion is also supported by the SEC’s published September 2006 guidance, which generally indicates that the accounting for stock options may depend on the facts and circumstances surrounding a company’s stock option grant practices when definitive documentation is not available.

In conducting the review of our stock option practices, the investigation team reviewed all available documentation, including but not limited to corporate minute books, Board of Directors’ packages, employment offer letters, employment agreements, notices of stock option grants, stock option agreements and personnel files. We have focused on the identified documentation and other evidence that may support a determination that a stock option grant was awarded with finality, even if such documentation is not sufficient to otherwise support a conclusion that all necessary legal steps have been taken to authorize such an award. In particular, we have focused on correspondence or agreements with employees that indicate the employees knew stock option awards were outstanding. We have also relied upon internal documents that indicate we recognized the awards were outstanding. Where ancillary documentation exists for a stock option grant and is dated, we have determined to use the date of earliest supporting documentation in establishing a revised measurement date. We have used the following documents in establishing revised measurement dates:

•       Offer letters

•       Notices of grant awards

•       Section 16 filings

•       Stock option grant lists

•       Company worksheets prepared to support earnings per share calculations

•       Other correspondence to employees recognizing existence of outstanding stock option grants

•       Director and officer questionnaires listing outstanding stock option grants

In connection with the investigation, our Board of Directors, with the approval of our Audit Committee, has determined that the cumulative non-cash stock-based compensation expense adjustment was material and that our consolidated financial statements for each of the first three quarters of fiscal year ended December 31, 2006, each of the quarters in the fiscal year ended December 31, 2005 and the fiscal years ended December 31, 2005 and 2004 as well as the selected consolidated financial data for the fiscal years ended December 31, 2003 and 2002 should be restated to record additional stock-based compensation expense resulting from stock options granted during 1993 to 2003 that were incorrectly accounted for under GAAP, and related income tax effects.

We also analyzed the impact of our investigation related to Internal Revenue Code Section 162(m), which provides for a $1 million tax deduction cap on compensation awarded to certain top executives that is not considered performance-based. After completing our analysis, we determined that Section 162(m) may apply to option exercises in 2006 for 180,649 shares held by James T. Taylor, our CEO, which, when combined with other applicable employee remuneration, will be limited to a tax deduction of $1 million in 2006. We estimate the non-deductible amount for 2006 to be approximately $654,000, which will result in increased taxes of approximately $241,000.

We have determined that the cumulative, pre-tax, non-cash stock-based compensation expense resulting from revised measurement dates was approximately $2.1 million during the period from our initial public offering in August 1993 through December 31, 2006. The adjustments relate to options covering approximately 1.9 million shares. We recorded additional stock-based compensation expense of $5,532, $48,567 and $53,722 for the fiscal years ended December 31, 2006, 2005 and 2004, respectively, and $2.0 million for fiscal years ending prior to fiscal 2002. Previously reported total revenues were not impacted by our restatement. The table below reflects the cumulative effect on our stockholders’ equity during the period from our initial public offering in August 1993 through December 31, 2006 (in thousands):

Decrease in cumulative net income and retained earnings:
Stock-based compensation expense	$(2,119)
Estimated tax related penalties and interest on underpayment deficiencies	(101)
Decrease in pretax profit	(2,220)
Income tax benefit, net	111
Decrease in cumulative net income and retained earnings		$(2,109)
Increase to additional paid-in capital:
Stock-based compensation expense	2,119
Increase in additional paid-in capital		2,119
Increase in stockholders’ equity at December 31, 2006		$10

The table below reflects the breakdown by year of the cumulative adjustment to retained earnings. Our consolidated financial statements included in previously filed periodic reports with the SEC for such periods have not been amended. The consolidated financial statements included in this Annual Report on Form 10-K have been restated.(in thousands)

	Stock-based compensation expense	Estimated taxes, Interest and penalties(1)	Income tax benefit, net	Total adjustments
Years ended December 31,
1993	$(84)	$—	$—	$(84)
1994	(187)	—	—	(187)
1995	(362)	—	—	(362)
1996	(196)	—	—	(196)
1997	(312)	—	—	(312)
1998	(29)	—	—	(29)
1999	(225)	—	—	(225)
2000	(170)	—	—	(170)
Cumulative effect at December 31, 2001	(1,891)	—	—	(1,891)

	Net income (loss) As reported					Net income (loss) As restated
Years ended December 31,
2002	$(7,718)	(49)	—	11	(38)	$(7,756)
2003	$712	(71)	—	26	(45)	$667
2004	$1,475	(54)	—	20	(34)	$1,441
2005	$6,752	(49)	—	20	(29)	$6,723
2006		(5)	(101)	34	(72)
Cumulative effect at December 31, 2006		$(2,119)	$(101)	$111	$(2,109)

(1)          Estimated taxes, interest and penalties on stock options for which a revised measurement date resulted in a non-qualified, or discounted stock option.

In connection with the restatement of our consolidated financial statements discussed above, we assessed the impact of the findings of our internal investigation into our historical stock option grant practices and other tax matters on our reported income tax benefits and deductions, including income tax deductions previously taken for cash and stock-based executive compensation under the provisions of Section 162(m). In connection with that assessment, we determined that no adjustments were required to our (i) income tax expense previously reported in our Consolidated Statements of Income; (ii) tax benefits on stock option exercises previously reported in our Consolidated Statements of Cash Flows and Consolidated Statement of Changes in Stockholders’ Equity or (iii) deferred tax assets previously reported in our Consolidated Balance Sheets.

We have recorded $101,230 of income tax benefit in our Consolidated Statements of Income for the year ended December 31, 2006 and in our Consolidated Balance Sheets at December 31, 2006 to recognize deferred income tax assets on stock-based compensation relating to unexercised stock options. This amount is not included in the tables above because it is a fourth quarter 2006 estimate, and not part of the restatement.

Section 409A of the Internal Revenue Code (“Section 409A”) provides that option holders with options granted with a below-market exercise price, to the extent the options were not vested as of

December 31, 2004, may be subject to adverse Federal income tax consequences. Holders of these options will likely be required to recognize taxable income at the date of vesting for those options vesting after December 31, 2004, rather than upon exercise, on the difference between the amount of the fair market value of our common stock on the date of vesting and the exercise price, plus an additional 20 percent penalty tax and interest on any income tax to be paid. To the extent this process is available to affected employees, we have decided to follow the IRS Settlement Offer issued in February 2007 to pay penalty and interest to the IRS on behalf of the employees and potentially gross-up employees for tax costs. The IRS offer only applies to option exercises by rank and file employees in 2006.

Certain grants of stock options made during the period under investigation were priced below fair market value, rather than at fair market value. Consequently, certain grants intended to be classified as ISOs, requiring pricing at no less than fair market value on the date of grant, should have been classified as nonqualified stock options, or NQs. Given the significant differences in the tax treatment between ISOs and NQs, we underreported or underwithheld certain payroll taxes for those options which were exercised during the period through 2006. We have recorded certain tax liabilities related to these issues in the period of exercise with related penalties and interest charged in subsequent periods, except for periods closed by the statute of limitations where no liability is recorded. We intend to pursue a negotiated settlement with the IRS as soon as practicable; however, there can be no assurance that we will settle these issues for amounts consistent with the estimated liabilities we have recorded. In the aggregate, the financial impact of these tax errors was approximately $0.1 million and are included in the adjustment.

Results of Operations

The following sets forth certain operating data as a percentage of revenue for the periods presented:

	Percentage of Revenue For Year Ended December 31,
	2006	2005	2004
		(Restated)	(Restated)
Revenue	100.0%	100.0%	100.0%
Cost of sales	47.0%	47.9%	50.0%
Gross profit	53.0%	52.1%	50.0%
Selling, general and administrative	27.9%	32.9%	41.4%
Operating income	25.1%	19.2%	8.6%
Interest income (expense), net	0.6%	(0.2)%	(0.9)%
Other income, net	—	0.2%	—
Income from continuing operations before income taxes	25.7%	19.2%	7.7%
Income taxes (benefit)	6.4%	0.8%	(0.1)%
Income from continuing operations before the cumulative effect of a change in accounting principle	19.3%	18.4%	7.8%
Loss on discontinued operations, net of tax	—	2.8%	3.0%
Income before cumulative effect of a change in accounting principle, net of tax	19.3%	15.6%	4.8%
Cumulative effect of a change in accounting principle, net of tax	—	0.0%	—
Net income	19.3%	15.6%	4.8%

Years Ended December 31, 2006 and 2005

Revenue

Total revenue increased $16.4 million, or 38%, to $59.5 million in 2006, from $43.1 million in 2005. The increase in revenue is primarily attributable to our efforts in securing additional contracts for services with current and previous customers. Typically, our initial customer engagement consists of a paid assessment followed by a longer, more extensive program. During 2005, we completed 4 assessments leading to longer term programs in 2006, benefiting both revenue and gross margins in 2006. Additionally, we completed 4 assessments in 2006 that led to additional assessments or programs starting within 2006. During 2006, we recorded revenues on 36 assessments and programs from 17 different customers compared to 22 assessments and programs with 12 different customers during 2005. There were 5 assessments completed or started in 2006 that, as of December 31, 2006, had not yet led to a subsequent assessment or program.

Fixed fee revenues increased $3.0 million, or 176%, to $4.6 million, or 8% of revenue, in 2005 from to $1.6 million, or 4% of revenue, in 2005. The increase in fixed fee revenues is attributable to the rise in the number of active commercial contracts. During 2006, we derived fixed fee revenues from 19 assessments and programs from 12 different customers, versus 9 programs and assessments from 8 different customers in 2005. In 2006, we recorded fixed fee revenues from 3 customers with multiple engagements, versus 1 customer with multiple engagements in 2005.

Task based revenues increased $13.0 million, or 31%, to $54.3 million, or 91% of revenue, in 2006, from $41.3 million, or 96% of revenue, in 2005. The increase in task based revenues relates primarily to the number of active programs with the United States government. During 2006, we derived task based revenues on 17 assessments and programs from 5 customers, versus 13 assessments and programs from 3 customers in 2005. In 2006 and 2005, we had multiple engagements with each of our task based customers.

Incentive fee revenue was $0, or 0%, of revenue in 2006, compared to $0.1 million, or 0% of revenue, in 2005. Although we continue to offer a portion of our fees contingent on performance based metrics, our more recent customers have preferred fixed fee arrangements.

Reimbursement revenues increased $0.5 million, 400%, to $0.6 million, or 1% of revenues, from $0.1 million, or 0%, in 2005. The increase in the number of commercial contracts is also solely responsible for the increase in reimbursement revenues.

North America region revenue increased $16.3 million, or 38%, to $59.4 million in 2006, from $43.0 million in 2005. Revenues from United States government contracts increased $13.0 million, or 31%, to $54.3 million from $41.3 million in 2005. Revenues from contracts with commercial clients in the United States increased $3.4 million, or 200%, to $5.1 million from $1.7 million in 2005.

Our Europe region generated no revenue in 2006 or 2005. We have no significant continuing involvement in our former Europe operations and all prior activity is included in discontinued operations.

Our Asia/Pacific region revenue increased to $71,000 in 2006 from $29,000 in 2005. The increase is due to training programs initiated in the first quarter of 2006 and an assessment with one customer completed over the second and third quarters of 2006, compared to no revenue from training classes and incentive fees finalized from one customer in 2005. We currently retain limited sales and marketing operations in Asia.

Gross Profit

Gross profit for 2006 increased $9.1 million to $31.5 million, or 53% of revenue, from $22.4 million, or 52% of revenue, in 2005. Costs of sales consists of direct labor, travel, and other direct costs incurred by our Resultants to provide services to our clients and to complete client related projects, including training. The improvement in gross profit margin is primarily attributable to a higher ratio of fixed fee and task based programs to assessments completed, the consolidation of several large task based programs resulting in higher utilization of our Resultants assigned to these programs, and our ability to match our hiring pace with the resource needs of our assessments and programs. At December 31, 2006, we had 118 full and part time Resultants and 3 active contractors serving on active assessments and programs for our clients compared to 114 full and part time Resultants and 3 contractors at December 31, 2005.

Selling, General and Administrative

Selling, general and administrative expense for 2006 increased $3.1 million, or 23%, to $16.6 million from $13.5 million in 2005. The increase is comprised  primarily of $1.2 million in stock based compensation costs, $0.4 million in sales commissions and incentive compensation, $0.5 million related to staffing levels in support functions necessary to accommodate our growth, $0.2 million in advertising and marketing related activities, $0.2 million in office and equipment rental, and $0.6 in legal costs.

Sublease Losses

During June 2006, we terminated a portion of our Troy, Michigan office lease and our related sublease agreement resulting in a gain of $16,000. As of December 31, 2006, the remaining sublease loss liability was approximately $96,000 and consisted entirely of amounts related to our Reston, Virginia sublease.

During the first quarter of 2005, we recorded a $0.6 million charge relating to subleasing excess office capacity in Reston, Virginia, at market rates. The charge is based on the shortfall between future sublease income and costs expected to be incurred under our leases with our landlords. This action accounted for $0.6 million, or $0.06 per diluted share for the year ended December 31, 2005 (See the accompanying Note 11 of the Consolidated Financial Statements included herein).

Discontinued Operations

In 2005, we disposed of our operations in Switzerland. Although we maintained only minimal S,G&A costs in Switzerland, the operations had not produced significant revenue for two years. It was determined the cost of maintaining an office was no longer prudent, and the operations were disposed of by filing for insolvency with the Swiss insolvency court. During the fourth quarter of 2005, we determined the liquidation of our investment in our Swiss entity was substantially complete, triggering the non-cash reclassification of $713,000 in accumulated translation loss adjustments to the income statement. These adjustments represent foreign currency losses incurred prior to 2001, which were required to be reported as a separate component of stockholders’ equity titled “Accumulated other comprehensive loss”. This reclassification had no effect on equity for 2005 as the amount was previously recorded as a direct reduction of equity. The presentation of all periods reflect the Swiss operations as discontinued operations. For the year 2005, the effect of the discontinued Swiss operation was $1.2 million, net of tax, or $0.12 per diluted share, compared to $0.9 million, net of tax, or $0.08 per diluted share, for the year 2004 (See the accompanying Note 2 of the Consolidated Financial Statements included herein).

Income Taxes

During 2006, we recorded income tax expense of $3.9 million compared to $0.3 million during 2005. Our effective tax rate for 2006 was 25%, compared to 4% in 2005. The increase in tax expense and resulting effective rate is due primarily to the utilization of significant NOLs outstanding during 2005 no longer available in 2006, offset by certain reductions in our deferred tax asset valuation allowance.

At December 31, 2001, we determined, based primarily on our recent history of operating losses in the United States, that we could no longer consider the recovery of our net deferred tax assets as more likely than not. Accordingly, our net deferred tax assets were reduced by a valuation allowance adjustment. While a valuation allowance was required for our net deferred tax assets, as discussed below, the assets remained available for use in the future, subject to the limitations described above, to offset future income tax liabilities should sufficient amounts of United States and foreign income be generated in the carryforward period.

Beginning in 2001, we had provided a valuation allowance for the full amount of the net deferred tax assets. During the three months ended March 31, 2006, we determined that future sources of taxable income, the reversing of temporary differences and other tax planning strategies will be sufficient to realize certain components of our deferred tax asset. Therefore, approximately $0.3 million of the deferred tax asset valuation allowance was removed during the three months ended March 31, 2006. There were no reductions in the deferred tax asset valuation allowance for the three months periods ended June 30, 2006, September 30, 2006. At December 31, 2006, after further evaluation of operating results of the most recent three-year period and comparison of all positive and negative evidence, we determined that a valuation allowance was only appropriate on approximately $117,000 of the NOL carryforward, due to annual limitations under Section 382. Therefore, we removed $1.5 million of the valuation allowance during the three months ended December 31, 2006.

Although our statutory tax rate is approximately 38%, our removal of this portion of our deferred tax asset valuation allowance reduced income tax expense in the first and fourth quarters of 2006 resulting in an effective tax rate of 28% for the quarter ended March 31, 2006, 0% for the quarter ended December 31, 2006 and 26% for the year ended December 31, 2006.

We continue to provide a valuation allowance of approximately $117,000 against our net deferred tax assets against net operating loss carryforwards subject to annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended. While the factors listed above were considered in assessing the sufficiency of a valuation allowance, there is no assurance an adjustment to the valuation allowance would not need to be made in the future if information about future years change. Any change in the valuation allowance would impact our income tax provision and net income in the period in which such a determination is made.

Years Ended December 31, 2005 and 2004

Revenue

Total revenue increased $13.1 million, or 44%, to $43.1 million in 2005, from $30.0 million in 2004. Typically, our initial customer engagement consists of an initial paid assessment followed by a longer, more extensive program. The increase in fixed fee revenue in 2005 primarily relates to approximately 7 programs and extensions signed with the United States government and one commercial program in the third and fourth quarter of 2004. These contracts were signed and started in 2004 and extended in 2005, thus contributing to the revenue growth in the 2004 and 2005. We also completed 2 assessments during 2004 that led to higher revenue programs in 2005.

Fixed fee revenues decreased $0.5 million, or 24%, to $1.6 million from $2.1 million in 2004. The decrease in revenue is attributable to the decrease in the number of active commercial contracts. During 2005, we derived fixed fee revenues on 9 programs and assessments from 8 different customers in 2005, versus revenues on 19 assessments and programs from 13 different customers in 2004. In 2005, we recorded revenue from 1 customer with multiple engagements, versus 4 customers with multiple engagements in 2004.

Task based revenues increased $14.5 million, or 54%, to $41.3 million in 2005 from $26.8 million in 2004. During 2005, we derived task based revenues on 13 assessments and programs from 3 customers, versus 11 assessments and programs from 3 customers in 2004. In 2005 and 2004, we had multiple engagements with each of our task based customers.

Incentive fee revenue was $0.1 million, or 0.5% of revenue, in 2005, compared to $0.3 million, or 1% of revenue, in 2004. Although we continue to offer a portion of our fees contingent on performance based metrics, our more recent customers have preferred fixed fee arrangements. Incentive revenues during 2005 and 2004 were derived from one customer.

Reimbursements were $0.1 million, or 0.5% of revenue, in 2005, compared to $0.1 million, or 0.5% of revenue, in 2004. The increase in the number of commercial contracts is solely responsible for year-over-year fluctuations in reimbursement revenues.

North America region revenue increased $14.1 million, or 48%, to $43.0 million in 2005, from $28.9 million in 2004. United States government contracts increased $14.5 million, or 54%, to $41.3 million from $26.8 million in 2004. Contracts from commercial clients in the United States and Canada decreased $0.4 million, or 19%, to $1.7 million from $2.1 million in 2004.

Europe region revenue is included in discontinued operations and decreased $10,000 or 100%, to $0 from $10,000 in 2004. We have no significant continuing involvement in our former operations in Europe.

Asia/Pacific region revenue decreased $1.1 million, or 99%, to $29,000 in 2005, from $1.1 million in 2004. The decrease is attributable to the completion of programs in 2004 that were not renewed or replaced in 2005.

Gross Profit

Gross profit for 2005 increased to $22.4 million and 52% of revenue, from $15.0 million and 50% of revenue in 2004. The improvement in gross profit is attributable primarily to increased revenue, maintaining full utilization of our direct labor and strict control over costs.

Selling, General and Administrative

Selling, general and administrative expense for 2005 increased $1.1 million, or 9%, to $13.5 million from $12.4 million in 2004. The increase is composed primarily of a $0.5 million increase in selling costs and a $0.6 million increase in stock-based compensation expense attributable to the increase in the value of our stock during the year.

Sublease Losses

During the first quarter of 2005, we recorded a $0.6 million charge relating to subleasing excess office capacity, at market rates. The charge is based on the shortfall between future sublease income and costs expected to be incurred under our leases with our landlords. This action accounted for $0.6 million, or $0.06 per diluted share for the year ended December 31, 2005 (See the accompanying Note 11 of the Consolidated Financial Statements included herein).

Discontinued Operations

In 2005, we disposed of our operations in Switzerland. Although we maintained only minimal selling, general and administrative costs in Switzerland, the operations had not produced significant revenue for two years. It was determined the cost of maintaining an office was no longer prudent, and the operations were disposed of by filing for insolvency with the Swiss insolvency court. During the fourth quarter of 2005, we determined the liquidation of our investment in our Swiss entity was substantially complete, triggering the non-cash reclassification of $713,000 in accumulated translation loss adjustments to the income statement. These adjustments represent foreign currency losses incurred prior to 2001, which were required to be reported as a separate component of stockholders’ equity titled “Accumulated other comprehensive loss”. This reclassification had no effect on equity for the quarter or for the year as the amount was previously recorded as a direct reduction of equity. The presentation of all prior periods is revised to reflect the Swiss operations as discontinued operations. For the year 2005, the effect of the discontinued Swiss operation was $1.2 million, net of tax, or $0.12 per diluted share, compared to $0.9 million, net of tax, or $0.08 per diluted share, for the year 2004 (See the accompanying Note 2 of the Consolidated Financial Statements included herein).

Cumulative Effect of a Change in Accounting Principle

We adopted FASB Statement No. 123(R), “Share-based Payments” on October 1, 2005. FAS No. 123(R) which eliminates the ability to account for stock-based compensation using the intrinsic value provisions of Accounting Principles Board Opinion No. 25 and instead requires such compensation to be valued using a fair-value-based method. We applied FAS No. 123(R) using the Modified Prospective Application method. Under this method, compensation cost is recognized on or after the adoption date for the portion of the outstanding equity and liability awards for which the requisite service has not yet been rendered. The fair value of certain liability awards are required to be adjusted to fair value at the date of adoption, and such adjustment is to be recognized in the income statement, net of any related tax effect, as a cumulative effect of a change in accounting principle. The adjustment to the liability awards was recorded in the fourth quarter of 2005 as a cumulative effect of a change in accounting principle and totaled $10,000, net of tax (See the accompanying Note 1(c) of the Consolidated Financial Statements).

Income Taxes

Our effective tax rate for 2005 was 4%, compared to 3% in 2004. The change in our effective tax rate is related primarily to tax refunds received in 2004 that did not recur in 2005. The refunds are the result of converting foreign tax credits to deductions prior to their expiration, and filing amended tax returns to obtain the refunds.

At December 31, 2001, we determined, based primarily on our recent history of operating losses in the United States, that we could no longer consider the recovery of our net deferred tax assets as more likely than not. Accordingly, our net deferred tax assets were reduced by a valuation allowance adjustment. While a valuation allowance was required for our net deferred tax assets, as discussed above, the assets remained available for use in the future, subject to the limitations described above, to offset future income tax liabilities should sufficient amounts of United States and foreign income be generated in the carryforward period.

Consistent with our position beginning December 31, 2001, we recorded no income tax expense for income offset by NOL carryforwards previously subject to valuation reserve.

Quarterly Results

The following table sets forth certain unaudited operating results for each of the four quarters in the two years ended December 31, 2006. This information has been prepared on the same basis as the audited financial statements and, in the opinion of the Company, includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented.

	2006				2005
	For the Three Months Ended				For the Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31		June 30	Sept. 30	Dec. 31
	(Restated)	(Restated)	(Restated)		(Restated)		(Restated)	(Restated)	(Restated)
	In thousands, except per share data
Revenue	$13,296	$15,570	$15,859	$14,753	$7,908		$11,668	$11,786	$11,700
Gross profit	6,398	8,428	8,732	7,949	3,670		6,826	6,553	5,377
Operating income	2,962	4,047	4,352	3,546	6		3,547	2,721	1,995
Net income (loss)	2,176	2,544	2,976	3,810	(134	)(b)	3,127	2,654	1,076
Earnings (loss) per share:
Basic	$0.20	$0.24	$0.27	$0.35	$(0.01)		$0.29	$0.25	$0.10
Diluted	$0.20	$0.23	$0.27	$0.34	$(0.01)		$0.29	$0.25	$0.10
Weighted average shares:
Basic	10,667	10,722	10,921	10,994	10,077		10,655	10,655	10,655
Diluted	10,880	10,978	11,084	11,176	10,077		10,952	10,784	10,810
Stock Price(a):
High	$10.50	$14.28	$16.00	$17.65	$2.00		$3.23	$6.97	$9.25
Low	$6.82	$7.30	$7.72	$10.01	$1.25		$1.77	$2.55	$5.32
Close	$8.05	$14.02	$10.27	$15.04	$1.93		$3.03	$5.35	$8.20

(a)              The stock prices set forth above represent the highest and lowest sales prices per share of our common stock as reported by the OTC Bulletin Board through December 22, 2005. Stock prices set forth beginning December 23, 2005, through December 31, 2006, represent the highest and lowest sales prices per share as reported on The Nasdaq Capital Market and as reported on The Nasdaq Global Market on and after November 6, 2006.

(b)             Includes $0.6 million related to losses on a sublease contract for excess office space.

Liquidity and Capital Resources

Cash provided by operating activities increased $1.1 million, to $7.4 million in 2006, compared to $6.3 million in 2005. The increase in 2006 is attributable primarily to a $3.3 million increase in net profits offset by a $0.7 increase in trade accounts receivable and a $1.5 million reduction in operating liabilities. During the latter part of 2005, we experienced abnormal growth in our accounts receivable balances due to the timing of the contracting cycles of our larger U.S. government clients. Decreases in operating liabilities are due primarily to reductions in sublease related liabilities, while other components of our operating liabilities remained relatively constant.

Net cash used in investing activities increased $260,000 to $467,000 in 2006, from $167,000 in 2005. The increase is a result of capital expenditures made to replace aging computer equipment and software, and updates to our audio visual office equipment. Capital expenditures in 2005 and 2004 consisted primarily of computer hardware and software upgrades.

Net cash used in financing activities decreased $0.9 million to $1.9 million in 2006 from $2.8 million in 2005. In 2006, we paid dividends of $2.7 million, which were offset by proceeds of $0.8 million in cash and tax benefits from option exercises. In 2005, we eliminated our subordinated and bank debt totaling $1.8 million, repurchased all outstanding warrants for $1.3 million, and received $0.3 million upon the exercise of stock warrants and options.

In January and October of 1999, we announced two stock repurchase plans for up to 250,000 and 500,000 shares, respectively, to be purchased on the open market. In August 2000, we announced an additional stock repurchase plan of up to 750,000 shares to be purchased on the open market. During 1999, we purchased 289,150 shares at an average price of $8.41 per share. During 2000, we purchased 596,300 shares at an average price of $7.96 per share. During 2001, we purchased 109,100 shares at an average price of $5.11 per share. We have not repurchased stock since October 23, 2001 and 505,450 shares remain available to be repurchased under the plans.

$5.5 million Credit Facility with JPMorgan Chase Bank, N.A.

On December 15, 2006, we entered into a credit agreement with JPMorgan Chase Bank, N.A. The senior secured revolving credit facility will be used for ongoing working capital needs and general corporate purposes. At December 31, 2006, we had a zero balance on such credit facility. This credit facility will mature on March 31, 2009, at which time it will terminate and all outstanding amounts shall be due and payable. The obligations under the senior secured revolving credit facility are secured by first priority liens on all of our accounts and proceeds thereof.

We may prepay all loans under the senior secured revolving credit facility at any time without premium or penalty (other than customary LIBOR breakage costs and payment of accrued interest), subject to certain notice requirements. Amounts borrowed and repaid under the senior secured revolving credit facility may be reborrowed. Indebtedness under the senior secured revolving credit facility bears interest at our option at either the bank’s reference rate minus 1.50% or LIBOR plus 1.25%. We incur quarterly commitment fees based on the unused amount of the credit facilities.

The credit agreement for the senior secured revolving credit facility contains various covenants that, among other restrictions, limit our ability to:

•       incur additional indebtedness;

•       create liens;

•       sell our assets or consolidate or merge with or into other companies;

•       make loans, extend guarantees or enter into other certain investments;

•       engage in transactions with affiliates; and

•       make capital expenditures.

The credit agreement for the senior secured revolving credit facility also contains a covenant requiring us to maintain minimum levels of tangible net worth (as defined in the credit agreement).

Each of the following will be an event of default under the senior secured revolving credit facility:

•       failure to pay any principal, interest, fees, expenses or other amounts when due;

•       failure to observe any agreement, obligation, or covenant in the credit agreement, subject to cure periods for certain failures;

•       certain judgments against us or any of our subsidiaries, in excess of certain allowances;

•       certain bankruptcy or insolvency events involving us or our subsidiaries;

•       a change in control not consented to by the bank; and

•       the failure of any representation or warranty to be true and correct when made.

We believe that the senior revolving credit facility will provide adequate liquidity based on our current growth strategies and cost control measures. We also believe that cash flows provided by operating activities will be sufficient to service debt payments as they become due.

In March 2007, we signed an amendment to the credit facility that increases the capital expenditures we can make in compliance with the terms of the credit agreement. The capital expenditure limit was increased to $1.0 million for the year ending December 31, 2007 from the original limit of $0.5 million annually. Effective January 1, 2008, the annual limit reverts to $0.5 million.

Former Credit Facility with Bank of America, N.A.

On August 16, 2004, we signed a $5.5 million revolving line of credit with Bank of America, N.A., replacing Comerica bank as our senior lender. We paid $55,000 as a commitment fee to obtain the financing. All our inventory, chattel paper, accounts, equipment and general intangibles secured the credit facility. The line of credit was subject to a borrowing base calculated as a percentage of our eligible United States trade accounts receivable less than 90 days old. The credit facility matured August 21, 2006, and bore interest at the prime rate, or LIBOR plus 2.5%, if elected, to be paid monthly. The unused portion of the line of credit bore interest at an annual rate of 0.375%, and was paid quarterly. The credit agreement contained financial and non-financial covenants, that if breached, would have accelerated of the amounts owed under the credit facility. On February 7, 2005, we signed an amendment to the credit facility with Bank of America, N.A. allowing, but not requiring, us to make regularly scheduled payments of principal of $0.1 million each month against General Chain’s subordinated debt so long as we were not in default on any agreement with Bank of America, N.A. On May 27, 2005, we signed an amendment to our loan agreement eliminating the over advance provisions from the original agreement that we had never used, removing all restrictions on repayment of subordinated debt and changing the financials covenants.

At the facility’s maturity on August 21, 2006, we were in compliance with all of our debt covenants and our outstanding balance on the line of credit was zero, and had not been drawn on since it was paid in full on June 2, 2005.

Subordinated Financing

In 2002, we issued two promissory notes to our current Chairman of the Board, General John T. Chain, Jr. The notes were subordinated to our senior lender, and their terms were as follows:

Name	Issue Date	Date Funded	Date Retired	Principal & Interest Maturity Date	Semi-Annual Interest Payment Dates	Interest Rate	Original Principal Amount
General John T. Chain, Jr.	3/29/02	4/4/02	4/26/05	4/1/06	Oct 1/Apr 1	Prime + 6%	$1,000,000
General John T. Chain, Jr.	5/31/02	5/28/02	6/9/05	6/1/06	Dec 1/Jun 1	Prime + 6%	$400,000

On February 7, 2005, we signed an amendment to the credit facility with Bank of America, N.A. allowing, but not requiring, us to make regularly scheduled payments of principal of $0.1 million each month against General Chain’s subordinated debt so long as we are not in default on any agreement with Bank of America, N.A. We made four payments of $0.1 million each to General Chain against the subordinated note dated May 31, 2002, retiring this note on April 26, 2005. We made one payment of $0.1 million to General Chain against the subordinated note dated March 29, 2002. On May 27, 2005, we signed an amendment to our credit agreement, removing any restrictions on the repayment of subordinated debt. On June 9, 2005, we repaid the remaining balance of $0.9 million.

Our Liquidity Plan

As a result of net cash provided by operations, we reduced our debt by $4.5 million in 2003, $2.4 million in 2004 and $1.8 million in 2005, we have had no senior or subordinated debt since June 9, 2005. Our ability to reduce debt and generate cash from operations is due primarily to revenue increases, cost saving measures such as downsizing and subleasing facilities, and more aggressive collection policies.

Our ability to maintain gross margins, control costs and generate cash flow from operations in the future will determine our ability to make payments on debts as they become due and to remain in future compliance with debt covenants. We regularly evaluate our business to enhance our liquidity position.

Our performance will also be affected by prevailing economic conditions. Many of these factors are beyond our control. Recent conflicts throughout the world involving the United States military could potentially have an adverse affect on our liquidity due to the high concentration of United States government contracts, which could result in delays in program operations. If future cash flows and capital resources are insufficient to meet our debt obligations and commitments, we may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or restructure or refinance our debt.

We believe the bank debt facility described above provides adequate liquidity based on our current growth strategies and cost control measures. We also believe cash flows provided by operating activities will be sufficient to service debt payments as they become due. In the event revenue growth exceeds anticipated levels, we may be required to seek additional financing.

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the years ended December 31, 2006, 2005 or 2004. However, there can be no assurance our business will not be affected by inflation in the future.

Other

As discussed in “Review of Stock Option Grant Practices” above, as a result of our internal investigation into our stock option grant practices, we restated certain of our previously filed consolidated financial statements and recorded cumulative adjustments for non-cash stock-based compensation expense totaling $2.2 million. While these expenses are non-cash, the tax related impacts are expected to require the use of cash. At December 31, 2006, we have recorded approximately $101,000 of additional taxes, penalty and interest payable related to the exercise of certain incentive stock options. We also expect to pay approximately $46,000 in penalty and interest taxes related to revised measurement dates under Section 409A. This amount is expected to be paid in April 2007, and we expect to fund this payment from cash flows from operating activities.

Off-Balance Sheet Arrangements

At December 31, 2006, and 2005, we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Contractual Obligations

We have had contractual obligations with various creditors for the purpose of providing working capital and financing specific assets. The amounts of our contractual obligations at December 31, 2006, as well as the maturity of these commitments are as follows:

		Payment due in
		in thousands
Contractual Obligations	Total	2007	2008-2009	2010-2011	Later Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	3,979	1,306	1,554	1,089	30
Purchase obligations	—	—	—	—	—
Dividends Payable	19	—	—	19	—
Long-Term Rent Reserve for Operating Lease Obligations	84	(8)	(8)	(8)	108
Total	$4,082	$1,298	$1,546	$1,100	$138

Long-term debt obligations:   At December 31, 2006, we had no long-term debt obligations. We continue to have availability under our $5.5 million line of credit with JPMorgan Chase, N.A.

Capital lease obligations:   At December 31, 2006, we had no capital lease obligations.

Operating lease obligations:   Operating lease obligations consist of office rental commitments for our offices in Irving, Texas; Troy, Michigan, and Reston, Virginia. Various equipment leases for copiers, postage meters and laptop computers are maintained under operating leases.

Purchase obligations:   At December 31, 2006, we had no legally binding purchase obligations for goods or services.

ITEM 7A.   Quantitative and Qualitative Disclosure About Market Risk.

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. Our credit agreement provides for borrowings, which bear interest at the prime rate, or LIBOR plus 1.25%, if elected. Since January 1, 1994, the prime rate has fluctuated between 9.5% and 4% and the 1-year LIBOR rate has fluctuated between 7.5% and 1.2%. Based on the volatility of the prime rate in recent years, a five-percentage point increase in interest rates would have resulted in $0 of additional interest expense in 2006. Through March 27, 2007, we had no borrowings or repayments on our revolving line of credit. The outstanding balance at March 27, 2007 was $0.

Due to our foreign operations in Asia, we are exposed to transaction adjustments with respect to foreign currency. Our functional currency is the United States dollar. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. There is no translation adjustment to the separate component of stockholders’ equity or adjustment to comprehensive income. We incurred foreign exchange losses of $2,000 and $9,000 for the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, the effect of a 10% increase in foreign exchange rates would have resulted in a $644 foreign currency exchange loss on our non-United States denominated assets and a $10 foreign exchange gain on the Company’s non-United States denominated liabilities. As such, the net effect of a 10% increase in the Company’s foreign exchange rates, at December 31, 2006, would have been a $634 foreign currency exchange loss. The Company believes that operating under United States dollar functional currency, combined with transacting business in countries with traditionally stable currencies mitigates the effect of any near-term foreign currency transaction adjustments on the Company’s financial position, results of operations and cash flows.

The Company has not engaged in foreign currency hedging transactions nor does the Company have any derivative financial instruments. However, going forward, the Company will assess the need to enter into hedging transactions to limit its risk due to fluctuations in exchange rates.

ITEM 8.   Financial Statements and Supplementary Data.

See Index to Consolidated Financial Statements on page F-1. Supplementary quarterly financial information for us is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.   Controls and Procedures.

Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report,our Chief Executive Officer and our Chief Financial Officer have concluded that, in their judgment, our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company, including its subsidiaries, in the reports it files, or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions, regardless of how remote.

Extension of Compliance Date for Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for non-accelerated filers, as defined in Rule 12b-2 under the Exchange Act. We will be required to include a report of management’s assessment regarding internal control over financial reporting beginning with our annual report for the fiscal year ending December 31, 2007 and an attestation report of our registered public accounting firm beginning with our annual report for the fiscal year ending December 31, 2008.

Under the internal control reporting provisions of the Exchange Act, management will be responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) . Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Prior to the extended deadline in 2007, management will conduct an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management will determine whether our internal control over financial reporting is effective.

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with the investigation into our stock option practices, the investigation team concluded that our internal control over financial reporting and our legal processes in connection with stock option grants and exercises have been ineffective. As a result, the investigation team has made the following recommendations with respect to proposed remedial measures: (i) establish modified accounting measurement dates for option grants not properly authorized by either Board or Compensation Committee resolutions, which we did in conjunction with the restatement; (ii) in order to correct the lack of complete legal documentation, adopt resolutions ratifying all prior option grants that may not have been previously authorized by specific Board of Compensation Committee resolutions, which resolutions were adopted by the Board on March 30, 2007; (iii) adopt and document an effective system of internal control over financial reporting that govern our stock option granting and/or other equity award processes; and (iv) adopt written equity granting practices and procedures that provide for option grants or other equity awards only by our Compensation Committee, consisting of outside independent directors, and that equity awards be made only on a quarterly basis during a meeting of the Compensation Committee. Please see “Review of Stock Option Grant Practices” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19 to our Consolidated Financial Statements for a discussion related to our investigation.

ITEM 9B.   Other Information.

There was no information required to be disclosed in a report on Form 8-K in the fourth quarter of 2006 which was not reported.

PART III

ITEM 10.         Directors and Executive Officers of the Registrant.

The information required by this Item 10 is incorporated herein by reference from our Proxy Statement for our 2007 Annual Meeting of Stockholders, which will be filed on or before April 30, 2007.

ITEM 11.         Executive Compensation.

The discussion under “Executive Compensation” in our Proxy Statement for our 2007 Annual Meeting is incorporated herein by reference.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management.

The discussion under “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our 2007 Annual Meeting is incorporated herein by reference.

The following table provides information related to the number of shares to be issued upon exercise of all outstanding options, warrants and rights and the number of shares available for future issuance under our equity compensation plans at December 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of securities to be to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,056,248	(1)(2)	$3.07	684,712
Equity compensation plans not approved by security holders	—		—	—
Total	1,056,248		$3.07	684,712

(1)          These plans include the Thomas Group, Inc. 1988, 1992 and 1997 Stock Option Plans and the Non-Employee Director Plan and the 2005 Omnibus Restricted Stock and Incentive Plan.

(2)          The number of shares is subject to adjustments for changes resulting from stock dividends, stock splits, recapitalizations and similar events.

ITEM 13.         Certain Relationships and Related Transactions.

The discussion under “Certain Relationships and Related Transactions” in our Proxy Statement for our 2007 Annual Meeting is incorporated herein by reference.

ITEM 14.         Principal Accounting Fees and Services.

The discussion under “Principal Accounting Fees and Services” in our Proxy Statement for our 2007 Annual Meeting is incorporated herein by reference.

PART IV

ITEM 15.         Exhibits and Financial Statement Schedules.

(a)(1)	See “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.
(a)(2)	The financial statement schedules required by this item are included in the accompanying notes to the consolidated financial statements beginning on page F-7 of this Annual Report on Form 10-K.
(a)(3)	Documents filed as part of this Annual Report on Form 10-K are listed sequentially by subsection in the Exhibit Index at Part IV, Item 15(b).
(b)	Documents filed as part of this Annual Report on Form 10-K are listed sequentially by subsection in the following Exhibit Index.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Thomas Group, Inc. filed July 10, 1998, with the State of Delaware Office of the Secretary of State (filed as Exhibit 3.1 to our Annual Report on Form 10-K dated March 12, 1999 and incorporated herein by reference).

3.2	Amended and Restated By-Laws dated May 30, 2001 (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q dated August 10, 2001 and incorporated herein by reference).
4.1	Specimen Certificate evidencing Common Stock (filed as Exhibit 4.1 to our 1993 Registration Statement on Form S-1 (file No. 33-64492) and incorporated herein by reference).
4.2	Rights Agreement dated July 9, 1998 (filed as Exhibit 4 to our Current Report on Form 8-K dated July 16, 1998 and incorporated herein by reference).
4.3	Amendment No. 1 to Rights Agreement dated March 1, 1999 (filed as Exhibit 4.4 to our Annual Report on Form 10-K dated March 12, 1999 and incorporated herein by reference).
4.4	Amendment No. 2 to Rights Agreement dated August 12, 1999 (filed as Exhibit 4.5 to our Quarterly Report on Form 10-Q dated August 16, 1999 and incorporated herein by reference).
4.5

First Amendment to Rights Agreement, dated September 13, 2002, between Thomas Group, Inc. and Computershare Trust Company, as rights agent (filed as Exhibit 99.7 to our Current Report on Form 8-K dated October 3, 2002 and incorporated herein by reference).

4.6

Second Amendment to Rights Agreement, dated October 17, 2002, between Thomas Group, Inc. and Computershare Trust Company, as rights agent (filed as Exhibit 99.7 to our Current Report on Form 8-K/A dated October 23, 2002 and incorporated herein by reference).

4.7

Registration Rights Agreement, dated October 17, 2002, by and between Thomas Group, Inc. and Edward P. Evans (filed as Exhibit 99.4 to our Current Report on Form 8-K/A dated October 23, 2002 and incorporated herein by reference).

4.8

Registration Rights Agreement, dated September 20, 2002, by and between Thomas Group, Inc. and John T. Chain, Jr. (filed as Exhibit 99.4 to our Current Report Form 8-K dated October 3, 2002 and incorporated herein by reference).

10.1

Amended and Restated Note and Warrant Purchase Agreement by and between Thomas Group, Inc., John T. Chain, Jr. and Edward P. Evans (filed as Exhibit 99.1 to our Current Report on Form 8-K/A dated October 23, 2002 and incorporated herein by reference).

10.2	Credit Agreement dated December 15, 2006 between Thomas Group, Inc. and JPMorgan Chase, N.A. (filed as Exhibit 10.5 to our Current Report on Form 8-K dated December 15, 2006).

10.3

Loan Agreement dated July 21, 2004 between Bank of America, N.A. and Thomas Group, Inc. (filed as Exhibit 99.1 to our Current Report on Form 8-K dated August 20, 2004 and incorporated herein by reference).

10.4

Amendment No. 1 to Loan Agreement dated February 7, 2005 between Bank of America, N.A. and Thomas Group, Inc. (filed as Exhibit 10.33 to our Annual Report Form 10-K dated March 30, 2005 and incorporated herein by reference).

10.5

Amendment No. 2 to Loan Agreement dated May 27, 2005 between Bank of America, N.A. and the Company.(filed as Exhibit 10.27 to our Annual Report on Form 10-K dated March 31, 2006 and incorporated herein by reference).

10.6

Amended and Restated Employment Agreement between Thomas Group, Inc. and James T. Taylor dated February 14, 2007 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 20, 2007 and incorporated herein by reference).

10.7

Employment Agreement between Thomas Group, Inc. and David English, dated November 7, 2005 (filed as Exhibit 10.1 to our Quarterly Report Form 10-Q dated November 10, 2005 and incorporated herein by reference).

10.8

2005 Omnibus Stock and Incentive Plan for Thomas Group, Inc. dated December 19, 2005, as amended December 23, 2005 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated December 27, 2005 and incorporated herein by reference).

10.9

Net Profit Restricted Share Award agreement for James T. Taylor dated December 20, 2005 (filed as Exhibit 10.2 to our Current Report on Form 8-K dated December 27, 2005 and incorporated herein by reference).

10.10

Net Profit Restricted Share Award agreement for David English dated December 20, 2005 (filed as Exhibit 10.3 to our Current Report on Form 8-K dated December 27, 2005 and incorporated herein by reference).

10.11

Share Price Restricted Share Award agreement for James T. Taylor dated December 23, 2005 (filed as Exhibit 10.4 to our Current Report on Form 8-K dated December 27, 2005 and incorporated herein by reference).

10.12	Net Profit Restricted Share Award agreement for Terry Stinson dated April 27,2006 (filed as Exhibit 10.5 to our Current Report Form 8-K/A dated December 15, 2006 and incorporated herein by reference).
10.13

Letter Agreement between Thomas Group, Inc. and Terry Stinson dated January 3, 2007 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated January 9, 2007 and incorporated herein by reference).

*21	Subsidiaries of the Company.
*23	Consent of Hein & Associates LLP.
*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Irving, State of Texas, on April 6, 2007.

THOMAS GROUP, INC.
By:	/s/ JAMES T. TAYLOR
James T. Taylor
Chief Executive Officer and President

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints James T. Taylor such person’s true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution, for such person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

Signature	Capacity	Date
/s/ JAMES T. TAYLOR	Chief Executive Officer, President, and Director	April 6, 2007
James T. Taylor	(Principal Executive Officer)
/s/ DAVID ENGLISH	Vice President, Chief Financial Officer,	April 6, 2007
David English	Treasurer, and Secretary
(Principal Financial Officer)
/s/ JOHN T. CHAIN, JR.	Chairman of the Board	April 6, 2007
John T. Chain, Jr.
/s/ EDWARD P. EVANS	Director	April 6, 2007
Edward P. Evans
/s/ DORSEY R. GARDNER	Director	April 6, 2007
Dorsey R. Gardner
/s/ DAVID B. MATHIS	Director	April 6, 2007
David B. Mathis

ANNUAL REPORT ON FORM 10-K
ITEM 8, and 15(a)(1) and (c)
LIST OF FINANCIAL STATEMENTS
CERTAIN EXHIBITS
FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2006
THOMAS GROUP, INC.
IRVING, TEXAS

FORM 10-K—ITEM 15(a)(1)
Thomas Group, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Thomas Group, Inc. are included in response to Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Thomas Group, Inc.
Irving, TX

We have audited the accompanying consolidated balance sheets of Thomas Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of Thomas Group, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thomas Group, Inc. at December 31, 2006 and 2005 and the consolidated results of operations and cash flows of Thomas Group, Inc. for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As described in Note 19 to the financial statements, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years ended December 31, 2005 have been restated to record additional stock-based compensation and related tax effects resulting from errors in accounting for stock option grants under generally accepted accounting principles.

/s/ HEIN & ASSOCIATES LLP
Dallas, Texas
March 30, 2007

THOMAS GROUP, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
		(Restated)
	In thousands, except share data
ASSETS
Current Assets
Cash and cash equivalents	$8,484	$3,481
Trade accounts receivable, net of allowance of $137 at December 31, 2006, and 2005, respectively	12,318	8,382
Unbilled receivables	352	305
Other current assets	333	282
Current assets to be disposed	—	1
Total Current Assets	21,487	12,451
Property and equipment, net of accumulated depreciation of $2,144 and $1,800 at December 31, 2006, and 2005, respectively	616	493
Deferred tax asset, net of allowance of $117 and $1,880, respectively	1,294	—
Other assets	69	87
	$23,466	$13,031
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,611	$1,269
Accrued wages and benefits	1,889	2,326
Income taxes payable	106	52
Dividends payable	1,094	533
Current liabilities to be disposed	—	83
Total Current Liabilities	4,700	4,263
Other long-term obligations	103	274
Total Liabilities	4,803	4,537
Commitments and Contingencies (Notes 11 and 13)
Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 13,490,630 and 13,209,119 shares issued and 10,936,754 and 10,655,243 shares outstanding at December 31, 2006, and 2005, respectively	$135	$132
Additional paid-in capital	30,476	28,533
Retained earnings	10,480	2,257
Accumulated other comprehensive gain	31	31
Treasury stock, 2,553,876 shares at December 31, 2006, and 2005, respectively, at cost	(22,459)	(22,459)
Total Stockholders’ Equity	18,663	8,494
	$23,466	$13,031

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
		(Restated)	(Restated)
	In thousands, except share data
Consulting revenue before reimbursements	$58,843	$42,966	$29,928
Reimbursements	635	96	92
Total revenue	59,478	43,062	30,020
Cost of sales before reimbursable expenses	27,336	20,540	14,908
Reimbursable expenses	635	96	92
Total cost of sales	27,971	20,636	15,000
Gross profit	31,507	22,426	15,020
Selling, general and administrative	16,616	13,547	12,428
Sublease losses	(16)	610	—
Operating income	14,907	8,269	2,592
Interest income (expense), net	362	(13)	(279)
Income from continuing operations before income taxes	15,269	8,256	2,313
Income tax expense (benefit)	3,764	311	(21)
Income from continuing operations before the cumulative effect of a change in accounting principle	11,505	7,945	2,334
Gain (loss) on discontinued operations, net of related tax expense effect of $0 and $58 for the years 2006 and 2005, respectively, and tax benefit effect of $44 for the year 2004	1	(1,212)	(893)
Income before the cumulative effect of a change in accounting principle	11,506	6,733	1,441
Cumulative effect of a change in accounting principle, net of related income tax benefit	—	(10)	—
Net income	$11,506	$6,723	$1,441
Earnings per share:
Basic:
Income from continuing operations	$1.06	$0.76	$0.25
Loss on discontinued operations, net of tax effect	—	(0.12)	(0.10)
Cumulative effect of a change in accounting principle, net of tax effect	—	—	—
Net income	$1.06	$0.64	$0.15
Diluted:
Income from continuing operations	$1.04	$0.75	$0.22
Loss on discontinued operations, net of tax effect	—	(0.12)	(0.08)
Cumulative effect of a change in accounting principle, net of tax effect	—	—	—
Net Income	$1.04	$0.63	$0.14
Weighted average shares:
Basic	10,812,117	10,512,703	9,658,131
Diluted	11,065,088	10,702,375	10,548,922

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Total
	In thousands, except share data
Balance as of January 1, 2004 (Restated)	12,109,538	$121	$28,074	$(4,237)	$(786)	2,553,876	$(22,459)	$713
Exercise of stock options for 132,284 shares of common stock	132,284	1	51					52
Amortization of non-employee stock compensation			131					131
Discounted common stock options under employee stock option plans			48					48
Comprehensive income:
Foreign currency translation adjustment reclassified to net loss, net of tax (Note 1(q))					104			104
Net Income				1,441				1,441
Total Comprehensive Income								1,545
Balance as of December 31, 2004 (Restated)	12,241,822	122	28,304	(2,796)	(682)	2,553,876	(22,459)	2,489
Exercise of stock options for 97,499 shares of common stock	97,499	1	35					36
Exercise of stock warrants for 869,798 shares of common stock	869,798	9	252					261
Repurchase of stock warrants			(113)	(1,137)				(1,250)
Deferred compensation from restricted stock grants			18					18
Discounted common stock options under employee stock option plans			37					37
Dividends				(533)				(533)
Comprehensive income:
Foreign currency translation adjustment reclassified to net loss, net of tax (Note 1(q))					713			713
Net Income				6,723				6,723
Total Comprehensive Income								7,436
Balance as of December 31, 2005 (Restated)	13,209,119	132	28,533	2,257	31	2,553,876	(22,459)	8,494
Exercise of stock options for 281,511 shares of common stock	281,511	3	409					412
Deferred compensation from restricted stock grants			1,180					1,180
Discounted common stock options under employee stock option plans			(47)					(47)
Tax benefit of options exercised			401					401
Dividends				(3,283)				(3,283)
Net Income				11,506				11,506
Balance as of December 31, 2006	13,490,630	$135	$30,476	$10,480	$31	2,553,876	$(22,459)	$18,663

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
		(Restated)	(Restated)
	In thousands of dollars
Cash Flows from Operating Activities:
Net income	$11,506	$6,723	$1,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	346	285	449
Amortization	19	19	19
(Gain)/loss on disposal of assets	(2)	72	—
Bad debt	—	59	116
(Gain)/loss on subleases	(16)	510	—
Cumulative translation adjustment	—	713	104
Cumulative effect of a change in accounting principle	—	11	—
Stock based compensation expense	1,180	18	131
Discounted stock option grant expense net of cancellations	(47)	37	48
Other	5	1	8
Change in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(3,936)	(3,241)	(1,703)
(Increase) decrease in unbilled receivables	(48)	(314)	285
(Increase) decrease in deferred tax asset	(1,294)	—	—
(Increase) decrease in other assets	(52)	130	(36)
Increase (decrease) in accounts payable and accrued liabilities	(353)	1,237	(217)
Increase (decrease) in income taxes payable	54	32	(59)
Net cash provided by operating activities	7,362	6,292	586
Cash Flows From Investing Activities:
Proceeds from sale of assets	5	1	—
Capital expenditures	(472)	(167)	(42)
Net cash used in investing activities	(467)	(166)	(42)
Cash Flows From Financing Activities:
Issuance of common stock	3	10	1
Proceeds from exercise of stock options	409	35	51
Proceeds from exercise of stock warrants	—	252	—
Repurchase of stock warrants	—	(1,250)	—
Repayment of related party indebtedness	—	(1,400)	—
Repayments of debt and other long-term obligations	—	(11)	(2,806)
Dividends	(2,703)	—	—
Tax effect of option exercises	401	—	—
Net advances (repayments)—line of credit	—	(430)	430
Net cash used in financing activities	(1,890)	(2,794)	(2,324)
Effect of exchange rate changes on cash	(2)	6	(1)
Net change in cash	5,003	3,338	(1,781)
Cash and cash equivalents
Beginning of period	3,481	143	1,924
End of period	$8,484	$3,481	$143

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005

Note 1 Summary of Significant Accounting Policies

(a)   The Company—Thomas Group, Inc. (the ”Company”) is an operations and process improvement services firm headquartered in Irving, Texas providing process improvement solutions to enhance business efficiency, competitiveness and financial performance. The Company develops and employs methodologies to transform the processes, procedures and people within its clients’ organizations to enable more efficient and seamless operations. Our specific methodology in our core product is known as PVM and focuses on reducing the time spent on revenue-producing, product development and administrative processes, resulting in operational and financial improvements.

The Company was incorporated under the laws of the State of Delaware in June 1978.

(b)   Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain amounts from prior years have been reclassified to conform to the 2006 presentation.

(c)   Accounting Changes—We adopted the provisions of FASB Statement No. 123(R), “Share-Based Payments” on October 1, 2005. We applied the provisions of FAS 123(R) using the modified prospective application method. Under this method, the difference between the accumulated deferred compensation costs of liability awards using fair value as defined in FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and the accumulated deferred compensation costs using the intrinsic method under APB Opinion No. 25, “Accounting for Stock Issued to Employees” is recorded as a cumulative effect of a change in accounting principle in the period of the change. We recorded $10,000, net of tax, on October 1, 2005, related to this change in accounting principle. Financial statements for periods prior to 2005 are presented as previously reported, and adoption of FAS 123(R) had no effect on beginning retained earnings.

(d)   Earnings Per Share—Earnings per common share is presented in accordance with the provisions of the FASB Statement No. 128, “Earnings Per Share”, which requires the presentation of “basic” and “diluted” earnings per share. Basic earnings (loss) per share is based on the weighted average shares outstanding. Diluted earnings (loss) per share includes the effect of dilutive securities such as stock options and warrants.

The following table reconciles basic earnings per share to diluted earnings per share under the provisions of FAS 128.

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	In thousands, except per share data
Year Ended December 31, 2006
Basic earnings per share	$11,506	10,812	$1.06
Effect of dilutive securities:
Options	—	253	(0.02)
Diluted earnings per share	$11,506	11,065	$1.04
Year Ended December 31, 2005
Basic earnings per share	$6,723	10,513	$0.64
Effect of dilutive securities:
Options	—	189	(0.01)
Diluted earnings per share	$6,723	10,702	$0.63
Year Ended December 31, 2004
Basic earnings per share	$1,441	9,658	$0.15
Effect of dilutive securities:
Options and warrants	—	891	(0.01)
Diluted earnings per share	$1,441	10,549	$0.14

Total stock options and warrants outstanding in 2006, 2005 and 2004 not included in the diluted earnings per share computation due to their antidilutive effects are approximately 35,000, 205,000, and 1,313,000, respectively. Such options and warrants are excluded due to exercise prices exceeding the average market value of our common stock in 2006, 2005 and 2004.

(e)   Management’s Estimates and Assumptions—The presentation of financial statements in conformity with U.S. generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We review all significant estimates affecting the financial statements on a recurring basis and record the effect of any necessary adjustments prior to issuance of the financial statements. We consider revenue recognition, the allowance for bad debt, the valuation allowance for deferred taxes, and accumulated other comprehensive loss to be the most significant estimates.

(f)    Warrants—During 2002, we issued a Warrant Purchase Agreement exercisable for 434,899 shares of common stock to General John T. Chain, Jr., Chairman of our Board of Directors, in consideration for a note in the amount of $1.0 million. The warrant was issued with an exercise price of $0.30 per share and an expiration date of September 20, 2007. This warrant was valued at $0.30 based on the Black-Scholes model. On February 16, 2005, General Chain exercised his outstanding warrant in full. We received cash in the amount of the purchase price from General Chain, and on February 23, 2005, we issued 434,899 shares of unregistered common stock to General Chain. A Warrant Purchase Agreement exercisable for 434,899 shares of common stock was also issued during 2002 to Mr. Edward P. Evans, a stockholder, in consideration for a note in the amount of $1.0 million. The warrant was issued with an exercise price of $0.30 per share and an expiration date of October 17, 2007. This warrant was valued at $0.30 based on the Black-Scholes model. On February 14, 2005, Mr. Evans exercised his outstanding warrant in full. We received the purchase price from Mr. Evans, and on February 23, 2005, we issued 434,899 shares of unregistered common stock to Mr. Evans.

On November 26, 2002, a Warrant Purchase Agreement exercisable for 397,443 shares of common stock was issued to Comerica Bank, our former senior lender, in consideration for amending our credit facility. The warrant was issued with an exercise price of $0.30 and an expiration date of November 26, 2007. This warrant was valued at $0.37 based on the Black Scholes model. The total fair value of the warrant issued in 2002 was allocated between the warrant and the related debt based on the relative fair value of each. The portion attributable to the warrant was $284,000 and initially recorded as a reduction, or “discount,” of the related debt and a corresponding increase in additional paid in capital. The discount was accreted to interest expense over the life of the debt. Interest expense of $99,000 and $185,000 was recorded related to these warrants in 2003 and 2002, respectively. As of December 31, 2003, the discount had been fully accreted. On September 27, 2005, we repurchased the warrant for $1.25 million cash, or $3.145 per share, which represented a 37% discount from the market price on that date.

(g)   Advertising—We expense the costs of advertising as incurred. Advertising expense was $0.1 million for each of the years ended December 31, 2006, 2005, and 2004, respectively.

(h)   Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. We record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Depreciation is calculated on an accelerated declining balance or straight-line basis over the estimated useful lives of the various assets as follows:

Furniture and fixtures	5-7 Years
Equipment	3-7 Years
Leasehold improvements	2-10 Years
Computer software	3 Years

(i)    Capitalized Software Development Costs—We capitalized $0.3 million during 2002 and $0.3 during 2001 of certain software development costs, once technological feasibility was achieved. Capitalization of software development costs ceased when the product was available for sale. Software development costs incurred prior to achieving technological feasibility were charged to selling, general and administrative expense. Amortization of previously capitalized software development costs were $0, $20,000, and $0.2 million in 2006, 2005, and 2004, respectively. Unamortized software development costs were $0, $0, and $37,000 at December 31, 2006, 2005, and 2004, respectively. During 2005, we recorded a $17,000 loss on the disposal of those assets.

(j)    Revenue—We generally derive our revenue from fees for the implementation of business operations improvement programs delivered by our Resultants. Total revenue consists of fees and other billings derived from fixed fees, task-based fees, incentive fees and reimbursed travel expenses. Our fee type and structure for each client engagement is dependant on a number of variables, including the size of the client, the complexity and geographic dispersion of its business, the level of the opportunity for us to improve the client’s processes and other factors.

Fixed fee revenue is recognized on the proportional performance model (which approximates the percentage completion method), based on direct labor hours expended and, when applicable, the completed performance model. In order to calculate the completion ratio on a given project, time and effort to date are divided by the total estimated time and effort for the entire project. This ratio is then multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date. Task-based fees are recognized as revenue when the relevant task is completed or deliverable is received by the client using the completed performance model. Typically, task-based revenue recognition involves the delivery of a report, minutes or some other evidence of completion. Incentive fees are tied to improvements in a variety of client performance measures typically involving cycle time, asset utilization and productivity. Incentive fee revenue is recognized in the period in which the related client improvements are achieved. Our incentive fee agreements with our clients define in advance the performance improvement standards that will form the basis for the payment of incentive fees. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, we obtain customer agreement to these achievements prior to recognizing revenue. As of April 7, 2007, we had no contractual agreements for incentive fees.

(k)   Unbilled Receivables—Although fixed fee revenue recognition generally coincides with billings we may structure fee billings to increase in the latter stages of a program. In such instances, revenues recognized for services provided are represented in unbilled receivables.

(l)    Deferred Revenue—We occasionally receive advance payments of a portion of our fees. Advance payments are classified as deferred revenue upon receipt and recorded as revenue when earned.

(m)  Income Taxes—We follow SFAS No. 109, “Accounting for Income Taxes,” which requires use of the asset and liability method of accounting for deferred income taxes and providing deferred income taxes for all significant temporary differences.

As part of the process of preparing consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax payable and related tax expense together with assessing temporary differences resulting from differing treatment of certain items, such as depreciation, for tax and accounting purposes. These differences can result in deferred tax assets and liabilities, which are included within the consolidated balance sheets.

Deferred income taxes are provided for temporary differences between the financial statement and income tax basis of assets and liabilities. Provisions are made for estimated domestic and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of our share of foreign subsidiaries’ undistributed earnings.

We must then assess the likelihood of recovering our deferred tax assets from future taxable income and, to the extent we believe it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized, a valuation allowance must be established. We consider all available evidence, both positive and negative, to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes information about our current financial position and results of operations for the current and preceding years, as well as all currently available information about future years, including our anticipated future performance, the reversal of deferred tax liabilities and tax planning strategies.

Beginning in 2001, we had provided a valuation allowance for the full amount of our net deferred tax assets. During the three months ended March 31, 2006, we determined the future sources of taxable income, the reversing of temporary differences and other tax planning strategies will be sufficient to realize certain components of our deferred tax asset. Therefore, approximately $0.3 million of the deferred tax asset valuation allowance was removed during the three months ended March 31, 2006. Although our statutory tax rate is approximately 38%, the removal of this portion of our deferred tax asset valuation allowance reduced income tax expense by 10 percentage points, resulting in an effective tax rate of 28% for the quarter ended March 31, 2006.

At December 31, 2006, after further evaluation of operating results of the most recent three-year period and comparison of all positive and negative evidence, we determined that a valuation allowance was only appropriate on approximately $117,000 of the NOL carryforward, due to annual limitations under Section 382. Therefore, we removed $1.5 million of the valuation allowance, which decreased income tax expense and increased assets.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, which is effective for us as of the interim reporting period beginning January 1, 2007. The validity of any tax position is a matter of tax law, and generally there is no controversy about recognizing the benefit of a tax position in a company’s financial statements when the degree of confidence is high that the tax position will be sustained upon examination by a taxing authority. The tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. Under FIN 48, the impact of an uncertain income tax position on the income tax provision must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. In addition, FIN 48 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. An income tax penalty is recognized as expense when the tax position does not meet the minimum statutory threshold to avoid the imposition of a penalty. We continue to evaluate the impact of FIN 48 on our consolidated financial statements. We are evaluating our tax positions and anticipate that the interpretation will not have a significant impact on our results of operations.

(n)   Cash and Cash Equivalents—Cash equivalents consist of highly liquid investments with original maturities of three months or less.

(o)   Accounts Receivable and Allowance for Doubtful Accounts—We record trade receivables related to billings to our clients for operations and process improvement services. Trade receivables normally have terms of 30 to 60 days. We have no interest provision for past due trade accounts receivable. Trade accounts receivable are considered past due when the amount due is still uncollected at the time the terms per the trade receivable have expired. An allowance for doubtful accounts is provided when necessary and is evaluated periodically on a client-by-client basis. For the years ended December 31, 2006, and 2005, there were no receivables written off against the allowance.

(p)   Concentration of Credit Risk—Financial instruments that potentially subject us to concentrations of credit risk consist solely of trade receivables for which the carrying value equals fair value as determined by actual billings, offset by any applicable reserves or allowances. We encounter a certain amount of credit risk as a result of a concentration of unsecured receivables among a few significant clients. Accounts receivable from our largest client, CACI, INC.—FEDERAL (formerly known as CACI AB, Inc. and previously Acton Burnell, Inc.), a wholly-owned subsidiary of CACI International Inc. (www.caci.com), totaled $4.8 million and $5.0 million, or 38% and 59% of accounts receivable at December 31, 2006, and 2005, respectively. Accounts receivable from another client, the United States Navy, totaled $5.8 and $2.8 million, or 46% and 33%, of accounts receivable at December 31, 2006, and 2005, respectively. As of December 31, 2006, and 2005, there were no reserves or allowances assessed on the receivables from either CACI or the Navy.

We currently maintain limited operations in Asia where potential economic turmoil may result in significant fluctuations in the value of certain foreign currencies versus the United States dollar. We may experience difficulties expanding our operations or may encounter other collection issues if economic conditions should change. There were no significant concentrations of credit risk in these foreign operations as of December 31, 2006.

(q)   Foreign Currency Translation—Our reporting and functional currency is the United States dollar. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. Monetary assets such as cash, accounts receivable and most liabilities are remeasured at the period end exchange rate. All other assets, liabilities and stockholders’ equity are remeasured based on the historical rate at the time of the transaction. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. Revenue and expense transactions are remeasured at the average exchange rate for the period. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. We recorded a $3,000 remeasurement loss, a $7,000 remeasurement gain, and an $8,000 remeasurement loss for the years ending December 31, 2006, 2005, and 2004, respectively. There is no translation adjustment to the separate component of stockholders’ equity or adjustment to comprehensive income.

Prior to the change of our reporting and functional currency to the United States dollar, all adjustments resulting from the translation of foreign currency financial statements were recorded and reported as a separate component of stockholders’ equity titled “Accumulated other comprehensive loss.” Generally accepted accounting principles require these amounts to be reclassified to the income statement and recorded as a non-cash charge to operations upon discontinuance of the operations causing such currency adjustments. At the beginning of 2005, the accumulation of prior years’ translation adjustments of approximately $682,000 included in accumulated other comprehensive loss related primarily to our Swiss operations in Europe of $713,000. During 2005 we liquidated our subsidiaries in Switzerland, and as a result, reclassified $713,000 from other accumulated comprehensive loss to the income statement. The resulting reclassification was recorded as a non-cash charge to operations for the year then ended. We reclassified approximately $713,000, $104,000 and $7,000 to selling, general and administrative expense during the years 2005, 2004, and 2003, respectively, as a result of the substantial liquidation of certain foreign subsidiaries. No amounts were reclassified during 2006.

(r)    Comprehensive Income—Comprehensive income includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders.

(s)    Stockholder Rights Plan—On July 9, 1998, we announced the adoption of a Stockholder Rights Plan, intended to protect us from unfair or coercive takeover attempts. The grant of the rights was made to stockholders of record as of July 20, 1998. Periodically, the Stockholder Rights Plan is amended to exempt certain transactions from triggering the rights. During 2002, the Stockholder Rights Plan was amended, on two separate occasions, regarding the conversion of two $1.0 million subordinated notes to common stock.

(t)    Stock Appreciation Rights (“SAR”)—Effective April 8, 2003 we entered into a SARs agreement with James T. Taylor, our current President and CEO ,  granting him 99,351 SARs at a price of $0.42 per SAR. The SARs were exercisable in full or in part immediately upon grant and entitled Mr. Taylor to a cash payment equal to the fair market value (defined as the last reported sale price of our common stock on the Nasdaq Capital Market on the last business day of the quarter immediately preceding the quarter in which an exercise occurs) of a share of common stock of the Company over $0.42 per share. On September 25, 2006, Mr. Taylor notified us of his election to exercise the SARs in their entirety, subject to review by our Audit Committee of the Board of Directors (“Committee”). On October 25, 2006, the Audit Committee determined the closing price of $14.02 on June 30, 2006, as reported on the Nasdaq Capital Market was the fair market value for purposes of this SAR exercise, and approved payment to the SAR holder under the terms of the agreement. On October 25, 2006, $1.35 million was paid to Mr. Taylor under the terms of the agreement, less required withholding taxes.

Prior to October 1, 2005, we accounted for the SARs under the intrinsic value method specified in APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related Interpretations. Effective October 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payments”, requiring us to value the liability attributable to the SARs using a fair value pricing model. Using the Black-Scholes option pricing model, we recorded the fair value of the SARs liability, classified as a current liability based upon the immediate exercisability of the SARs, of $1.2 million and $782,000 at June 30, 2006, and December 31, 2005, respectively. Under FAS 123(R), any difference between the amount carried as a liability and the actual settlement amount is to be recorded in the period the SARs are settled. Therefore, upon receiving notice of SAR exercise from Mr. Taylor in the third quarter of 2006, an additional liability of $175,000 was recorded, representing the difference between fair value as defined in FAS 123(R) at June 30, 2006, and the amount due to Mr. Taylor, which was calculated as the closing stock price of $14.02 at June 30, 2006, less the exercise price of $0.42.

The total amount recorded for SARs expense was $569,000 and $673,000 for the years ended December 31, 2006, and 2005, respectively.

There were no additional SARs issued during the year ended December 31, 2006, and no SARs were outstanding and exercisable at December 31, 2006.

(u)   Stock Based Compensation—We grant incentive and non-qualified stock options and had reserved 3,550,000 shares of common stock for issuance under our stock option plans, of which 684,712 remain authorized and available for grant. Options to purchase shares of our common stock have been granted to directors, officers and employees. The majority of the options granted become exercisable at the rate of 20% per year, and generally expire ten years after the date of grant.

On December 12, 2006,  at a special meeting of stockholders, stockholders owning approximately 65% of the outstanding stock of Thomas Group voted to approve the 2005 Omnibus Stock and Incentive Plan (“2005 Plan”) and the awards thereunder. This approval allowed 1,000,000 shares to become available for awards as options, SARs, restricted shares or performance awards. Under this plan, 650,000 restricted stock awards (the “Awards”) were initially granted to employees in 2005 with vesting occurring over a three to five year period, dependent on achieving various profit levels and market price per share. During the year ended December 31, 2006, an additional 50,000 restricted stock awards were granted to employees. The Awards automatically terminate and expire on the earlier of (i) the date on which all restricted shares have become vested shares, or (ii) the date the Holder’s full-time employment with us is terminated for any reason, and upon the date of such separation all restricted shares which have not previously vested will be permanently forfeited. The 2005 Plan will terminate on December 20, 2015. Shares are not delivered to the Holder until all restrictions on the shares have lapsed under the terms of the individual award.

Prior to October 1, 2005, we accounted for our stock option plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost was initially reflected in net income for the three or nine month periods ending September 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, as part of the restatement resulting from the Review of Stock Option Granting Procedures, the financial statements for the three and nine month periods ending September 30, 2005 now include amounts to reflect stock based employee compensation. Please see Note 19 to our Consolidated Financial Statements. Effective October 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” which revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” using the modified prospective application method. Under the modified prospective application method of adoption selected by us under the provisions of FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” compensation cost recognized in the nine months ended September 30, 2006, is the same as would have been recognized had the recognition provisions of FAS 123 been applied from our original effective date. Results for prior years have not been restated. The fair value of stock options were estimated at the date of grant using the Black-Scholes model and the restricted stock awards were estimated using the binomial lattice method. Both pricing models use a risk-free interest rate based on the U.S. 10-year Treasury Bond yield. Beginning in October 2005, with the adoption of FAS 123(R), the expected lives of stock options and grants are estimated using the term of the awards granted and historical experience. The expected lives of the restricted stock awards are based on the anticipated time to maturity of the individual awards, typically between one and five years. This information is summarized as follows:

	2006	2005	2004
Dividend yield	2%	3%	0%
Expected volatility	73%	65%	85%
Risk free interest rate	5%	4%	3%
Expected life (years)	5	5	5

The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005, and 2004, respectively, if the fair value based method had been applied to all outstanding and unvested awards.

	Year Ended December 31,
	2005	2004
	(Restated)	(Restated)
	In thousands of dollars
Net income, as reported	$6,723	$1,441
Add: Stock-based employee compensation expense	17	—
Deduct: Total stock-based compensation adjusted for stock option cancellations	(12)	(6)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(73)	(128)
Pro forma net income	$6,655	$1,307
Earnings (loss) per share
As reported:
Basic	$0.64	$0.15
Diluted	$0.63	$0.14
Pro forma:
Basic	$0.64	$0.14
Diluted	$0.62	$0.12

We recognized stock based compensation expense of $1.8 million, or $0.16 per diluted share,  and $0.7 million, or $0.06 per diluted share, for the years ended December 31, 2006, and 2005, respectively.

(v)   Recent Accounting Pronouncements—On November 10, 2005, the FASB issued Staff Position No. 123(R)-3 (“FSP 123R-3”), ‘‘Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” We elected not to adopt the alternative transition method provided in FSP 123R-3, which provides an alternative (and simplified) method to calculate the pool of excess income tax benefits upon the adoption of SFAS No. 123(R), and chose the transition method presented in FAS 123(R).

In January 2006, we adopted SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and SFAS No. 3 (“SFAS 154”). SFAS 154 requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. In addition, SFAS 154 requires a change in depreciation method to be accounted for as a change in estimate, not as a change in accounting principle as previously required by APB 20. However, a change in depreciation methods must continue to be justified by its preferability and related disclosures must be provided. We do not expect any material impact upon adoption of this pronouncement.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and requires disclosure for uncertain tax positions for which it is “reasonably possible” the amount of unrecognized tax benefits will change significantly within one year. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We must adopt FIN 48 in fiscal year 2007. We do not expect any material impact upon adoption of this pronouncement.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements and is effective for fiscal years ending after November 15, 2006. We do not expect any material impact upon adoption of this SEC ruling.

Note 2 Discontinued Operations

In the second quarter of 2005, we committed to an exit plan related to our wholly owned subsidiary in Switzerland. This action was taken in response to declining revenue and cash flows from the operations of this subsidiary during 2004 and 2005. All existing revenue contracts of this subsidiary were completed in the second quarter of 2004, and the subsidiary had no significant assets or operations. Selling efforts during 2004 and the first quarter of 2005 were unsuccessful and, as a result, management decided to liquidate the Swiss subsidiary. Approximately $178,000 was accrued for costs expected to be incurred during the last half of 2005 and was classified as a current liability at September 30, 2005, based on the expected completion date of the liquidation, and included in selling, general and administrative expenses for the second quarter of 2005. The accrual was comprised of $108,000 in compensation and benefits, $9,000 in losses on disposal of assets, $34,000 in legal and accounting costs and $27,000 in other administrative costs. During the year ended December 31, 2005, approximately $143,000 in cash was paid related to exit activities.

In December 2005, we liquidated the remaining investment in our Swiss subsidiaries and will have no significant continuing involvement in Switzerland. We eliminated the operations and cash flows of the Swiss subsidiaries from ongoing operations, and have presented the results of the Swiss subsidiaries as discontinued operations for all periods. We accrued approximately $165,000 for obligations as of

December 31, 2005. The accrual was comprised of $95,000 in compensation and benefits, $27,000 in legal and accounting costs and $43,000 in other administrative costs. For the year ended December 31, 2006, approximately $156,000 in cash was paid related to exit activities.

The presentation of all prior periods is revised to reflect the Swiss operations as discontinued operations.

	Discontinued Operations for the Year Ended
	2006	2005	2004
	(in thousands)
Assets to be disposed	$—	$1	$32
Liabilities to be disposed	$—	$83	$69
Revenues	$—	$—	$10
Gain/(loss) before income tax	$1	$(1,270)	$(937)
Net loss	$1	$(1,212)	$(893)
Earnings per share:
Basic	$—	$(0.12)	$(0.10)
Diluted	$—	$(0.12)	$(0.08)

Note 3 Financing Agreement and Liquidity

On December 15, 2006, we entered into a credit agreement with JPMorgan Chase Bank, N.A. This credit agreement forms the basis of a $5.5 million revolving line of credit maturing March 31, 2009. Interest on the outstanding amount under the credit facility is payable either quarterly or at the end of the applicable LIBOR interest period elected by the Company, at a rate equal to, at our option, either (i) the bank’s prime rate then currently in effect minus 1.5% or (ii) the LIBOR rate plus 1.25%. Our obligations under the credit facility are secured by a security interest in our accounts and related collateral as well as a security interest in our equity ownership of all subsidiaries. The credit agreement limits our ability to, among other things, make certain distributions and dividends, incur liens, dispose of our assets and consummate any merger, certain acquisitions and other business combination transactions. We are also required to meet certain financial covenants under the credit agreement, including maintaining a minimum tangible net worth as defined in the credit agreement.

Prior to August 31, 2006, and during 2005 and 2004, we utilized a $5.5 million revolving line of credit with Bank of America, N.A. During 2003, we utilized a credit facility with our former senior lender, Comerica Bank. Total interest expense under bank credit facilities was $0, $4,000 and $135,000 for 2006, 2005 and 2004, respectively. We incurred commitment fees on the unused portion of the credit facility in 2006, 2005 and 2004, totaling $13,000, $21,000 and $9,000, respectively, at an interest rate of 0.375%. The credit facility contained no provision for unused commitment fees in 2003.

Total interest expense for 2006 was $27,000, comprised of $14,000 related to our credit facility and $13,000 for interest on tax penalties related to the review of our historical stock option granting procedures.

Total interest expense for 2005 was $92,000, comprised of $25,000 related to bank debt and $60,000 for related party debt, and $7,000 to other parties.

Total interest expense for 2004 was $289,000, comprised of $143,000 related to bank debt and $145,000 for related party debt, and $1,000 to other parties.

For the year ended December 31, 2006, we had no borrowings or repayments on our current or former credit facility and we had no outstanding balance on our current credit facility as of December 31, 2006. At December 31, 2005 and 2004, the outstanding balance on the former line of credit was $0 and

$0.4 million, respectively, classified as a current liability, and we were in compliance with all of our debt covenants.

Note 4 Other Assets

	December 31,
	2006	2005
	In thousands of dollars
Prepaid expenses	$223	$246
Current receivables	88	16
Income tax receivable	53	50
Investment in Texas Stadium Suite, net of accumulated amortization	38	57
	402	369
Less current portion	(333)	(282)
	$69	$87

Note 5 Property and Equipment

	December 31,
	2006	2005
	In thousands of dollars
Equipment	$972	$875
Furniture and fixtures	561	561
Leasehold improvements	910	747
Computer software	317	110
	2,760	2,293
Less accumulated depreciation and amortization	(2,144)	(1,800)
	$616	$493

During the year ended December 31, 2005, we identified approximately $6.0 million in fixed assets with related accumulated depreciation of approximately $6.0 million, which were no longer utilized. We recorded a loss of $73,706 upon disposal of these assets. Also during the year, we purchased all our equipment being leased under capital leases, resulting in a gain of $800.

Depreciation from equipment under capital leases totaled $0, $7,000, and $6,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Note 6 Accounts Payable and Accrued Liabilities

	December 31,
	2006	2005
	In thousands of dollars
Accounts payable trade	$471	$358
Accrued travel	495	436
Other accrued liabilities	645	475
	$1,611	$1,269

Note 7 Accrued Wages and Benefits

	December 31,
	2006	2005
	In thousands of dollars
Accrued salaries and benefits	$454	$336
Stock appreciation rights	—	782
Accrued bonuses and sales commissions	1,435	1,208
	$1,889	$2,326

Note 8 Other Long-Term Obligations

	December 31,
	2006	2005
	In thousands of dollars
Dividends on unvested restricted stock	$19	$—
Sublease obligations	—	413
Deferred rent	84	—
	103	413
Less current portion	—	(139)
	$103	$274

Note 9 Income Taxes

The domestic and foreign source components of income (loss) from continuing operations before taxes are as follows:

	Year Ended December 31,
	2006	2005	2004
	In thousands of dollars
Domestic sources	$14,685	$8,480	$(11,459)
Foreign sources	584	(224)	13,793
	$15,269	$8,256	$2,334

In 2004, $13.7 million of intercompany bad debt from our foreign subsidiaries in Asia was recorded on the books of the United States parent company. Conversely, $13.7 million of debt forgiveness income was recorded by the respective subsidiaries in Asia. No taxes are owed as a result of the debt forgiveness income due to net operating loss carryforwards in the Asia subsidiaries which offset the income in 2004.

The reconciliation of income tax from continuing operations computed at the United States federal statutory tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2006	2005	2004
	In thousands of dollars
Income taxes at statutory rate	$5,192	$2,819	$805
Effect on taxes resulting from:
State taxes	385	87	68
Utilization of federal and foreign net operating losses, less benefit received	(199)	(2,811)	(734)
Unbenefitted losses of foreign subsidiary	—	76	—
Effect of United States and foreign minimum taxes	—	(119)	(11)
United States federal tax refund	—	—	(34)
Change in valuation allowance	(1,763)	—	—
Non-deductible compensation and other	149	259	(115)
Income tax expense (benefit)	$3,764	$311	$(21)

Federal, state and foreign income tax expense (benefit) from continuing operations consists of the following:

	Year Ended December 31,
	2006	2005	2004
	In thousands of dollars
Current tax expense (benefit):
Federal	$5,051	220	$(102)
State	584	88	70
Foreign	—	3	11
	$5,635	$311	$(21)
Deferred tax expense (benefit):
Federal	(1,731)	—	—
State	(140)	—	—
	(1,871)	—	—
	$3,764	$311	$(21)

Significant components of our net deferred tax assets (liabilities) for federal and state income taxes are as follows:

	December 31,
	2006	2005
	In thousands of dollars
Deferred tax assets:
Current:
Accrued expenses	$177	$340
Allowance for doubtful accounts	15	47
Net operation loss carryforwards	59	—
Deferred compensation	326	—
Valuation allowance	—	(387)
Net current deferred tax asset	577	—
Non-current:
Accrued expenses	57	48
Minimum tax credit carryforward	197	105
Net operating loss carryforward	1,081	1,234
Deferred compensation	76	105
Valuation allowance	(117)	(1,492)
	1,294	—
Total deferred tax assets	1,871	—
Deferred tax liabilities	—	—
Net deferred tax asset	$1,871	$—

At December 31, 2006, we had $2.9 million of United States federal net operating loss carryforwards. These carry forwards are subject to a $0.2 million Section 382 annual limitation expiring 2022. At December 31, 2006, we had approximately $2.4 million of state net operating loss carryovers, expiring at various times.

At December 31, 2005, we had $3.1 million of United States federal net operating loss carryforwards. These carry forwards are subject to a $0.2 million Section 382 annual limitation expiring 2022. At December 31, 2005, we had approximately $1.1 million of state net operating loss carryovers, expiring at various times. Due to liquidation proceedings related to our Asia and Europe subsidiaries, foreign net operating losses of $0.7 million and $2.5 million, respectively, were forfeited.

At December 31, 2004, we had $11.4 million of United States federal net operating loss carryforwards, of which $3.3 million was subject to a $0.2 million Section 382 annual limitation. At December 31, 2004, we had approximately $9.2 million of state net operating loss carryovers, expiring at various times. We also had approximately $3.2 million in foreign net operating loss carryovers at December 31, 2004 of which $0.7 million were in Asian subsidiaries and $2.5 million were in European subsidiaries. Due to liquidation proceedings and operating losses in these subsidiaries, the foreign net operating losses will be forfeited, and therefore no deferred tax asset was established for the foreign NOLs.

Beginning in 2001, we had provided a valuation allowance for the full amount of our net deferred tax assets. During the three months ended March 31, 2006, we determined the future sources of taxable income, the reversing of temporary differences and other tax planning strategies will be sufficient to realize certain components of our deferred tax asset. Therefore, approximately $0.3 million of the deferred tax asset valuation allowance was removed during the three months ended March 31, 2006. Although our statutory tax rate is approximately 38%, the removal of this portion of our deferred tax asset valuation allowance reduced income tax expense by 10 percentage points, resulting in an effective tax rate of 28% for the quarter ended March 31, 2006.

At December 31, 2006, after further evaluation of operating results of the most recent three-year period and comparison of all positive and negative evidence, we determined that a valuation allowance was only appropriate on approximately $117,000 of the NOL carryforward, due to annual limitations under Section 382. Therefore, we removed $1.5 million of the valuation allowance, which decreased income tax expense and increased assets.

Note 10 Employee Benefit Plans

We sponsor a 401(k) retirement plan. We may match a portion of the participants’ contributions or make profit-sharing contributions. Participants vest in our contributions ratably over five years and may join immediately. Matching contributions were $919,000, $739,000 and $535,000 for the years ending December 31, 2006, 2005, and 2004, respectively.

Note 11 Commitments and Contingencies

Operating lease commitments

We lease office space and various types of office equipment under non-cancelable operating leases. Rent expense related to these operating leases totaled $1.7 million in 2006, $1.5 million in 2005, and $1.0 million for 2004.

In June 2006, we entered into a new lease agreement expanding our current office space in Irving, Texas. The new lease agreement became effective September 1, 2006, and expires on March 31, 2012. Minimum lease payments required under non-cancelable operating lease arrangements subsequent to December 31, 2006, are as follows:

Operating Leases
In thousands of dollars
2007	$1,298
2008	880
2009	666
2010	530
2011	551
Thereafter	138
Total minimum lease payments	$4,063

Sublease losses

During June 2006, we terminated a portion of our Troy, Michigan office lease and our related sublease agreement resulting in a gain of $16,000.

On August 1, 2006, we learned the subtenant of our Reston, Virginia office had filed bankruptcy under Chapter 7 of the U.S. Bankruptcy code on July 31, 2006. On September 28, 2006, we signed an occupancy agreement with the bankruptcy trustee. The terms provide rent payments by the bankruptcy trustee at approximately the same monthly rate as the subtenant previously paid through December 31, 2006. As of January 1, 2007, the subtenant no longer occupies our office space. We will actively use the space to supplement our office space needs through the end of the lease agreement ending October 31, 2007. The remaining rent reserve balance of approximately $96,000 will be amortized ratably against rent expense until the expiration of the lease.

Contingencies

On January 3, 2007, the Compensation and Corporate Governance Committee of our Board of Directors granted a one-time cash award of $300,000 to Mr. Terry D. Stinson, President—Commercial Operations. This award was granted in recognition of Mr. Stinson’s past and continuing efforts to grow our commercial sector business. The payment of such award will be made on July 2, 2007 if, at the close of business on June 30, 2007, Mr. Stinson has been continuously employed by us since January 4, 2007.

In 2002, we filed for insolvency of our wholly-owned subsidiary headquartered in Frankfurt, Germany and in 2005, we filed for insolvency of our wholly-owned subsidiary in Switzerland. During 2005, a suit was filed against our subsidiary in Switzerland by the German insolvency administrator to recover approximately $0.3 million related to an intercompany receivable between the two entities. Due to the insolvency of the Swiss entity, the suit was dismissed. We believe any future legal action related to the closure of our German and Swiss subsidiaries would not have a material impact on our financial position, results of operations or cash flows in future years.

We have self reported the internal investigation into our historical stock option practices and related restatement to the Securities and Exchange Commission and intend to cooperate with any informational or other requests from the SEC. We have become subject to various claims and other legal matters, such as collection matters initiated by the Company, in the course of conducting our business. We believe neither such claims and other legal matters nor the cost of prosecuting and/or defending such claims and other legal matters will have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

Note 12 Geographic and Major Customer Information

Geographical Information

We provide services within one industry segment. During 2006, 2005, and 2004, we conducted business primarily in North America, and had limited operations in Europe and Asia/Pacific. In the fourth quarter of 2005, we liquidated our remaining interest in our operations located in Switzerland and revised the presentation of our financial results to reflect the discontinued operations. The geographical revenue and long-lived asset information below has been restated to reflect this change:

	North America	Europe	Asia/Pacific	Total
	In thousands
Year ended December 31, 2006:
Revenue	$59,407	—	$71	$59,478
Income/(loss) from continuing operations before income taxes	15,422	—	(153)	15,269
Long-lived assets	685	—	—	685
Year ended December 31, 2005:
Revenue	$43,033	—	$29	$43,062
Income (loss) from continuing operations before income taxes	$8,480	—	$(224)	$8,256
Long-lived assets	$580	—	—	$580
Year ended December 31, 2004:
Revenue	$28,930	—	$1,090	$30,020
Income (loss) from continuing operations before income taxes	$(11,480)	—	$13,793	$2,313
Long-lived assets	$804	—	$7	$811

Major Customer Information

During 2006, one client accounted for approximately $29.1 million or 50% of North America revenues and another client accounted for approximately $24.8 million or 42% of North America revenues. One client accounted for approximately $67,000 or 94% of Asia/Pacific 2006 revenues.

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

There were no other clients from whom revenue exceeded 10% of any one geographical region’s revenues in the years ended December 31, 2006, 2005, and 2004.

Note 13 Related Party Transactions

In 2002, we issued two promissory notes totaling $1.4 million to our current Chairman of the Board, General John T. Chain, Jr. The notes were subordinated to our senior lender and matured in 2006. On February 7, 2005, we signed an amendment to our credit facility with Bank of America, N.A. allowing, but not requiring, us to make regularly scheduled principal payments of $0.1 million each month against our subordinated debt to General Chain provided we were not in default on any agreement with Bank of America, N.A. We made five payments of $0.1 million each, reducing the subordinated debt balance to $0.9 million. On May 7, 2005, we signed an amendment to the credit facility releasing the prohibition against repayment of subordinated debt. On June 9, 2005, we repaid the remaining $0.9 million balance, including unpaid interest, of our then outstanding subordinated debt to Chain. Interest payments related to the subordinated debt were $112,508 and $141,520 in 2005 and 2004, respectively.

A family member of James T. Taylor, our Chief Executive Officer and President, performed advertising and marketing services during 2006, 2005 and 2004 for the Company. Fees and expenses paid for these services were approximately $13,000, $32,300, and $4,600 for 2006, 2005, and 2004, respectively.

On February 14, 2005, Mr. Edward P. Evans, a director of the Company, exercised his outstanding warrants in full. We received the purchase price of $130,470 and on February 23, 2005, we issued 434,899 shares of unregistered common stock to Mr. Evans.

On February 16, 2005, General John T. Chain, Jr., Chairman of the Board, exercised his outstanding warrants in full. We received the purchase price of $130,470 and on February 23, 2005, we issued 434,899 shares of unregistered common stock to General Chain.

On December 31, 2004, John R. Hamann, former CEO of the Company, exercised stock options for 97,399 shares of common stock. We received the purchase price of $36,038 and on January 4, 2005, we issued 97,399 shares of registered common stock to Mr. Hamann.

On February 19, 2004, we entered into a consulting agreement with our former Asia region president, Mr. G. Toby Marion. Effective May 1, 2004, we agreed to pay $408,750, payable in nine installments of $43,750 per month beginning May 31, 2004 and one installment of $15,000 payable in January 2005. Mr. Marion agreed to consult and advise the Company on doing business in Asia. This agreement expired January 31, 2005. Non-compete and other covenants were re-affirmed and carried into the consulting agreement. Under the terms of the agreement, we paid $47,813 during 2005 and $393,750 during 2004.

On January 12, 2004, we entered into a separation agreement with John R. Hamann, former CEO of the Company. As part of the separation agreement between us and Mr. Hamann, the expiration date of his 329,683 outstanding options was extended to January 12, 2005, which created a new stock option issuance under generally accepted accounting principles. Under the new issuance, Mr. Hamann exercised 129,683 options during 2004. We issued 32,284 shares of common stock during 2004 related to these exercises. The remaining 97,399 shares were issued on January 4, 2005, based on an exercise date of December 31, 2004. The remaining 200,000 options expired on January 12, 2005, due to their exercise price exceeding market value.

On December 31, 2003, we entered into a consulting agreement with our former Chief Executive Officer, John R. Hamann. Effective January 13, 2004, we agreed to pay a total of $450,000 to Mr. Hamann in return for his services as an advisor to the Chairman of the Board and seeking out new business for the Company. Monthly payments of $37,500 were made until expiration of this agreement on January 12, 2005. In addition, we agreed to pay Mr. Hamann a commission of five percent of the value on any new U.S. commercial business for the Company from clients identified by Mr. Hamann prior to January 13, 2005, and which led to business under contract prior to July 13, 2005. Non-compete and other covenants were re-affirmed and carried into the consulting agreement. Under the terms of the agreement, we paid $13,846 and $436,154 for consulting services and $0 for commissions during 2005 and 2004, respectively.

On December 17, 2003, we entered into settlement and consulting agreements with a former employee to provide services with regards to the Asian marketplace. We paid a total of $0 and $184,640 during 2005 and 2004, respectively.

On July 1, 2003, we entered into a consulting agreement with our Chairman, General John T. Chain, Jr. Under the terms of the contract, General Chain received $100,000 annually, in quarterly installments, in return for his services with regards to sales, marketing and financial strategies. The agreement expired June 30, 2005. We made payments under this agreement totaling $50,000 and $150,000 during 2005 and 2004, respectively.

Effective April 8, 2003, we entered into a Stock Appreciation Rights (“SAR”) agreement with John R. Hamann, former CEO of the Company. Mr. Hamann’s agreement granted him 170,317 SARs at a price of $0.42 per SAR. The SARs were exercisable in full or in part immediately upon grant and entitled Mr. Hamann to a cash payment equal to the fair market value, as defined in the agreement, of a share of common stock the Company over $0.42 per share. In the third quarter of 2004, Mr. Hamann exercised 42,400 SARs, for which we paid approximately $46,000. On December 31, 2004, Mr. Hamann exercised his remaining 127,917 SARs, for which we paid approximately $144,000 on January 4, 2005, in accordance with the SARs agreement.

Note 14 Stock Based Awards

Options

A summary of the status of our stock options to employees as of December 31, 2006, 2005, and 2004 and changes in the years then ended is presented below.

	2006		2005		2004
Common Option Shares	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	424,703	$4.74	936,516	$6.24	1,277,817	$4.93
Adjustments	411,865	8.48	200	6.47	—	—
Exercised	(400,045)	3.75	(100)	0.94	(229,683)	0.38
Forfeited	(80,275)	9.45	(511,913)	7.49	(111,618)	3.29
Outstanding at end of year	356,248	$9.12	424,703	$4.74	936,516	$6.24
Options exercisable at year-end	356,248	$9.12	424,703	$4.74	804,929	$6.13
Weighted average grant-date fair value of options granted		$—		$—		$—

The following table summarizes information about stock options outstanding at December 31, 2006.

	Common Options	Options Outstanding and Exercisable
Exercise Price	Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.48 - 7.75	15,994	5.22	$1.00
8.63 - 9.44	254,772	1.30	9.18
9.50 - 12.88	85,482	2.05	11.87
$0.48 - 12.88	356,248	1.66	$9.12

The excess of market price over the exercise price was approximately $2.1 million for stock options outstanding and exercisable as of December 31, 2006. The market price over exercise price for stock options exercised in 2006 was approximately $2.3 million.

The excess of market price over the exercise price was approximately $1.7 million for stock options outstanding and exercisable as of December 31, 2005. The market price over exercise price for stock options exercised in 2005 was approximately $406,000.

The amount of cash received from the exercise of stock options during 2006 was approximately $412,000. The amount of cash received from the exercise of stock options during 2005 was approximately $94,000.

Changes in our outstanding non-vested options during 2006 and 2005 were as follows:

	Shares	Weighted Average Exercise Price
Non-vested options at the December 31, 2004	131,587	$6.94
Adjustments	200	6.47
Granted	—	—
Vested	(26,787)	(1.59)
Forfeited	(105,000)	(8.29)
Non-vested options at December 31, 2005	—	$—
Adjustments	26,556	—
Granted	—	—
Vested	(26,556)
Forfeited	—	—
Non vested options at December 31, 2006	—	$—

Restricted Stock

Under the 2005 Omnibus Stock and Incentive Plan, we are able to grant restricted stock. In 2006, we granted 50,000 performance awards to employees under this plan. In 2005, we granted 350,000 performance awards and 300,000 market awards to employees under this plan. The performance awards vest over 3 years and the market awards become available and vest over 5 years. The fair value of the performance awards is the excess of market price at grant date over the exercise price, of which is zero. The fair value of the market awards was determined using a binomial lattice method. Shares are not delivered to the holder until all restrictions on the shares have lapsed under the terms of the individual award.

The awards are summarized below:

	2006		2005
Restricted Stock	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding grants at beginning of year	650,000	$0.00	—	$—
Granted during year	50,000	0.00	650,000	0.00
Outstanding grants at end of year	700,000	$0.00	650,000	$0.00
Restricted stock exercisable at year-end	—	$—	—	$—
Weighted average grant-date fair value of restricted stock granted		$10.15		$7.71

A summary of the status of the Company’s restricted stock awards to employees for the year ended December 31, 2006 is presented below:

	Fully Restricted(1)	Available(2)	Vested(3)	Total
Outstanding grants at January 1, 2006	650,000	—	—	650,000
Change in restricted status	(100,000)	100,000	—	—
Awards	50,000	—	—	50,000
Forfeitures	—	—	—	—
Outstanding grants at December 31, 2006	600,000	100,000	—	700,000

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

Warrants

During 2002, we issued stock warrants to two stockholders and to our then senior lender. All warrants held by our stockholders were exercised in February 2005. The warrant held by our former senior lender was cancelled in September 2005 upon repurchase by us (See Note 1(f)). The warrants were exercisable upon issuance and expired five years after date of issuance. Changes in our outstanding warrants were as follows:

	2006		2005		2004
Warrants	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	—	—	$0.30	1,267,241	1,317,241	$0.64
Exercised	—	—	(0.30)	(869,798)	—	—
Cancelled	—	—	(0.30)	(397,443)	(50,000)	(9.13)
Expired
Outstanding at end of year	—	—	$—	—	1,267,241	$0.30
Warrants exercisable at year-end	—	—	—	—	1,267,241	$0.30
Weighted average grant-date fair value of warrants granted			$—			$—

There were no outstanding warrants at December 31, 2006 or 2005.

The total cash received from the exercise of warrants during 2005 was approximately $261,000.

Stock Appreciation Rights

Effective April 8, 2003, we entered into two Stock Appreciation Rights (“SARs”) agreements with John R. Haman, former CEO of the Company, and James T. Taylor, current CEO of the Company (See Note 1(t)). Changes in our outstanding SARs were as follows:

	2006		2005		2004
SARs	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
Outstanding at beginning of year	99,351	$0.42	99,351	$0.42	269,668	$0.42
Granted	—	—	—	—	—	—
Exercised	(99,351)	$0.42	—	—	(170,317)	0.42
Outstanding at end of year	—	—	99,351	$0.42	99,351	0.42
SARs exercisable at year-end	—	$—	99,351	$—	99,351	$0.42
Weighted average grant-date fair value of SARs granted		$—		$—		$—

All outstanding SARs were exercised in 2006. There were no SARs exercised in 2005.

Note 15 Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2006	2005	2004
	In thousands of dollars
Interest paid	$17	$145	$301
Income taxes paid	$4,591	$202	$171
Other non-cash financing activities:
Dividends declared	$3,283	$533	$—

Note 16 Subsequent Events

On March 15, 2007, our Board of Directors declared a $0.10 per share dividend, with a record date of March 30, 2007 to be paid April 13, 2007.

Note 17 Valuation and Qualifying Accounts

The following table summarizes the activity of the allowance for doubtful accounts and the deferred tax asset valuation allowance:

	Year Ended December 31,
	2006	2005	2004
	In thousands of dollars
Allowance for doubtful accounts:
Beginning balance	$137	$114	$45
Additions to expense	—	92	69
Reductions of allowance	—	(69)	—
Ending balance	$137	$137	$114
Deferred tax asset valuation allowance:
Beginning balance	$1,880	$4,685	$4,507
Additions to valuation allowance		—	178
Reductions of valuation allowance	(1,763)	(2,805)	—
Ending balance	$117	$1,880	$4,685

Note 18 Selected Quarterly Financial Data (Unaudited)

	2006
	For the Three Months Ended
	Mar. 31 (Restated)	June 30 (Restated)	Sept. 30 (Restated)	Dec. 31
	In thousands, except per share data
Revenue	$13,296	$15,570	$15,859	$14,753
Gross profit	6,398	8,428	8,732	7,949
Operating income from continuing operations	2,962	4,047	4,352	3,546
Net income	2,176	2,544	2,976	3,810
Earnings per share
Basic	$0.20	$0.24	$0.27	$0.35
Diluted	$0.20	$0.23	$0.27	$0.34
Weighted average shares
Basic	10,667	10,722	10,921	10,994
Diluted	10,880	10,978	11,084	11,176

	2005
	For the Three Months Ended
	Mar. 31 (Restated)	June 30 (Restated)	Sept. 30 (Restated)	Dec. 31 (Restated)
	In thousands, except per share data
Revenue	$7,908	$11,668	$11,786	$11,700
Gross profit	3,670	6,826	6,553	5,377
Operating income from continuing operations	6	3,547	2,721	1,995
Net income (loss)	(134)	3,127	2,654	1,076
Earnings (loss) per share
Basic	$(0.01)	$0.29	$0.25	$0.10
Diluted	$(0.01)	$0.29	$0.25	$0.10
Weighted average shares
Basic	10,077	10,655	10,655	10,655
Diluted	10,077	10,952	10,784	10,810

Note 19 Review of Stock Option Grant Practices

As previously announced on February 2, 2007, our Board of Directors, with concurrence and oversight by our Audit Committee, which is comprised solely of independent directors, initiated a review of our historical stock option practices and related accounting during the period 1988 to 2006. This voluntary review was initiated in connection with our assessment of our historical capitalization documentation and not in response to any specific concerns from within Thomas Group about option practices or any inquiry from the Securities and Exchange Commission or any other regulatory agency. The review was conducted with the assistance of our outside legal counsel and specially-retained forensic accountants. Based on the preliminary findings of this review, on March 15, 2007, our Board of Directors, Audit Committee and management concluded that we would need to restate our financial statements and related footnote disclosures for fiscal years ending December 31, 2002 through 2005 and the first three quarters of the 2006 fiscal year. The Audit Committee and the Board of Directors further concluded on March 15, 2007 that our previously issued financial statements and related auditors’ reports for the years 2002 through 2005, and previously issued financial statements for the first three quarters of 2006, should no longer be relied upon.

The investigation has now been completed and our Board of Directors received a report on the results of that investigation on March 30, 2007 from our outside counsel and specially-retained forensic accountants. At that time, such counsel and accountants also submitted recommendations for proposed remedial measures to the Board, which are outlined below. Those proposals did not include any remedial measures pertaining to our directors or senior management team. Except as noted below, those recommendations are now being reviewed by the Board for possible implementation. After consideration of the report, the Board affirmed its confidence in our senior management team and their continued ability to sign certifications with respect to our periodic SEC reports and our financial statements. We have self reported the internal investigation and the restatement to the Securities and Exchange Commission and intend to cooperate with any informational or other requests from the SEC.

During the course of the investigation, the investigation team reviewed available electronic and hard copy documentation and conducted interviews of selected current and former officers, directors and employees.

The following background pertaining to our historical stock option grant practices was confirmed through the investigation.

From our initial public offering in August 1993 to January 2003, our historical stock option granting process has generally reflected a lack of either Board or Compensation Committee authorization for specific option grants, although a few instances exist where our Board or Compensation Committee took appropriate granting action under Delaware law and our option plans. Instead, from August 1993 to January 2003, we ran a CEO-centric option granting process with additional participation by the President from time to time and with minimal oversight by either our Board or Compensation Committee—particularly with respect to grants to rank and file employees. Our current and former Board members who were interviewed generally recalled periodic discussions concerning option grants to senior executives and directors, but, except for the instances noted above, there is a general lack of confirmatory written evidence in our records that would evidence these discussions. We last issued stock options in January 2003.

Our CEOs and/or Presidents through January 2003 thought they had the apparent authority to grant options. Although the investigation discovered 1992 Board resolutions purporting to delegate authority to the CEO and President to grant stock options, it does not appear from the investigation that the CEOs and/or Presidents acted pursuant to such delegation but instead acted based on their perceived apparent authority resulting from their positions as senior officers of Thomas Group.

During the review period, we granted options under the following circumstances: (i) grants to new employees at or near start dates;(ii) grants as part of an annual review process; (iii) grants to employees on their fifth and tenth year anniversaries; (iv) grants that were awarded to a key group of officers and employees; (v) grants made in connection with business developed through the Company’s CEO center; (vi) periodic grants to directors for Board service; and (vii) grants made periodically to employees for other reasons. Documents identified pursuant to which CEOs prior to 2003 made option grants include notices of grant awards, stock option agreements, memos, notes and emails directing employees to document the granting of stock options.

Based on our historical process deficiencies noted above, we have concluded that we will be required to adjust the accounting measurement dates for certain of our stock option grants as more fully discussed below. In addition to the process deficiencies noted above that allowed grants to be made without proper stock option plan or Delaware statutory approval, our investigation also identified some evidence that could be construed as manipulative for certain option grants and option exercises, including the following:(i) evidence of possible rearward selection of certain grant dates and exercise prices, including due to administrative delays in initiation and/or finalization of stock option terms; (ii) the use of an incorrect calculation to determine exercise prices under two of our stock option plans; (iii) evidence of the extension of expiration dates of certain stock option grants not properly accounted for; (iv) evidence that a limited number of rank and file employees were allowed to exercise options after expiration dates and (v) evidence of the possible rearward selection of an exercise date in one case. Notwithstanding the foregoing, the investigation team concluded that the totality of the information obtained and reviewed does not indicate that (i) stock option grants were intentionally back-dated on a widespread basis in order to obtain more favorable pricing for directors, officers or employees or (ii) option exercises were intentionally manipulated on a widespread basis. The investigation team also concluded that our internal control over financial reporting and our legal processes in connection with stock option grants and exercises have been ineffective.

In connection with the investigation, the investigation team has made the following recommendations with respect to proposed remedial measures: (i) establish modified accounting measurement dates for option grants not properly authorized by either Board or Compensation Committee resolutions, which we did in connection with the restatement; (ii) in order to correct the lack of complete legal documentation, adopt resolutions ratifying all prior option grants that may not have been previously authorized by specific Board or Compensation Committee resolutions, which resolutions were adopted by the Board on March 30, 2007; (iii) adopt and document an effective system of internal control over financial reporting that govern our stock option granting and/or other equity award processes; and (iv) adopt written equity granting practices and procedures that provide for option grants or other equity awards only by our Compensation Committee, consisting of outside independent directors, and that equity awards be made only on a quarterly basis during a meeting of the Compensation Committee.

Based upon the results of the investigation, we have determined that we will establish an accounting measurement date for each grant in accordance with the earliest evidence that the recipient of the grant as well as the number of shares subject to such award were set with finality as described in more detail below. We have also concluded that, on balance, our process deficiencies and lack of historical documentation of certain stock option grants should not preclude us from concluding, from an accounting perspective, that such options had been properly granted or that such stock options should be accounted for on a date other than the purported date of grant reflected in our stock option administration software. For stock option grants that were not otherwise evidenced by specific Board or Compensation Committee action, we have determined that it is appropriate to rely upon ancillary documentation that was found in our files and records, when such documentation confirms stock options had been granted.This conclusion is supported by Hein & Associates, our independent public accounting firm. This conclusion is also supported by the SEC’s published September 2006 guidance, which generally indicates that the accounting for stock options may depend on the facts and circumstances surrounding a company’s stock option grant practices when definitive documentation is not available.

In conducting the review of our stock option practices, the investigation team reviewed all available documentation, including but not limited to corporate minute books, Board of Directors’ packages, employment offer letters, employment agreements, notices of stock option grants, stock option agreements and personnel files. We have focused on the identified documentation and other evidence that may support a determination that a stock option grant was awarded with finality, even if such documentation is not sufficient to otherwise support a conclusion that all necessary legal steps have been taken to authorize such an award. In particular, we have focused on correspondence or agreements with employees that indicate the employees knew stock option awards were outstanding. We have also relied upon internal documents that indicate we recognized the awards were outstanding. Where ancillary documentation exists for a stock option grant and is dated, we have determined to use the date of earliest supporting documentation in establishing a revised measurement date. We have used the following documents in establishing revised measurement dates:

•       Offer letters

•       Notices of grant awards

•       Section 16 filings

•       Stock option grant lists

•       Company worksheets prepared to support earnings per share calculations

•       Other correspondence to employees recognizing existence of outstanding stock option grants

•       Director and officer questionnaires listing outstanding stock option grants

In connection with the investigation, our Board of Directors, with the approval of our Audit Committee, has determined that the cumulative non-cash stock-based compensation expense adjustment was material and that our consolidated financial statements for each of the first three quarters of fiscal year ended December 31, 2006, each of the quarters in the fiscal year ended December 31, 2005 and the fiscal years ended December 31, 2005 and 2004 as well as the selected consolidated financial data for the fiscal years ended December 31, 2003 and 2002 should be restated to record additional stock-based compensation expense resulting from stock options granted during 1993 to 2003 that were incorrectly accounted for under GAAP, and related income tax effects.

We also analyzed the impact of our investigation related to Internal Revenue Code Section 162(m), which provides for a $1 million tax deduction cap on compensation awarded to certain top executives that is not considered performance-based. After completing our analysis, we determined that Section 162(m) may apply to option exercises in 2006 for 180,649 shares held by James T. Taylor, our CEO, which, when combined with other applicable employee remuneration, will be limited to a tax deduction of $1 million in 2006. We estimate the non-deductible amount for 2006 to be approximately $654,000, which will result in increased taxes of approximately $241,000.

We have determined that the cumulative, pre-tax, non-cash stock-based compensation expense resulting from revised measurement dates was approximately $2.1 million during the period from our initial public offering in August 1993 through December 31, 2006. The adjustments relate to options covering approximately 1.9 million shares. We recorded additional stock-based compensation expense of $5,532, $48,567 and $53,722 for the fiscal years ended December 31, 2006, 2005 and 2004, respectively, and $2.0 million for fiscal years ending prior to fiscal 2002. Previously reported total revenues were not impacted by our restatement. The table below reflects the cumulative effect on our stockholders’ equity during the period from our initial public offering in August 1993 through December 31, 2006 (in thousands):

Decrease in cumulative net income and retained earnings:
Stock-based compensation expense	$(2,119)
Estimated tax related penalties and interest on underpayment deficiencies	(101)
Decrease in pretax profit	(2,220)
Income tax benefit, net	111
Decrease in cumulative net income and retained earnings		$(2,109)
Increase to additional paid-in capital:
Stock-based compensation expense	2,119
Increase in additional paid-in capital		2,119
Increase in stockholders’ equity at December 31, 2006		$10

The table below reflects the breakdown by year of the cumulative adjustment to retained earnings. Our consolidated financial statements included in previously filed periodic reports with the SEC for such periods have not been amended. The consolidated financial statements included in this Annual Report on Form 10-K have been restated.(in thousands)

	Stock-based compensation expense	Estimated taxes, Interest and penalties(1)	Income tax benefit, net	Total adjustments
Years ended December 31,
1993	$(84)	$—	$—	$(84)
1994	(187)	—	—	(187)
1995	(362)	—	—	(362)
1996	(326)	—	—	(326)
1997	(196)	—	—	(196)
1998	(312)	—	—	(312)
1999	(29)	—	—	(29)
2000	(225)	—	—	(225)
2001	(170)	—	—	(170)
Cumulative effect at December 31, 2001	(1,891)	—	—	(1,891)

	Net income (loss) as reported					Net income (loss) As restated
Years ended December 31,
2002	$(7,718)	(49)	—	11	(38)	$(7,756)
2003	$712	(71)	—	26	(45)	$667
2004	$1,475	(54)	—	20	(34)	$1,441
2005	$6,752	(49)	—	20	(29)	$6,723
2006		(5)	(101)	34	(72)
Cumulative effect at December 31, 2006		$(2,119)	$(101)	$111	$(2,109)

(1)          Estimated taxes, interest and penalties on stock options for which a revised measurement date resulted in a non-qualified, or discounted stock option.

In connection with the restatement of our consolidated financial statements discussed above, we assessed the impact of the findings of our internal investigation into our historical stock option grant practices and other tax matters on our reported income tax benefits and deductions, including income tax deductions previously taken for cash and stock-based executive compensation under the provisions of Section 162(m). In connection with that assessment, we determined that no adjustments were required to our (i) income tax expense previously reported in our Consolidated Statements of Income; (ii) tax benefits on stock option exercises previously reported in our Consolidated Statements of Cash Flows and Consolidated Statement of Changes in Stockholders’ Equity or (iii) deferred tax assets previously reported in our Consolidated Balance Sheets.

We have recorded $101,230 of income tax benefit in our Consolidated Statements of Income for the year ended December 31, 2006 and in our Consolidated Balance Sheets at December 31, 2006 to recognize deferred income tax assets on stock-based compensation relating to unexercised stock options. This amount is not included in the tables above because it is a fourth quarter 2006 estimate, and not part of the restatement.

Section 409A of the Internal Revenue Code (“Section 409A”) provides that option holders with options granted with a below-market exercise price, to the extent the options were not vested as of December 31, 2004, may be subject to adverse Federal income tax consequences. Holders of these options will likely be required to recognize taxable income at the date of vesting for those options vesting after December 31, 2004, rather than upon exercise, on the difference between the amount of the fair market value of our common stock on the date of vesting and the exercise price, plus an additional 20 percent penalty tax and interest on any income tax to be paid. To the extent this process is available to affected employees, we have decided to follow the IRS Settlement Offer issued in February 2007 to pay penalty and interest to the IRS on behalf of the employees and potentially gross-up employees for tax costs. The IRS offer only applies to option exercises by rank and file employees in 2006.

Certain grants of stock options made during the period under investigation were priced below fair market value, rather than at fair market value. Consequently, certain grants intended to be classified as ISOs, requiring pricing at no less than fair market value on the date of grant, should have been classified as nonqualified stock options, or NQs. Given the significant differences in the tax treatment between ISOs and NQs, we underreported or underwithheld certain payroll taxes for those options which were exercised during the period through 2006. We have recorded certain tax liabilities related to these issues in the period of exercise with related penalties and interest charged in subsequent periods, except for periods closed by the statute of limitations where no liability is recorded. We intend to pursue a negotiated settlement with the IRS as soon as practicable; however, there can be no assurance that we will settle these issues for amounts consistent with the estimated liabilities we have recorded. In the aggregate, the financial impact of these tax errors was approximately $0.1 million and are included in the adjustment.