Form 10-Q
period 2007-03-31
THOMAS GROUP INC
filed 2007-05-15
CIK 900017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31,  2007

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

As of May 7, 2007 there were 10,939,242 shares of the registrant’s common stock outstanding.

THOMAS GROUP, INC.

ITEM 1—FINANCIAL STATEMENTS

THOMAS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$12,579	$8,484
Trade accounts receivable, net of allowance of $137 at March 31, 2007 and December 31, 2006, respectively	9,022	12,318
Unbilled receivables	64	352
Other current assets	598	333
Total Current Assets	22,263	21,487
Property and equipment, net of accumulated depreciation of $1,683 and $2,144 at March 31, 2007 and December 31, 2006, respectively	1,371	616
Deferred tax asset, net of allowance of $117 at March 31, 2007 and December 31, 2006, respectively	1,433	1,294
Other assets	64	69
	$25,131	$23,466
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,480	$1,611
Accrued wages and benefits	1,997	1,889
Income taxes payable	623	106
Dividends payable	1,094	1,094
Total Current Liabilities	5,194	4,700
Other long-term obligations	295	103
Total Liabilities	5,489	4,803
Commitments and Contingencies (Notes 11 and 13)
Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 13,493,118 and 13,490,630 shares issued 10,939,242 and 10,936,754 shares outstanding at March 31, 2007 and December 31, 2006, respectively	$135	$135
Additional paid-in capital	30,801	30,476
Retained earnings	11,134	10,480
Accumulated other comprehensive gain	31	31
Treasury stock, 2,553,876 shares at March 31, 2007 and December 31, 2006, respectively, at cost	(22,459)	(22,459)
Total Stockholders’ Equity	19,642	18,663
	$25,131	$23,466

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
		Restated
Consulting revenue before reimbursements	$14,683	$13,194
Reimbursements	223	102
Total revenue	14,906	13,296
Cost of sales before reimbursable expenses	7,198	6,796
Reimbursable expenses	223	102
Total cost of sales	7,421	6,898
Gross profit	7,485	6,398
Selling, general and administrative	4,661	3,436
Operating income	2,824	2,962
Interest income, net	104	55
Income from operations before income taxes	2,928	3,017
Income tax expense	1,130	841
Net income	$1,798	$2,176
Earnings per share:
Basic	$0.16	$0.20
Diluted	$0.16	$0.20
Weighted average shares:
Basic	10,937	10,667
Diluted	11,225	10,880
Dividends declared per common share	$0.10	$0.05

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
		Restated
Cash Flows from Operating Activities:
Net income	$1,798	$2,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	64	81
Amortization	5	5
Loss on disposal of assets	21	—
Stock based compensation expense	299	262
Discounted stock option grant expense net of cancellations	—	(43)
Change in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	3,297	(1,352)
(Increase) decrease in unbilled receivables	287	125
(Increase) decrease in deferred tax asset	(265)	—
(Increase) decrease in other assets	(139)	(524)
Increase (decrease) in accounts payable and accrued liabilities	(66)	(160)
Increase (decrease) in income taxes payable	478	1,052
Net cash provided by operating activities	5,779	1,622
Cash Flows From Investing Activities:
Proceeds from sale of assets	6	—
Capital expenditures	(622)	(235)
Net cash used in investing activities	(616)	(235)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	25	122
Dividends	(1,094)	(533)
Tax effect of option exercises	1	—
Net cash used in financing activities	(1,068)	(411)
Net change in cash	4,095	976
Cash and cash equivalents
Beginning of period	8,484	3,481
End of period	12,579	4,457

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.         Basis of Presentation—The unaudited consolidated financial statements of Thomas Group, Inc. (the “Company”) include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of Thomas Group for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Thomas Group Form 10-K for the 2006 fiscal year, filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results of operations for the entire year ending December 31, 2007. Certain amounts from prior periods have been reclassified to conform to the 2007 presentation.

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

	Three Months Ended March 31,
	2007	2006
		Restated
	In thousands, except per share data
Numerator:
Net income	$1,798	$2,176
Denominator:
Weighted average shares outstanding:
Basic	10,937	10,667
Effect of dilutive securities:
Common stock options and restricted stock awards expected to vest	79	186
Restricted stock awards expected to vest	209	27
Diluted	11,225	10,880
Earnings per share:
Basic	$0.16	$0.20
Diluted	$0.16	$0.20

Stock options and warrants outstanding in 2007 and 2006 that are not included in the diluted earnings per share computation due to the antidilutive effects are approximately 971 and 189,000 respectively. Such options and warrants are excluded due to exercise prices exceeding the average market value of Thomas Group common stock in 2007 and 2006.

3.         Stock Based Compensation—We grant incentive and non-qualified stock options and had reserved 3,550,000 shares of common stock for issuance under our 1988, 1992 and 1997 stock option plans, of which 384,712 remain authorized and available for grant. Options to purchase shares of the Thomas Group common stock have been granted to directors, officers and employees. The majority of the options granted become exercisable at the rate of 20% per year, and generally expire ten years after the date of grant. At March 31, 2007, options to purchase 352,228 shares of our common stock were outstanding.

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Since the adoption of our 2005 Omnibus Stock and Incentive Plan (“2005 Plan”), we have granted restricted stock awards to employees representing 720,000 shares of our common stock pursuant to this Plan. The majority of these awards vest annually over a three-year period if we achieve certain established profit levels during such time. One of these awards vests quarterly over a five-year period based on the per share market price of our common stock. The awards automatically terminate and expire on the earlier of (i) the date on which all restricted shares have become vested shares, or (ii) the date the Holder’s full-time employment with us is terminated for any reason, and upon the date of such separation all restricted shares which have not previously vested will be permanently forfeited. The 2005 Plan will terminate on December 20, 2015. Shares are not delivered to the Holder until all restrictions on the shares have lapsed under the terms of the individual award. At March 31, 2007, 280,000 shares remain authorized and available for grant under the 2005 Plan.

Prior to October 1, 2005, we accounted for our stock option plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost was initially reflected in net income for the three or nine month periods ending September 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, as part of the restatement resulting from the review of stock option granting procedures, described in more detail in Note 15 to the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, the financial statements for the three and nine month periods ending September 30, 2005 now include amounts to reflect stock based employee compensation. Effective October 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” which revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” using the modified prospective application method. Under the modified prospective application method of adoption selected by us under the provisions of FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” compensation cost recognized in the three months ended March 31, 2007 and 2006, is the same as would have been recognized had the recognition provisions of FAS 123 been applied from our original effective date. The fair value of stock options were estimated at the date of grant using the Black-Scholes model and the restricted stock awards were estimated using the binomial lattice method. Both pricing models use a risk-free interest rate based on the U.S. 10-year Treasury Bond yield. Beginning in October 2005, with the adoption of FAS 123(R), the expected lives of stock options and grants are estimated using the term of the awards granted and historical experience. The expected lives of the restricted stock awards are based on the anticipated time to maturity of the individual awards, typically between one and five years. This information is summarized as follows:

	Three Months Ended March 31,
	2007	2006
Dividend yield	2%	3%
Expected volatility	73%	73%
Risk free interest rate	5%	5%
Expected life (years) of stock options	5	5

On November 10, 2005, the FASB issued Staff Position No. 123(R)-3 (“FSP 123R-3”), “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The Company

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

elected not to adopt the alternative transition method provided in FSP 123R-3, which provides an alternative (and simplified) method to calculate the pool of excess income tax benefits upon the adoption of SFAS No. 123(R), and chose the transition method presented in FAS 123(R).

4.         Significant Clients—We recorded revenue from one client, CACI, Inc.—Federal, a wholly owned subsidiary of CACI International, Inc. (“CACI”) (www.caci.com), of $6.1 million, or 41% of revenue, for the three month period ended March 31, 2007. Revenue from the same client totaled $9.2 million, or 69% of revenue, for the three month period ended March 31, 2006. All revenues derived from CACI represent contracts with the United States Navy in which we utilize CACI as the prime contractor.

We recorded revenue from a second client, the United States Navy (the “Navy”), of $6.9 million, or 46% of revenue, for the three month period ended March 31, 2007. Revenue from the same client totaled $3.2 million, or 24% of revenue, for the three month period ended March 31, 2006.

There were no other clients from whom revenue exceeded 10% of total revenue in the three month period ended March 31, 2007 and 2006, respectively.

5.         Concentration of Credit Risk—Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade receivables. We encounter a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. Accounts receivable from CACI totaled $4.3 million and $4.8 million, or 47% and 38% of accounts receivable, at March 31, 2007 and December 31, 2006, respectively. Accounts receivable from another client, the Navy, totaled $3.2 million and $5.8 million, or 35% and 46% of accounts receivable, at March 31, 2007 and December 31, 2006, respectively. Accounts receivable from all customers dependent on the financial condition of the Navy totaled $7.8 million and $10.9 million, or 85% and 87% of accounts receivable, at March 31, 2007 and December 31, 2006, respectively.

6.         Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2007	2006
	In thousands of dollars
Interest paid	$0	$5
Taxes paid	$780	$102
Non-cash investing activities:
Leasehold improvements	$224	$—

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.         Geographical Data—We operate in one industry segment and conduct our business primarily in North America with minimal operations in Asia/Pacific. Information regarding these areas follows (in thousands):

	Three Months Ended March 31,
	2007	2006
North America	$14,906	$13,292
Asia/Pacific	—	4
Total Revenue	$14,906	$13,296

	March 31, 2007	December 31, 2006
Long-lived assets:
North America	$1,435	$685
Asia/Pacific	—	—
Total	$1,435	$685

8.         Property and Equipment—Our office lease in Troy, Michigan expired on March 31, 2007. As a result, we sold or disposed of a significant portion of the office space’s equipment and furniture and recognized a loss of $21,000. During the three months ended March 31, 2007, we made acquisitions of equipment and furniture for, and improvements to, our training facilities in our office space located in Irving, Texas. This activity is summarized below:

	Equipment	Furniture and Fixtures	Leasehold Improvements	Computer Software	Accumulated Depreciation	Total
	In thousands of dollars
January 1, 2007	$1,065	$561	$817	$317	$(2,144)	$616
Additions:
Cash	225	47	326	24	(64)	558
Non-cash	—	—	224	—	—	224
Disposals	(65)	(74)	(413)		525	(27)
March 31, 2007	$1,225	534	$954	$341	$(1,683)	$1,371

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.         Stockholders’ Equity

Stock Options

For the three month periods ended March 31, 2007 and 2006, income from stock option cancellations was $0 and $43,000, respectively. At March 31, 2007, there are no nonvested stock options or remaining stock based compensation costs related to outstanding stock options. A summary of the status of our stock options for the three months ended March 31, 2007 is presented below.

Common Option Shares	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	356,248	$9.12
Granted	—	—
Exercised	(2,488)	9.13
Expired	(1,532)	9.38
Cancelled	—	—
Outstanding at March 31, 2007	352,228	$9.11
Options exercisable at March 31, 2007	352,228	$9.11
Weighted average grant-date fair value of options granted		$—
Weighted average life of outstanding options (years)		1.4

Restricted Stock

Total expense related to restricted stock awards was $299,000 and $262,000 for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, there was approximately $2.7 million of stock based compensation costs related to nonvested restricted stock awards to be recognized over an average vesting period of 2.7 years. A summary of the status of our restricted stock awards to employees for the three months ended March 31, 2007 is presented below:

Restricted Stock	Shares	Weighted Average Exercise Price
Outstanding grants at January 1, 2007	700,000	$0.00
Awards granted	20,000	0.00
Outstanding grants at March 31, 2007	720,000	$0.00
Restricted stock exercisable	—	$—
Weighted average grant-date fair value of restricted stock granted		$12.18
Weighted average life of outstanding awards (years)		8.8

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Fully Restricted(1)	Available(2)	Vested(3)	Total
Restricted stock awards at January 1, 2007	600,000	100,000	—	700,000
Change in restricted status	—	—	—	—
Awards granted	20,000	—	—	20,000
Forfeitures	—	—	—	—
Restricted stock awards at March 31, 2007	620,000	100,000	—	720,000

(1)   Fully restricted shares are subject to issuance under the awards if specified vesting conditions are met, but do not constitute issued and outstanding common stock for any corporate purposes and the holder has no rights, powers or privileges of a holder of unrestricted shares.

(2)   Available Shares  are issued upon the satisfaction of specified vesting conditions. The holder of Available Shares has all rights, powers and privileges of a holder of unrestricted shares of Thomas Group common stock, including (in most cases) the right to receive distributions thereon except that such shares shall not be issued to the holder thereof until the date on which they become Vested Shares.

(3)   Vested Shares are shares on which all restrictions have lapsed under the terms of the award, and are held by the holder as unrestricted shares, constitute issued and outstanding common stock and the holder has all rights, powers and privileges of a holder of unrestricted shares of Thomas Group stock.

Stock Appreciation Rights (“SAR”)

Effective April 8, 2003 we entered into a SARs agreement with James T. Taylor, our current President and CEO, granting him 99,351 SARs at a price of $0.42 per SAR. The SARs were exercisable in full or in part immediately upon grant and entitled Mr. Taylor to a cash payment equal to the fair market value (defined as the last reported sale price of our common stock on the Nasdaq Capital Market on the last business day of the quarter immediately preceding the quarter in which an exercise occurs) of a share of Thomas Group common stock over $0.42 per share. On September 25, 2006, Mr. Taylor notified us of his election to exercise the SARs in their entirety, subject to review by our Audit Committee of the Board of Directors (“Committee”). On October 25, 2006, the Audit Committee determined the closing price of $14.02 on June 30, 2006, as reported on the Nasdaq Capital Market was the fair market value for purposes of this SAR exercise, and approved payment to the SAR holder under the terms of the agreement. On October 25, 2006, $1.35 million was paid to Mr. Taylor under the terms of the agreement, less required withholding taxes.

The total amount recorded for SARs expense was $0 for the three months ended March 31, 2007 and a credit of $43,000 for the three months ended March 31, 2006.

There were no additional SARs issued during the three months ended March 31, 2007 or 2006, respectively, and no SARs were outstanding and exercisable at March 31, 2007 or December 31, 2006.

10.       Income Taxes

We follow SFAS No. 109, “Accounting for Income Taxes,” which requires use of the asset and liability method of accounting for deferred income taxes and providing deferred income taxes for all significant temporary differences.

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income tax expense of $1.1 million for the first quarter of 2007 reflected an effective rate of 39%, compared to $0.8 million, or an effective rate of 28%, for the first quarter of 2006. The reduced effective rate in 2006 is the result of a reduction in the deferred tax valuation allowance of $0.3 million which created a tax benefit of $0.03 per diluted share in that quarter. Beginning in 2001, we had provided a valuation allowance for the full amount of our net deferred tax assets. During the three months ended March 31, 2006, we determined the future sources of taxable income, the reversing of temporary differences and other tax planning strategies will be sufficient to realize certain components of our deferred tax asset. Therefore, approximately $0.3 million of the deferred tax asset valuation allowance was removed during the three months ended March 31, 2006. At December 31, 2006, after further evaluation of operating results of the most recent three-year period and comparison of all positive and negative evidence, we determined that a valuation allowance was only appropriate on approximately $117,000 of the NOL carryforward, due to annual limitations under Section 382. Therefore, we removed $1.5 million of the valuation allowance, which decreased income tax expense and increased assets. As of March 31, 2007, our valuation allowance was approximately $117,000.

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $40,000 increase in the liability for unrecognized tax benefits, which was recorded as a reduction of retained earnings in our Consolidated Balance Sheets at January 1, 2007. We see no significant changes to the facts and circumstances underlying ours reserves and allowances. We recognize deductible interest accrued related to tax penalties as interest expense in our Consolidated Statements of Operations and we recognize non-deductible accrued interest and penalties as income tax expense in our Consolidated Statements of Operations. During the three months ended March 31, 2007, we recorded no interest and penalties.

We are currently under a routine audit by the Internal Revenue Service (“IRS”) for the calendar year 2005 and are currently subject to the statutes of limitations for federal and state income taxes in the states in which we perform our services.

11.       Discontinued Operations—In the second quarter of 2005, we committed to an exit plan related to our wholly owned subsidiary in Switzerland. This action was taken in response to declining revenue and cash flows from the operations of this subsidiary during 2004 and 2005. All existing revenue contracts of this subsidiary were completed in the second quarter of 2004, and the subsidiary had no significant assets or operations. Selling efforts during 2004 and the first quarter of 2005 were unsuccessful, and as a result, management decided to liquidate the Swiss subsidiary. In December 2005, we liquidated the remaining investment in our Swiss subsidiaries and will have no significant continuing involvement in Switzerland. We eliminated the operations and cash flows of the Swiss subsidiaries from ongoing operations, and has presented the results of the Swiss subsidiaries as discontinued operations for all periods. We accrued approximately $165,000 for obligations as of December 31, 2005. The accrual was comprised of $95,000 in compensation and benefits, $27,000 in legal and accounting costs and $43,000 in other administrative costs. For the three months ended March 31, 2006, approximately $40,000 in cash was paid related to exit activities and at March 31, 2006 there was approximately $125,000 in accrued compensation, legal, and other administrative costs remaining classified as a current liability based on the expected completion date of the liquidation. As of March 31, 2007, there were no accrued costs related to the exit activities of this subsidiary. The effect of the discontinued Swiss operations was $0, net of tax, or $0.00 per diluted share, for the three month periods ended March 31, 2007 and 2006, respectively.

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The presentation of all prior periods is revised to reflect the Swiss operations as discontinued operations.

12.       Comprehensive Income or Loss—Comprehensive income or loss includes all changes in equity (foreign currency translation), except those resulting from investments by owners and distributions to owners. For the three months ended March 31, 2007 and 2006, net income is the only component of comprehensive income.

13.       Sublease activity—On August 1, 2006, we were notified that the subtenant of our Reston, Virginia office had filed bankruptcy under Chapter 7 of the U.S. Bankruptcy code on July 31, 2006. On September 28, 2006, we signed an occupancy agreement with the bankruptcy trustee. The terms provide rent payments by the bankruptcy trustee at approximately the same monthly rate as the subtenant previously paid through December 31, 2006. As of January 1, 2007, the subtenant no longer occupied our office space. The remaining rent reserve balance of approximately $162,000 at March 31, 2007 will be amortized ratably against rent expense until the expiration of the lease.

14.       Financing Agreement—On December 15, 2006, we entered into a credit agreement with JPMorgan Chase Bank, N.A. This credit agreement forms the basis of a $5.5 million revolving line of credit maturing March 31, 2009. Interest on the outstanding amount under the credit facility is payable either quarterly or at the end of the applicable LIBOR interest period elected by us, at a rate equal to, at our option, either (i) the bank’s prime rate then currently in effect minus 1.5% or (ii) the LIBOR rate plus 1.25%. Our obligations under the credit facility are secured by a security interest in our accounts and related collateral as well as a security interest in our equity ownership of all subsidiaries. The credit agreement limits our ability to, among other things, make certain distributions and dividends, incur liens, dispose of our assets and consummate any merger, certain acquisitions and other business combination transactions. We are also required to meet certain financial covenants under the credit agreement, including maintaining a minimum tangible net worth as defined in the credit agreement.

Prior to August 31, 2006, and during 2005 and 2004, we utilized a $5.5 million revolving line of credit with Bank of America, N.A. For the three months ended March 31, 2007 and 2006, we had no borrowings or repayments on our current or former credit facility and we had no outstanding balance on our current credit facility as of March 31, 2007 or 2006. At March 31, 2007 and 2006, we were in compliance with all of our debt covenants.

15. Review of Stock Option Grant Practices—As previously announced on February 2, 2007, our Board of Directors, with concurrence and oversight by our Audit Committee, which is comprised solely of independent directors, initiated a review of our historical stock option practices and related accounting during the period 1988 to 2006. This voluntary review was initiated in connection with our assessment of our historical capitalization documentation and not in response to any specific concerns from within Thomas Group about option practices or any inquiry from the Securities and Exchange Commission or any other regulatory agency. The review was conducted with the assistance of our outside legal counsel and specially-retained forensic accountants. Based on the preliminary findings of this review, on March 15, 2007, our Board of Directors, Audit Committee and management concluded that we would need to restate our financial statements and related footnote disclosures for fiscal years ending December 31, 2002 through 2005 and the first three quarters of the 2006 fiscal year. The Audit Committee and the Board of Directors further concluded on March 15, 2007 that our previously issued financial statements and related

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

auditors’ reports for the years 2002 through 2005, and previously issued financial statements for the first three quarters of 2006, should no longer be relied upon.

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

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

		Stock-based compensation expense	Estimated taxes, Interest and penalties(1)	Income tax benefit, net	Total adjustments
Years ended December 31,
1993		$(84)	$—	$—	$(84)
1994		(187)	—	—	(187)
1995		(362)	—	—	(362)
1996		(326)	—	—	(326)
1997		(196)	—	—	(196)
1998		(312)	—	—	(312)
1999		(29)	—	—	(29)
2000		(225)	—	—	(225)
2001		(170)	—	—	(170)
Cumulative effect at December 31, 2001		$(1,891)	—	—	(1,891)
	Net income (loss) as reported					Net income (loss) as reported
Years ended December 31,

2002	$(7,718)	(49)	—	11	(38)	$(7,756)
2003	$712	(71)	—	26	(45)	$667
2004	$1,475	(54)	—	20	(34)	$1,441
2005	$6,752	(49)	—	20	(29)	$6,723
2006		(5)	(101)	34	(72)
Cumulative effect at December 31, 2006		$(2,119)	$(101)	$111	$(2,109)

(1)    Estimated taxes, interest and penalties on stock options for which a revised measurement date resulted in a non-qualified, or discounted stock option.

THOMAS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Safe Harbor” Statement Under The Private Securities Litigation Reform Act:

Various sections contained or incorporated by reference in this report include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. Such statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “could,” “may,” “will be,” “will likely continue,” “will likely result,” or words or phrases of similar meaning. These statements are not historical facts or guarantees of future performance but instead represent only our belief at the time the statements were made regarding future events, which are subject to significant risks, uncertainties and other factors, many of which are outside of our control. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties which may cause actual results and outcomes to differ materially from what we express or forecast in these forward-looking statements. Additional discussion of risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements is included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. All forward-looking statements made in this report are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed in this report will increase with the passage of time. We undertake no duty to update after the date of this report any forward-looking statement to reflect future events or changes in our beliefs or expectations.

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

•       time to market;

•       delivering lead times;

•       operational and administrative productivity;

•       cost savings;

•       product yields;

•       inventory turns; and

•       return on assets.

To deliver these solutions, we utilize our staff of professionals, whom we refer to as “Resultants™,” who average over 25 years of business experience. To manage our client engagements, our Resultants typically leverage our Process Value Management, or PVM, approach, which incorporates our proprietary Total Cycle Time®, or TCT®, methodology along with other industry accepted process improvement methodologies. PVM is used to manage client engagements, identify process inefficiencies and implement change within our clients in order to achieve a total transformation to what we refer to as the “Process Managed Enterprise.” A Process Managed Enterprise is one in which management focus and systems are centered on customers and managed around processes.

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

Fixed fee revenue is recognized on the proportional performance model (which approximates the percentage completion method), based on direct labor hours expended. In order to calculate the completion ratio on a given project, time and effort to date are divided by the total estimated time and effort for the entire project. This ratio is then multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date. Revenues attributable to fixed fees were 9% and 6% of consolidated revenue for the three months ended March 31, 2007 and 2006, respectively.

Task-based fees are recognized as revenue when the task is completed or the deliverable is received by the client. Typically, task-based revenue recognition involves the delivery of a report, minutes or some other evidence of completion. Revenues attributable to task-based fees were 89% and 93% of consolidated revenue for the three months ended March 31, 2007 and 2006, respectively.

Incentive fees are tied to improvements in a variety of client performance measures typically involving cycle time, asset utilization and productivity. Incentive fee revenue is recognized in the period in which the related client improvements are achieved. Our typical incentive fee agreements predefine performance improvement standards that form the basis of our incentive fees earned. Incentive fees are affected by a client’s business performance and prevailing economic conditions, both of which are out of our control, and may cause variability in revenue and profit margins earned on such engagements. We do not recognize revenue until the client has agreed that performance improvements have in fact been achieved. Revenues attributable to incentive fees were 0% of consolidated revenue for the three months ended March 31, 2007 and 2006. As of May 7, 2007, we had no contractual agreements for incentive fees.

Reimbursement revenue represents the client’s repayment of our mutually agreed upon travel expenses as incurred. All billable travel expenses are submitted to and approved by the client. Revenues attributable to reimbursement were 2% and 1%, for the three months ended March 31, 2007 and 2006, respectively.

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

Sublease losses and income arise from the sublease contracts we maintained with former subtenants in our Reston, VA and Troy, MI offices. Losses are generally the result of a subtenant defaulting on a lease or at the termination of a lease in which we anticipate that the future subtenant income will not be sufficient to recoup our costs associated with the subleased office space. Sublease income is recognized generally upon the termination of a sublease in which we, as a result of the termination, are able to avoid future anticipated costs previously recognized as sublease losses.

In addition to our United States operations, we have minimal operations in the Asia/Pacific region. Some of our revenue related transactions have been denominated in the local currency where the client is located. The majority of our operating expenses for our subsidiaries have been denominated in the local currency of the subsidiary. Therefore, we are exposed to currency fluctuation risks. See Item 3, “Quantitative and Qualitative Disclosure About Market Risk.”

Critical Accounting Policies and Estimates

General—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related notes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions.

Revenue Recognition—Revenue is recognized when realizable and earned generally as services and solutions are provided over the life of a contract. Fixed fee revenue is recognized using the proportional performance model (which approximates the percentage completion method), based on direct labor hours expended. Task-based, or deliverable based, fees are recognized when the task or deliverable is completed and delivered to the client. Incentive fee revenue is recognized in the period in which the related improvements are achieved. Our incentive fee agreements with our clients define in advance the performance improvement standards that will form the basis of our incentive fees earned. We do not recognize revenue until the client has agreed that performance improvements have in fact been achieved.

Unbilled Receivables—Although fixed fee revenue recognition generally coincides with billings, as an accommodation to our clients, we may structure fee billings to increase in the latter stages of a program. In such instances, amounts collectible for services and solutions provided but not yet billed are represented in unbilled receivables.

Deferred Taxes—Income taxes are calculated using the asset and liability method required by FASB Statement No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized for the tax consequences resulting from timing differences by applying enacted statutory tax rates applicable to future years. These timing differences are associated with differences between the financial and the tax basis of existing assets and liabilities. Under FAS No. 109, a statutory change in tax rates will be recognized immediately in deferred taxes and income. Net deferred taxes are recorded both as a current deferred income tax asset and as other long-term liabilities based upon the classification of the related timing difference. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. All available evidence, both positive and negative, is considered when determining the need for a valuation allowance. Judgment is used in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain.

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

In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the uncertainty of our ability to utilize our net deferred tax assets, primarily due to the Section 382 limitation discussed above, we provided a valuation allowance of $1.4 million against net deferred tax assets of $1.4 million, leaving a net deferred tax asset of approximately $33,000 at September 30, 2006. At December 31, 2006, after further evaluation of operating results of the most recent three-year period and comparison of all positive and negative evidence, we determined that a valuation allowance was only appropriate on approximately $117,000 of the NOL carryforward, due to annual limitations under Section 382. Therefore, we removed $1.5 million of the valuation allowance, which decreased income tax expense and increased assets. As of March 31, 2007 and December 31, 2006, our valuation allowance was approximately $117,000.

If future analyses of the positive and negative evidence indicates that it is more likely than not that some portion or all of the net deferred tax asset will not be realized, a partial or full valuation allowance may be required, which could have a negative impact on net income in the period that it becomes more likely than not that deferred tax assets will not be realized.

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $40,000 increase in the liability for unrecognized tax benefits, which was recorded as a reduction of retained earnings in our Consolidated Balance Sheets at January 1, 2007. We see no significant changes to the facts and circumstances underlying ours reserves and allowances. We recognize deductible interest accrued related to tax penalties as interest expense in our Consolidated Statements of Operations and we recognize non-deductible accrued interest and penalties as income tax expense in our Consolidated Statements of Operations. During the three months ended March 31, 2007, we recorded no interest and penalties.

We are currently under routine audit by the Internal Revenue Service (“IRS”) for the calendar year 2005 and are currently subject to the statutes of limitations for federal and state income taxes in the states in which we perform our services.

Accumulated Other Comprehensive Loss—Translation of the financial statements of our operations in Europe and Asia resulted in accumulated translation adjustments of approximately $682,000 at December 31, 2004 that was required to be carried on the balance sheet as a separate component of stockholders’ equity. During 2005, we liquidated our subsidiaries in Switzerland resulting in a reclassification of a $713,000 accumulated other comprehensive loss to the income statement. The remaining gain of $31,000 relates to our subsidiary in Hong Kong which is currently under liquidation. Upon substantially complete liquidation of our investment in our Hong Kong subsidiary, $31,000 will be reclassified as a non-cash gain included in operations for the year then ended.

Results of Operations

The following table sets forth the percentages which items in the statement of operations bear to revenue:

	Three Months Ended March 31,
	2007	2006
		Restated
Revenue	100.0%	100.0%
Cost of sales	49.8%	51.9%
Gross profit	50.2%	48.1%
Selling, general and administrative	31.3%	25.8%
Operating income	18.9%	22.3%
Interest income, net	0.7%	0.5%
Income from before income taxes	19.6%	22.8%
Income taxes	7.5%	6.4%
Net income	12.1%	16.4%

Three Month Period Ended March 31, 2007 Compared to the Three Month Period Ended March 31, 2006

Revenue—In the first quarter of 2007, revenue increased $1.6 million, or 12%, to $14.9 million from $13.3 million in the first quarter of 2006. Fixed fee revenue was $1.4 million, or 9% of revenue, in the first quarter of 2007, compared to $0.8 million, or 6% of revenue, in the first quarter of 2006. Task based revenue was $13.3 million, or 89% of revenue, in the first quarter of 2007, compared to $12.4 million, or 93% of revenue, in the first quarter of 2006. During the first quarter of 2007 and 2006 and as of May 7, 2007, we had no active incentive based contracts.

Reimbursements were $0.2 million, or 2%, of revenue in the first quarter of 2007, compared to $0.1 million, or 1%, of revenue in the first quarter of 2006.

North America region revenue increased $1.6 million, or 12%, to $14.9 million in the first quarter of 2007 compared to $13.3 million in the first quarter of 2006. Revenue from commercial clients increased

$0.6 million, or 75%, to $1.4 million in the first quarter of 2007 compared to $0.8 million in the first quarter of 2005 due primarily to new contracts. Revenue from United States government contracts increased $0.9 million, or 7%, to $13.3 million in the first quarter of 2007 compared to $12.4 million in the first quarter of 2006.

Our Europe region generated no revenue in the first quarter of 2007 or 2006. We have no significant continuing involvement in our former Europe operations and all prior activity is included in discontinued operations.

Our Asia/Pacific region revenue decreased to $0 in the first quarter of 2007 from $3,672 in the first quarter of 2006. The decrease is due to non-recurring training fees earned for services provided during the first quarter of 2006. We currently retain limited sales and marketing operations in Asia.

Gross Profit—Gross profit margins were 50% of revenue, or $7.4 million, in the first quarter of 2007, compared to 48%, or $6.9 million, in the first quarter of 2006. Costs of sales consists of direct labor, travel, and other direct costs incurred by our Resultants to provide services to our clients and to complete client related projects, including training. The improvement in gross profit margin is primarily attributable to a higher ratio of fixed fee and task based programs, which generate a full gross margin, to assessments completed, which typically generate lower gross margin, and the consolidation of several large task based programs resulting in higher utilization of our Resultants assigned to these programs.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $1.3 million to $4.7 million in the first quarter of 2007, or 31% of revenues, from $3.4 million, or 26% of revenues, in the first quarter of 2006. This increase is primarily due to $0.5 million in non-recurring legal and accounting costs related to the review of our historical stock option granting practices, $0.2 million in other non-recurring legal and accounting costs, $0.3 million in non-cash stock-based compensation accruals based on anticipated vesting and $0.3 million in other performance based incentive compensation accruals.

Liquidity and Capital Resources

Cash and cash equivalents increased by $4.1 million during the first three months of 2007 compared to a $1.0 million increase during the first three months of 2006. The major components of these changes are discussed below:

Cash Flows from Operating Activities—Operating activities provided net cash of $5.8 million in the first three months of 2007, compared to $1.6 million in the first three months of 2006. The increase in net cash provided is primarily due to the collection of past due accounts receivable balances in the first quarter of 2007.

Cash Flows from Investing Activities—Net cash used in investing activities of $616,000 for the first quarter of 2007 consisted primarily of improvements to the training facility located inside our Irving, TX office, compared to $235,000 for the first quarter of 2006 for upgrades to computer hardware and software.

Cash Flows from Financing Activities—Net cash used in financing activities for the first quarter of 2007 was $1.1 million, primarily for the payment of dividends. Net cash flows used in financing activities in the first three months of 2006 was approximately $0.4 million, comprised of $0.5 million used to pay dividends, offset by $0.1 million generated from the issuance of common stock upon the exercise of outstanding options.

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

$5.5 million Credit Facility with JPMorgan Chase Bank, N.A.

On December 15, 2006, we entered into a credit agreement with JPMorgan Chase Bank, N.A. The senior secured revolving credit facility will be used for ongoing working capital needs and general corporate purposes. At March 31, 2007 and December 31, 2006, no amounts were outstanding under this credit facility. This credit facility will mature on March 31, 2009, at which time it will terminate and all outstanding amounts shall be due and payable. The obligations under the senior secured revolving credit facility are secured by first priority liens on all of our accounts and proceeds thereof.

We may prepay all loans under the senior secured revolving credit facility at any time without premium or penalty (other than customary LIBOR breakage costs and payment of accrued interest), subject to certain notice requirements. Amounts borrowed and repaid under the senior secured revolving credit facility may be reborrowed. Indebtedness under the senior secured revolving credit facility bears interest at our option at either the bank’s reference rate minus 1.50% or LIBOR plus 1.25%. We incur quarterly commitment fees based on the unused amount of the credit facility.

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

We have no material commitments for capital expenditures or off-balance sheet arrangements as of the end of the last fiscal period or at March 31, 2007.

Our Liquidity Plan—As a result of net cash provided by operations, we reduced our senior debt $4.5 million in 2003, $2.4 million in 2004, and $1.8 million in 2005, and we had no senior or subordinated debt since June 9, 2005. Our ability to reduce debt and generate cash from operations is due primarily to revenue increases, cost saving measures such as downsizing and subleasing facilities, and more aggressive collection policies. Our ability to maintain gross margins, control costs and generate cash flow from operations in the future will determine our ability to pay dividends and make payments on debts as they become due and to remain in future compliance with debt covenants. We regularly evaluate our business to enhance our liquidity position.

Our performance will also be affected by prevailing economic conditions. Many of these factors are beyond our control. Recent conflicts throughout the world involving the United States military could potentially have an adverse affect on our liquidity due to the high concentration of United States government contracts, which could result in delays in program operations. If future cash flows and capital resources are insufficient to meet our obligations and commitments, we may be forced to reduce or delay activities and capital expenditures, obtain additional financing or restructure our credit facility.

We believe that our bank debt facility described above provides adequate liquidity based on our current growth strategies and cost control measures. We also believe that cash flows provided by operating activities will be sufficient to service debt payments as they become due. In the event that revenue growth exceeds anticipated levels, we may be required to seek additional financing.

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

As discussed in “Note 15 to the financial statements,” as a result of our internal investigation into our stock option grant practices, we restated certain of our previously filed financial statements and recorded cumulative adjustments for non-cash stock-based compensation expense totaling $2.2 million. While these expenses are non-cash, the tax related impacts are expected to require the use of cash. At December 31, 2006, we had recorded approximately $101,000 of additional taxes, penalty and interest payable related to the exercise of certain incentive stock options. We intend to discuss a settlement with the Internal Revenue Service for a lesser amount. We also expect to pay approximately $46,000 in penalty and interest taxes related to revised measurement dates under Section 409A in the second quarter of 2007 from cash flows from operating activities.

Inflation—Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the three month periods ended March 31, 2007 or 2006. However, there can be no assurance our business will not be affected by inflation in the future.

Stock Option Investigation

Our Board of Directors, with concurrence and oversight by our Audit Committee, which is comprised solely of independent directors, initiated an independent investigation into our historical stock option practices and related accounting covering the period from 1988 to 2006.  As a result of this voluntary investigation, we recorded additional stock-based compensation expense and related tax liabilities for certain stock option grants made during the review period and restated our consolidated financial statements and related footnote disclosures for fiscal years ending December 31, 2002 through 2005 and the first three quarters of the 2006 fiscal year. For a discussion of the results of this investigation and a summary of the restatement, see Note 15 to the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

We voluntarily contacted the SEC regarding this investigation into our stock option grant practices.  We responded to a subsequent information request from the SEC, and continue to cooperate with them in regards to this matter.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. Our credit agreement provides for borrowings, which bear interest at the bank’s prime rate then currently in effect minus 1.5%, or the LIBOR rate plus 1.25%, if elected. Since January 1, 1994, the prime rate has fluctuated between 9.5% and 4% and the 1-year LIBOR rate has fluctuated between 7.5% and 1.2%. Based on the volatility of the prime rate in recent years, a five-percentage point increase in interest rates would have resulted in $0 of additional interest expense in the first quarter of 2007. Through May 7, 2007, we had no borrowings or repayments on our revolving line of credit. The outstanding balance at May 7, 2007 was $0.

Foreign Exchange Rate Risk

Due to our foreign operations in Asia, we are exposed to transaction adjustments with respect to foreign currency. Our functional currency is the United States dollar. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. There is no translation adjustment to the separate component of stockholders’ equity or adjustment to comprehensive income. We incurred foreign exchange losses of $171 for the three months ended March 31, 2007 and $30 in foreign exchange gains for the three months ended March 31, 2006. At March 31, 2007, the effect of a 10% increase in foreign exchange rates would have resulted in a $679 foreign currency exchange loss on our non-United States denominated assets and a $10 foreign exchange gain on our non-United States denominated liabilities. As such, the net effect of a 10% increase in our foreign exchange rates, at March 31, 2007, would have been a $669 foreign currency exchange loss. We believe that operating under United States dollar functional currency, combined with transacting business in countries with traditionally stable currencies mitigates the effect of any near-term foreign currency transaction adjustments on Thomas Group’s financial position, results of operations and cash flows.

We have not engaged in foreign currency hedging transactions nor do we have any derivative financial instruments. However, going forward, we will assess the need to enter into hedging transactions to limit our risk due to fluctuations in exchange rates.

ITEM 4—CONTROLS AND PROCEDURES

Based on the evaluation of the our disclosure controls and procedures as of the end of the period covered by this quarterly report, James T. Taylor, our President and Chief Executive Officer, and David English, our Vice President, Chief Financial Officer, Secretary, and Treasurer, have concluded that, in their judgment, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us, including our subsidiaries, in the reports we file, or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no changes in our internal controls over financial reporting during Thomas Group’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

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

We are currently under routine audit by the Internal Revenue Service (“IRS”) for the calendar year 2005. As of May 7, 2007, no material adjustments have been proposed. We do not anticipate any material impact on our financial statements as a result of this audit.

ITEM 1A—Risk Factors

There have been no material changes from the information previously reported under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

Restricted Stock Awards

Net Profit Based Restricted Stock Awards

On December 20, 2005, the Committee, with General John T. Chain, Jr. abstaining, granted net profit restricted share awards (i) for 300,000 restricted shares to James T. Taylor, our President and Chief Executive Officer, and (ii) for 50,000 restricted shares to David English, our Chief Financial Officer. On April 27, 2006, the Committee, with General John T. Chain, Jr. abstaining, granted a net profit restricted share award for 50,000 restricted shares to Terry D. Stinson, our President North America Region—Commercial. On February 27, 2007, the Committee, with General John T. Chain abstaining, granted a net profit restricted share award for 20,000 shares to Thad Wolfe, our President—Government, Air Force. We refer to these awards collectively as the “Net Profit Awards.”  The restrictions on one-third of the restricted shares granted to each officer will lapse (that is, such restricted shares will become “vested”) on the last day of each fiscal year in which we achieve at least a 15% increase in annual profit when compared to the greater of (a) the annual profit for 2005 or (b) the annual profit for the preceding year. The percentage increase in annual profit will be calculated by dividing (x) the excess (if any) of the annual profit for the current year over the greater of (1) the annual profit for the year 2005 and (2) the annual profit for the preceding year; by (y) the greater of (1) or (2). At each time restricted shares become vested, we will issue such shares and deliver to the appropriate participant 40% of such vested shares, and will continue to hold the remaining 60% of vested shares until the participant’s termination of full time employment (the “Retention Period”), at which time all such retained vested shares will be delivered to such participant. On April 6, 2007, upon certification of our financial statements for the fiscal year ended December 31, 2006 by our independent certified public accounting firm, 133,334 shares vested and issuance of these restricted shares is subject to approval by the Board of Directors at its next scheduled board meeting on June 26, 2007. No additional shares vested under the net profit awards during the three months ended March 31, 2007.

Share Price Restricted Stock Award

On December 23, 2005, the Committee, with General John T. Chain, Jr. abstaining, granted a share price restricted share award for 300,000 shares of restricted stock to James T. Taylor, our President and Chief Executive Officer. We refer to this award as the “Share Price Award.”  The restricted shares become “available shares” in 20,000 share increments based upon the highest “quarterly price” achieved during the term of such award. The “quarterly price” for a quarter will be equal to the lowest closing price per share of Thomas Group stock during any given calendar quarter, beginning with the quarter ending December 31, 2005. The 20,000 restricted shares become available shares if there is a “quarterly price” of at least $6.00, and an additional 20,000 restricted shares become available for every $1 increase (above $6.00) in the quarterly price so that, if the quarterly price reaches $20, all of the shares will become available shares. As of December 31, 2006, 100,000 restricted shares have become available shares since the date of the Share Price Award. On December 23, 2010 (the fifth anniversary of the date of grant), if the award has not previously terminated, the restrictions on all restricted shares which have become available shares will lapse.

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

Based on the lowest closing price per share of Thomas Group stock of $10.55 during the first quarter of 2007, no awards were earned in the three months ended March 31, 2007. Restricted shares granted under the award have become available shares as follows:

Quarter Ended	Lowest Closing Price	Available Shares
March 31, 2006	$6.97	20,000
June 30, 2006	$7.46	20,000
September 30, 2006	$8.38	20,000
December 31, 2006	$10.15	40,000
March 31, 2007	$10.55	—
Total		100,000

No consideration was paid for the shares and there were no proceeds from the award. Because the issuance of the shares was made in a private transaction with our president and CEO the issuance did not involve a public offering and, therefore, was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 3—Defaults Upon Senior Securities

None.

ITEM 4—Submission of Matters to a Vote of Security Holders

None.

ITEM 5—Other Information

None.

ITEM 6—Exhibits

Exhibits
3.1

Amended and Restated Certificate of Incorporation of Thomas Group filed July 10, 1998, with the State of Delaware Office of the Secretary of State (filed as Exhibit 3.1 to the Thomas Group Annual Report on Form 10-K405 for the year ended December 31, 1998 and incorporated herein by reference).

3.2	Amended and Restated By-Laws dated May 30, 2001 (filed as Exhibit 3.2 to the Thomas Group Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMAS GROUP, Inc.
Registrant

May 15, 2007	/s/ JAMES T. TAYLOR
Date	James T. Taylor
President and Chief Executive Officer

/s/ DAVID ENGLISH
David English
Vice-President and Chief Financial Officer

Thomas Group, Inc.
Form
Exhibit Index

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Thomas Group filed July 10, 1998, with the State of Delaware Office of the Secretary of State (filed as Exhibit 3.1 to the Thomas Group Annual Report on Form 10-K405 for the year ended December 31, 1998 and incorporated herein by reference).

3.2	Amended and Restated By-Laws dated May 30, 2001 (filed as Exhibit 3.2 to the Thomas Group Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.