Form 10-Q
period 2007-06-30
THOMAS GROUP INC
filed 2007-08-14
CIK 900017

Use these links to rapidly review the document
THOMAS GROUP, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22010

THOMAS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-0843540 (I.R.S. Employer Identification No.)
5221 North O'Connor Boulevard, Suite 500 Irving, TX 75039-3714 (Address of principal executive offices, including zip code)
(972) 869-3400 (Registrant's telephone number, including area code)

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

        As of August 3, 2007 there were 11,039,665 shares of the registrant's common stock outstanding.

THOMAS GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

THOMAS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$10,048	$8,484
Trade accounts receivable, net of allowance of $45 and $137 at June 30, 2007 and December 31, 2006, respectively	10,055	12,318
Unbilled receivables	95	352
Deferred tax asset, current	181	577
Income tax receivable	1,246	53
Other current assets	496	280

Total Current Assets	22,121	22,064
Property and equipment, net of accumulated depreciation of $1,420 and $2,144 at June 30, 2007 and December 31, 2006, respectively	1,453	616
Deferred tax asset, net of allowance of $117 at June 30, 2007 and December 31, 2006, respectively	1,241	1,294
Other assets	60	69

	$24,875	$24,043

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,354	$1,611
Accrued wages and benefits	2,045	1,889
Income taxes payable	100	683
Dividends payable	1,104	1,094

Total Current Liabilities	4,603	5,277
Other long-term obligations	295	103

Total Liabilities	4,898	5,380
Commitments and Contingencies
Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 13,589,541 and 13,490,630 shares issued and 11,035,665 and 10,936,754 shares outstanding at June 30, 2007 and December 31, 2006, respectively	$136	$135
Additional paid-in capital	30,366	30,476
Retained earnings	11,903	10,480
Accumulated other comprehensive gain	31	31
Treasury stock, 2,553,876 shares at June 30, 2007 and December 31, 2006, respectively, at cost	(22,459)	(22,459)

Total Stockholders' Equity	19,977	18,663

	$24,875	$24,043

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Consulting revenue before reimbursements	$13,808	$15,415	$28,491	$28,609
Reimbursements	150	155	373	257

Total revenue	13,958	15,570	28,864	28,866

Cost of sales before reimbursable expenses	6,731	6,987	13,929	13,783
Reimbursable expenses	150	155	373	257

Total cost of sales	6,881	7,142	14,302	14,040

Gross profit	7,077	8,428	14,562	14,826
Selling, general and administrative	4,313	4,381	8,974	7,817

Operating income	2,764	4,047	5,588	7,009
Interest income, net	142	67	246	122

Income from continuing operations before income taxes	2,906	4,114	5,834	7,131
Income taxes	1,024	1,567	2,154	2,408

Income from continuing operations	1,882	2,547	3,680	4,723
Loss on discontinued operations, net of related income taxes	—	3	—	3

Net income	$1,882	$2,544	$3,680	$4,720

Earnings per share:
Basic:
Income from continuing operations	$0.17	$0.24	$0.34	$0.44
Loss on discontinued operations, net of tax effect	—	—	—	—

Net income	$0.17	$0.24	$0.34	$0.44
Diluted:
Income from continuing operations	$0.17	$0.23	$0.33	$0.43
Loss on discontinued operations, net of tax effect	—	—	—	—

Net income	$0.17	$0.23	$0.33	$0.43
Weighted average shares:
Basic	10,943	10,722	10,940	10,812
Diluted	11,134	10,978	11,179	11,196
Dividends declared per common share	$0.100	$0.075	$0.200	$0.125

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$3,680	$4,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	189	168
Amortization	9	9
Loss on asset disposal	17	—
Gain on subleases	—	(16)
Stock based compensation expense	102	553
Cancellation of stock option grants	—	(43)
Decrease in deferred tax asset	448	438
Other	—	3
Change in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	2,263	(3,092)
(Increase) decrease in unbilled receivables	258	9
(Increase) decrease in other assets	(1,409)	(234)
Increase (decrease) in accounts payable and accrued liabilities	(17)	1,035
Increase (decrease) in other liabilities	(3)	(35)
Increase (decrease) in income taxes payable	(623)	(273)

Net cash provided by operating activities	4,914	3,242
Cash Flows From Investing Activities:
Proceeds from sale of assets	13	—
Capital expenditures	(831)	(256)

Net cash used in investing activities	(818)	(256)
Cash Flows From Financing Activities:
Issuance of common stock	1	3
Exercise of stock options and restricted stock	(499)	205
Dividends	(2,187)	(1,066)
Tax effect of option exercises	153	401

Net cash used in financing activities	(2,532)	(457)
Effect of exchange rate changes on cash	—	(2)

Net change in cash	1,564	2,527
Cash and cash equivalents
Beginning of period	8,484	3,481

End of period	$10,048	$6,008

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

        1.     Basis of Presentation—The unaudited consolidated financial statements of Thomas Group, Inc. (the "Company") include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of Thomas Group for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Thomas Group Form 10-K for the 2006 fiscal year, filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results of operations for the entire year ending December 31, 2007. Certain amounts from prior periods have been reclassified to conform to the 2007 presentation.

        2.     Earnings per Share—Basic earnings per share is based on the number of weighted average shares outstanding. Diluted earnings per share includes the effect of dilutive securities such as stock options and restricted stock awards expected to vest. The following table reconciles basic earnings per share to diluted earnings per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	In thousands, except per share data
Numerator:
Net income	$1,882	$2,544	$3,680	$4,720

Denominator:
Weighted average shares outstanding:
Basic	10,943	10,722	10,940	10,812
Effect of dilutive securities:
Common stock options	40	196	60	191
Restricted stock awards expected to vest	151	60	179	62

Diluted	11,134	10,978	11,179	11,065

Earnings per share:
Basic	$0.17	$0.24	$0.34	$0.44
Diluted	$0.17	$0.23	$0.33	$0.43

        Stock options outstanding that are not included in the diluted earnings per share computation, due to the anti-dilutive effects, were approximately 29,000 and 5,000 for the three and six month periods ended June 30, 2007, respectively, and approximately 52,000 and 274,000 for the three and six month periods ended June 30, 2006, respectively. Such options are excluded due to exercise prices exceeding the average market value of Thomas Group common stock.

        3.     Stock Based Compensation—We grant incentive and non-qualified stock options and had reserved 3,550,000 shares of common stock for issuance under our 1988, 1992 and 1997 stock option plans, of which 384,712 shares remain authorized and available for grant. Options to purchase shares of Thomas Group common stock have been granted to directors, officers and employees. The majority of the options granted become exercisable at the rate of 20% per year, and generally expire ten years after the date of grant. At June 30, 2007, options to purchase 298,900 shares of our common stock were outstanding and exercisable.

        Since the adoption of our 2005 Omnibus Stock and Incentive Plan ("2005 Plan"), we have granted restricted stock awards to employees representing 720,000 shares of our common stock pursuant to this Plan. The majority of these awards vest annually over a three-year period if we achieve certain established profit levels during such time. One of these awards vests quarterly over a five-year period based on the per share market price of our common stock. The awards automatically terminate and expire on the earlier of (i) the date on which all restricted shares have become vested shares, or (ii) the date the Holder's full-time employment with us is terminated for any reason, and upon the date of such separation all restricted shares which have not previously vested will be permanently forfeited. The 2005 Plan will terminate on December 20, 2015. Shares are not delivered to the Holder until all restrictions on the shares have lapsed under the terms of the individual award. At June 30, 2007, 280,000 shares remain authorized and available for grant under the 2005 Plan.

        Prior to October 1, 2005, we accounted for our stock option plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost was initially reflected in net income for the three or nine month periods ending September 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, as part of the restatement resulting from the review of stock option granting procedures, described in more detail in Note 15 to the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, the financial statements for the three and nine month periods ending September 30, 2005 now include amounts to reflect stock based employee compensation. Effective October 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment," which revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" using the modified prospective application method. Under the modified prospective application method of adoption selected by us under the provisions of FASB Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," compensation cost recognized in the three and six month periods ended June 30, 2007 and 2006, is the same as would have been recognized had the recognition provisions of FAS 123 been applied from our original effective date. The fair values of stock options were estimated at the date of grant using the Black-Scholes model and the restricted stock awards were estimated using the binomial lattice method. Both pricing models use a risk-free interest rate based on the U.S. 10-year Treasury Bond yield. Beginning in October 2005, with the adoption of FAS 123(R), the expected lives of stock options and grants are estimated using the term of the awards granted and historical experience. The expected lives of the restricted stock awards are based on the anticipated time to maturity of the individual awards, typically between one and five years. This information is summarized as follows:

	June 30,
	2007	2006
Dividend yield	4%	3%
Expected volatility	72%	73%
Risk free interest rate	5%	5%
Expected life (years) of stock options	5	5

        On November 10, 2005, the FASB issued Staff Position No. 123(R)-3 ("FSP 123R-3"), "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." The Company

elected not to adopt the alternative transition method provided in FSP 123R-3, which provides an alternative (and simplified) method to calculate the pool of excess income tax benefits upon the adoption of SFAS No. 123(R), and chose the transition method presented in FAS 123(R).

        4.     Significant Clients—We recorded revenue from one client, CACI, Inc.—Federal, a wholly owned subsidiary of CACI International, Inc. ("CACI") (www.caci.com), of $5.8 million, or 41% of revenue, and $11.9 million, or 41% of revenue, for the three and six month periods ended June 30, 2007, respectively. Revenue from the same client totaled $7.1 million, or 45% of revenue, and $14.7 million, or 51% of revenue, for the three and six month periods ended June 30, 2006, respectively. All revenues derived from CACI represent contracts with the United States Navy in which we utilize CACI as the prime contractor.

        We recorded revenue from a second client, the United States Navy (the "Navy"), of $6.6 million, or 47% of revenue, and $13.5 million, or 47% or revenue, for the three and six month periods ended June 30, 2007, respectively. Revenue from the same client totaled $7.3 million, or 47% of revenue, and $12.1 million, or 42% of revenue, for the three and six month periods ended June 30, 2006, respectively.

        There were no other clients from whom revenue exceeded 10% of total revenue in the three or six month periods ended June 30, 2007 and 2006, respectively.

        5.     Concentration of Credit Risk—Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade receivables. We encounter a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. Accounts receivable from CACI totaled $4.1 million and $4.8 million, or 40% and 38% of accounts receivable, at June 30, 2007 and December 31, 2006, respectively. Accounts receivable from another client, the Navy, totaled $4.7 million and $5.8 million, or 46% of accounts receivable, at June 30, 2007 and December 31, 2006, respectively. Accounts receivable from all customers dependent on the financial condition of the Navy totaled $9.3 million and $10.9 million, or 91% and 87% of accounts receivable, at June 30, 2007 and December 31, 2006, respectively.

        6.     Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
	2007	2006
	In thousands of dollars
Interest paid	$4	$10
Taxes paid	$3,527	$1,836
Non-cash investing activities:
Leasehold improvements	$224	$—

        7.     Geographical Data—We operate in one industry segment and conduct our business primarily in North America with minimal activity in Asia/Pacific and Europe. Information regarding these areas follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
North America	$13,926	$15,544	$28,832	$28,836
Asia/Pacific	—	26	—	30
Europe	32	—	32	—

Total Revenue	$13,958	$15,570	$28,864	$28,866

Gross profit:
North America	$7,066	$8,407	$14,551	$14,807
Asia/Pacific	—	21	—	19
Europe	11	—	11	—

Total gross profit	$7,077	$8,428	$14,562	$14,826

	June, 2007	December 31, 2006
Long-lived assets:
North America	$1,513	$685
Asia/Pacific	—	—
Europe	—	—

Total	$1,513	$685

        8.     Property and Equipment—Our office lease in Troy, Michigan expired on March 31, 2007. As a result, we sold or disposed of a significant portion of the office space's equipment and furniture and recognized a loss of $17,000. During the six months ended June 30, 2007, we made significant acquisitions of equipment and furniture for, and improvements to, our training facilities in our office space located in Irving, Texas. This activity is summarized below:

	Equipment	Furniture and Fixtures	Leasehold Improvements	Computer Software	Accumulated Depreciation	Total
	In thousands of dollars
January 1, 2007	$1,065	$561	$817	$317	$(2,144)	$616
Additions:
Cash	411	54	339	27	—	831
Non-cash	—	—	224	—	(189)	35
Disposals	(456)	(74)	(412)		913	(29)

June 30, 2007	$1,020	$541	$968	$344	$(1,420)	$1,453

        9.     Stockholders' Equity

  Stock Options

        For the three and six month periods ended June 30, 2007, credits to expense from stock option cancellations was $0. For the three and six months ended June 30, 2006, credits to expense from stock option cancellations was $0 and $43,000, respectively. At June 30, 2007, there are no nonvested stock options or remaining stock based compensation costs related to outstanding stock options. A summary of the status of our stock options for the six months ended June 30, 2007 is presented below.

Common Option Shares	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	356,248	$9.12
Granted	—	—
Exercised	(2,488)	9.13
Expired	(54,860)	8.78
Cancelled	—	—

Outstanding at June 30, 2007	298,900	$9.18

Options exercisable at June 30, 2007	298,900
Weighted average grant-date fair value of options granted		—
Weighted average life of outstanding options (years)		1.4

  Restricted Stock

        Total expense related to restricted stock awards was $299,000 and $102,000 for the three and six month periods ended June 30, 2007, respectively. The second quarter of 2007 included a reversal of $0.2 million related to amounts accrued in the first quarter of 2007. Total expense related to restricted stock awards was $291,000 and $554,000 for the three and six months ended June 30, 2006, respectively. At June 30, 2007, there was approximately $3.1 million of stock based compensation costs related to nonvested restricted stock awards to be recognized over an average vesting period of 5.8 years. A summary of the status of our restricted stock awards to employees for the six months ended June 30, 2007 is presented below:

Restricted Stock	Shares	Weighted Average Exercise Price
Outstanding grants at January 1, 2007	700,000	$0.00
Awards granted	20,000	0.00
Vested	(133,334)	0.00

Outstanding grants at June 30, 2007	586,666	$0.00

Weighted average grant-date fair value of restricted stock granted		$12.18
Weighted average life of outstanding awards (years)		5.8

	Fully Restricted(1)	Available(2)	Vested(3)	Total
Restricted stock awards at January 1, 2007	600,000	100,000	—	700,000
Change in restricted status	(133,334)	—	133,334	—
Awards granted	20,000	—	—	20,000
Forfeitures	—	—	—	—

Restricted stock awards at June 30, 2007	486,666	100,000	133,334	720,000

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

(3)
Vested Shares are shares on which all restrictions have lapsed under the terms of the award, and have been issued to the holder as unrestricted shares, constitute issued and outstanding common stock and the holder has all rights, powers and privileges of a holder of unrestricted shares of Thomas Group stock.

  Stock Appreciation Rights ("SAR")

        Effective April 8, 2003, we entered into a SARs agreement with James T. Taylor, our current President and CEO, granting him 99,351 SARs at a price of $0.42 per SAR. The SARs were exercisable in full or in part immediately upon grant and entitled Mr. Taylor to a cash payment equal to the fair market value (defined as the last reported sale price of our common stock on the Nasdaq Capital Market on the last business day of the quarter immediately preceding the quarter in which an exercise occurs) of a share of Thomas Group common stock over $0.42 per share. On September 25, 2006, Mr. Taylor notified us of his election to exercise the SARs in their entirety, and the resulting payment to be made was reviewed by our Audit Committee of the Board of Directors. On October 25, 2006, the Audit Committee determined the closing price of $14.02 on June 30, 2006, as reported on the Nasdaq Capital Market, was the fair market value for purposes of this SAR exercise, and approved payment to the SAR holder under the terms of the agreement. On October 25, 2006, $1.35 million was paid to Mr. Taylor under the terms of the agreement, less required withholding taxes.

        The total amount recorded for SARs expense was $0 for the three and six month periods ended June 30, 2007. The total amount recorded for the SAR expense was $525,000 and $394,000 for the three and six months ended June 30, 2006.

        There were no additional SARs issued during the three and six month periods ended June 30, 2007 or 2006, respectively, and no SARs were outstanding and exercisable at June 30, 2007 or December 31, 2006.

        10.   Income Taxes

        We follow SFAS No. 109, "Accounting for Income Taxes," which requires use of the asset and liability method of accounting for deferred income taxes and providing deferred income taxes for all significant temporary differences.

        Income tax expense of $2.2 million for the first half of 2007 reflected an effective rate of 37%, compared to $2.4 million, or an effective rate of 34%, for the first half of 2006. The reduced effective rate in 2006 is the result of a reduction in the deferred tax valuation allowance of $0.3 million during the first quarter of 2006 which created a tax benefit of $0.03 per diluted share in that quarter. Beginning in 2001, we provided a valuation allowance for the full amount of our net deferred tax assets. During the three months ended March 31, 2006, we determined the future sources of taxable income, the reversing of temporary differences and other tax planning strategies will be sufficient to realize certain components of our deferred tax asset. Therefore, approximately $0.3 million of the deferred tax asset valuation allowance was removed during the three months ended March 31, 2006. At December 31, 2006, after further evaluation of operating results of the most recent three-year period and comparison of all positive and negative evidence, we determined that a valuation allowance was only appropriate on approximately $117,000 of the net operating loss carryforward, due to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Therefore, we removed $1.5 million of the valuation allowance, which decreased income tax expense and increased assets. As of June 30, 2007, our valuation allowance was approximately $117,000.

        We adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $40,000 increase in the liability for unrecognized tax benefits, which was recorded as a reduction of retained earnings in our Consolidated Balance Sheets at January 1, 2007. We see no significant changes to the facts and circumstances underlying ours reserves and allowances. We recognize deductible interest accrued related to tax penalties as interest expense in our Consolidated Statements of Operations and we recognize non-deductible accrued interest and penalties as income tax expense in our Consolidated Statements of Operations. During the three and six month periods ended June 30, 2007, we recorded no interest and penalties.

        We are currently under a routine audit by the Internal Revenue Service ("IRS") for the calendar year 2005 and are currently subject to the statutes of limitations for federal and state income taxes in the states in which we perform our services.

        11.   Discontinued Operations—In the second quarter of 2005, we committed to an exit plan related to our wholly owned subsidiary in Switzerland. This action was taken in response to declining revenue and cash flows from the operations of this subsidiary during 2004 and 2005. All existing revenue contracts of this subsidiary were completed in the second quarter of 2004, and the subsidiary had no significant assets or operations. Selling efforts during 2004 and the first quarter of 2005 were unsuccessful, and as a result, management decided to liquidate the Swiss subsidiary. In December 2005, we liquidated the remaining investment in our Swiss subsidiaries and will have no significant continuing involvement in Switzerland. We eliminated the operations and cash flows of the Swiss subsidiaries from ongoing operations, and have presented the results of the Swiss subsidiaries as discontinued operations for all periods. There were no payments made during the three and six month periods ended June 30, 2007 related to exit activities and, as of June 30, 2007, there were no accrued costs related to the exit activities of this subsidiary. The effect of the discontinued Swiss operations was $0, net of tax, or $0.00 per diluted share, for the three and six month periods ended June 30, 2007. For the three and six months ended June 30, 2006, approximately $53,000 and $93,000, respectively, in cash was paid related to exit activities and at June 30, 2006 there was approximately $72,000 in accrued compensation, legal, and other administrative costs was classified as a current liability based on the expected completion date of the liquidation. The effect of the discontinued Swiss operations was $3,000, net of tax, or $0.00 per diluted share, for the three and six month periods ended June 30, 2006.

        The presentation of all prior periods is revised to reflect the Swiss operations as discontinued operations.

        12.   Comprehensive Income or Loss—Comprehensive income or loss includes all changes in equity (foreign currency translation), except those resulting from investments by owners and distributions to owners. For the three and six month periods ended June 30, 2007 and 2006, net income is the only component of comprehensive income.

        13.   Sublease activity—On August 1, 2006, we were notified that the subtenant of our Reston, Virginia office space had filed bankruptcy under Chapter 7 of the U.S. Bankruptcy code on July 31, 2006. On September 28, 2006, we signed an occupancy agreement with the bankruptcy trustee. The terms provided rent payments by the bankruptcy trustee at approximately the same monthly rate as the subtenant previously paid through December 31, 2006, and as of January 1, 2007, the subtenant no longer occupied our office space. The remaining rent reserve balance of approximately $92,000 at June 30, 2007, is being amortized ratably against rent expense until the expiration of the lease on October 31, 2007.

        14.   Financing Agreement—On December 15, 2006, we entered into a credit agreement with JPMorgan Chase Bank, N.A. This credit agreement forms the basis of a $5.5 million revolving line of credit maturing March 31, 2009. Interest on the outstanding amount under the credit facility is payable either quarterly or at the end of the applicable LIBOR interest period elected by us, at a rate equal to, at our option, either (i) the bank's prime rate then currently in effect minus 1.5% or (ii) the LIBOR rate plus 1.25%. Our obligations under the credit facility are secured by a security interest in our accounts and related collateral as well as a security interest in our equity ownership of all subsidiaries. The credit agreement limits our ability to, among other things, make certain distributions and dividends, incur liens, dispose of our assets and consummate any merger, certain acquisitions and other business combination transactions. We are also required to meet certain financial covenants under the credit agreement, including maintaining a minimum tangible net worth as defined in the credit agreement.

        Prior to August 31, 2006, and during 2005 and 2004, we utilized a $5.5 million revolving line of credit with Bank of America, N.A. For the three and six month periods ended June 30, 2007 and 2006, we had no borrowings or repayments on our current or former credit facility and we had no outstanding balance on our current credit facility as of June 30, 2007 or December 31, 2006. At June 30, 2007 and December 31, 2006, we were in compliance with all of our debt covenants.

        15.   Review of Stock Option Grant Practices—As previously announced on February 2, 2007, our Board of Directors, with concurrence and oversight by our Audit Committee, which is comprised solely of independent directors, initiated a review of our historical stock option practices and related accounting during the period 1988 to 2006. This voluntary review was initiated in connection with our assessment of our historical capitalization documentation and not in response to any specific concerns from within Thomas Group about option practices or any inquiry from the Securities and Exchange Commission or any other regulatory agency. The review was conducted with the assistance of our outside legal counsel and specially-retained forensic accountants. Based on the preliminary findings of this review, we restated our financial statements and related footnote disclosures for fiscal years ending December 31, 2002 through 2005 and the first three quarters of the 2006 fiscal year.

        The investigation has been completed and our Board of Directors received a report on the results of that investigation on March 30, 2007 from our outside counsel and specially-retained forensic accountants. At that time, such counsel and accountants also submitted recommendations for proposed remedial measures to the Board, which are outlined below. Those proposals did not include any remedial measures pertaining to our directors or senior management team. Except as noted below, those recommendations were reviewed by the Board for possible implementation. After consideration of the report, the Board affirmed its confidence in our senior management team and their continued ability to sign certifications with respect to our periodic SEC reports and our financial statements. We self reported the internal investigation and the restatement to the Securities and Exchange Commission and cooperated with informational or other requests from the SEC. On June 8, 2007, the SEC formally notified us that its investigation related to our historical stock option granting practices had been terminated and that no enforcement action had been recommended.

        During the course of the internal investigation, the investigation team reviewed available electronic and hard copy documentation and conducted interviews of selected current and former officers, directors and employees.

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

        During the review period, we granted options under the following circumstances: (i) grants to new employees at or near start dates;(ii) grants as part of an annual review process; (iii) grants to employees on their fifth and tenth year anniversaries; (iv) grants that were awarded to a key group of officers and employees; (v) grants made in connection with business developed through the Company's CEO center; (vi) periodic grants to directors for Board service; and (vii) grants made periodically to employees for other reasons. Documents identified pursuant to which CEOs prior to 2003 made option grants include notices of grant awards, stock option agreements, memos, notes and emails directing employees to document the granting of stock options.

        Based on our historical process deficiencies noted above, we concluded that we were required to adjust the accounting measurement dates for certain of our stock option grants as more fully discussed below. In addition to the process deficiencies noted above that allowed grants to be made without proper stock option plan or Delaware statutory approval, our investigation also identified some evidence that could be construed as manipulative for certain option grants and option exercises, including the following:(i) evidence of possible rearward selection of certain grant dates and exercise prices, including due to administrative delays in initiation and/or finalization of stock option terms; (ii) the use of an incorrect calculation to determine exercise prices under two of our stock option plans; (iii) evidence of the extension of expiration dates of certain stock option grants not properly accounted for; (iv) evidence that a limited number of rank and file employees were allowed to exercise options after expiration dates and (v) evidence of the possible rearward selection of an exercise date in one case. Notwithstanding the foregoing, the investigation team concluded that the totality of the information obtained and reviewed does not indicate that (i) stock option grants were intentionally back-dated on a widespread basis in order to obtain more favorable pricing for directors, officers or employees or (ii) option exercises were intentionally manipulated on a widespread basis. The investigation team also concluded that our internal control over financial reporting and our legal processes in connection with stock option grants and exercises have been ineffective.

        In connection with the investigation, the investigation team made the following recommendations with respect to proposed remedial measures: (i) establish modified accounting measurement dates for option grants not properly authorized by either Board or Compensation Committee resolutions, which we did in connection with the restatement; (ii) in order to correct the lack of complete legal documentation, adopt resolutions ratifying all prior option grants that may not have been previously authorized by specific Board or Compensation Committee resolutions, which resolutions were adopted by the Board on March 30, 2007; (iii) adopt and document an effective system of internal control over financial reporting that govern our stock option granting and/or other equity award processes; and (iv) adopt written equity granting practices and procedures that provide for option grants or other equity awards only by our Compensation Committee, consisting of outside independent directors, and that equity awards be made only on a quarterly basis during a meeting of the Compensation Committee.

        Based upon the results of the investigation, we established an accounting measurement date for each grant in accordance with the earliest evidence that the recipient of the grant as well as the number of shares subject to such award were set with finality as described in more detail below. We also concluded that, on balance, our process deficiencies and lack of historical documentation of certain stock option grants did not preclude us from concluding, from an accounting perspective, that such options had been properly granted or that such stock options should be accounted for on a date other than the purported date of grant reflected in our stock option administration software. For stock option grants that were not otherwise evidenced by specific Board or Compensation Committee action, we have determined that it is appropriate to rely upon ancillary documentation that was found in our files and records, when such documentation confirms stock options had been granted. This conclusion is supported by Hein & Associates, our independent public accounting firm. This conclusion is also supported by the SEC's published September 2006 guidance, which generally indicates that the accounting for stock options may depend on the facts and circumstances surrounding a company's stock option grant practices when definitive documentation is not available.

        In conducting the review of our stock option practices, the investigation team reviewed all available documentation, including but not limited to corporate minute books, Board of Directors' packages, employment offer letters, employment agreements, notices of stock option grants, stock option agreements and personnel files. We focused on the identified documentation and other evidence that support a determination that a stock option grant was awarded with finality, even if such documentation was not sufficient to otherwise support a conclusion that all necessary legal steps were taken to authorize such an award. In particular, we focused on correspondence or agreements with employees that indicate the employees knew stock option awards were outstanding. We also relied upon internal documents that indicate we recognized the awards were outstanding. Where ancillary documentation existed for a stock option grant and was dated, we determined to use the date of earliest supporting documentation in establishing a revised measurement date. We used the following documents in establishing revised measurement dates:

  •
  Offer letters

  •
  Notices of grant awards

  •
  Section 16 filings

  •
  Stock option grant lists

  •
  Company worksheets prepared to support earnings per share alculations

  •
  Other correspondence to employees recognizing existence of outstanding stock option grants

  •
  Director and officer questionnaires listing outstanding stock option grants

        In connection with the internal investigation, our Board of Directors, with the approval of our Audit Committee, determined that the cumulative non-cash stock-based compensation expense adjustment was material and that our consolidated financial statements for each of the first three quarters of fiscal year ended December 31, 2006, each of the quarters in the fiscal year ended December 31, 2005 and the fiscal years ended December 31, 2005 and 2004 as well as the selected consolidated financial data for the fiscal years ended December 31, 2003 and 2002 should be restated to record additional stock-based compensation expense resulting from stock options granted during 1993 to 2003 that were incorrectly accounted for under GAAP, and related income tax effects.

        We also analyzed the impact of our investigation related to Internal Revenue Code Section 162(m), which provides for a $1 million tax deduction cap on compensation awarded to certain top executives that is not considered performance-based. After completing our analysis, we determined that Section 162(m) may apply to option exercises in 2006 for 180,649 shares held by James T. Taylor, our CEO, which, when combined with other applicable employee remuneration, will be limited to a tax deduction of $1 million in 2006. We estimate the non-deductible amount for 2006 to be approximately $381,000, which will result in increased taxes of approximately $133,000.

        We have determined that the cumulative, pre-tax, non-cash stock-based compensation expense resulting from revised measurement dates was approximately $2.1 million during the period from our initial public offering in August 1993 through December 31, 2006. The adjustments relate to options covering approximately 1.9 million shares. We recorded additional stock-based compensation expense of $5,532, $48,567 and $53,722 for the fiscal years ended December 31, 2006, 2005 and 2004, respectively, and $2.0 million for fiscal years ending prior to fiscal 2002. Previously reported total revenues were not impacted by our restatement. The table below reflects the cumulative effect on our stockholders' equity during the period from our initial public offering in August 1993 through December 31, 2006 (in thousands):

Decrease in cumulative net income and retained earnings:
Stock-based compensation expense	$(2,119)
Estimated tax related penalties and interest on underpayment deficiencies	(101)

Decrease in pretax profit	(2,220)
Income tax benefit, net	111

Decrease in cumulative net income and retained earnings		$(2,109)
Increase to additional paid-in capital:
Stock-based compensation expense	2,119

Increase in additional paid-in capital		2,119

Increase in stockholders' equity at December 31, 2006		$10

        The table below reflects the breakdown by year of the cumulative adjustment to retained earnings. Our consolidated financial statements included in previously filed periodic reports with the SEC for such periods have not been amended. The consolidated financial statements included in our December 31, 2006 Annual Report on Form 10-K have been restated. (in thousands)

	Stock-based compensation expense	Estimated taxes, Interest and penalties(1)	Income tax benefit, net	Total adjustments
Years ended December 31,
1993	$(84)	$—	$—	$(84)
1994	(187)	—	—	(187)
1995	(362)	—	—	(362)
1996	(326)	—	—	(326)
1997	(196)	—	—	(196)
1998	(312)	—	—	(312)
1999	(29)	—	—	(29)
2000	(225)	—	—	(225)
2001	(170)	—	—	(170)

Cumulative effect at December 31, 2001	$(1,891)	—	—	(1,891)

	Net income (loss) as reported					Net income (loss) as reported
Years ended December 31,
2002	$(7,718)	(49)	—	11	(38)	$(7,756)
2003	$712	(71)	—	26	(45)	$667
2004	$1,475	(54)	—	20	(34)	$1,441
2005	$6,752	(49)	—	20	(29)	$6,723
2006		(5)	(101)	34	(72)

Cumulative effect at December 31, 2006		$(2,119)	$(101)	$111	$(2,109)

(1)
Estimated taxes, interest and penalties on stock options for which a revised measurement date resulted in a non-qualified, or discounted stock option.

        The following table illustrates the effect of the restatement on net income and earnings per share for the three and six months ended June 30, 2006:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	In thousands of dollars
Net income, as reported	$2,563	$4,746
Deduct: Stock-based employee compensation expense	(29)	(39)
Add: Income tax benefit	10	13

Net income, as restated	$2,544	$4,720
Earnings (loss) per share
Basic:
As reported	$0.24	$0.44
Deduct: Stock-based employee compensation expense	—	—
Add: Income tax benefit	—	—

As restated	$0.24	$0.44
Diluted:
As reported	$0.23	$0.44
Deduct: Stock-based employee compensation expense	—	—
Add: Income tax benefit	—	—

As restated	$0.23	$0.43

        In connection with the restatement of our consolidated financial statements discussed above, we assessed the impact of the findings of our internal investigation into our historical stock option grant practices and other tax matters on our reported income tax benefits and deductions, including income tax deductions previously taken for cash and stock-based executive compensation under the provisions of Section 162(m). In connection with that assessment, we determined that no adjustments were required to our (i) income tax expense previously reported in our Consolidated Statements of Income; (ii) tax benefits on stock option exercises previously reported in our Consolidated Statements of Cash Flows and Consolidated Statement of Changes in Stockholders' Equity or (iii) deferred tax assets previously reported in our Consolidated Balance Sheets.

        We have recorded $101,230 of income tax benefit in our Consolidated Statements of Income for the year ended December 31, 2006 and in our Consolidated Balance Sheets at December 31, 2006 to recognize deferred income tax assets on stock-based compensation relating to unexercised stock options. This amount is not included in the tables above because it is a fourth quarter 2006 entry, and not part of the restatement.

        Section 409A of the Internal Revenue Code ("Section 409A") provides that option holders with options granted with a below-market exercise price, to the extent the options were not vested as of December 31, 2004, may be subject to adverse Federal income tax consequences. Holders of these options will likely be required to recognize taxable income at the date of vesting for those options vesting after December 31, 2004, rather than upon exercise, on the difference between the amount of the fair market value of our common stock on the date of vesting and the exercise price, plus an additional 20 percent penalty tax and interest on any income tax to be paid. To the extent this process is available to affected employees, we have decided to follow the IRS Settlement Offer issued in February 2007 to pay penalty and interest to the IRS on behalf of the employees and potentially gross-up employees for tax costs.The IRS Settlement Offer is available for exercises of discounted stock rights by all employees and former employees, other than those who were Section 16 persons on the grant date of the discounted stock rights and those who are currently Section 16 persons, who exercised a discounted stock right in 2006.

        Certain grants of stock options made during the period under investigation were priced below fair market value, rather than at fair market value. Consequently, certain grants intended to be classified as ISOs, requiring pricing at no less than fair market value on the date of grant, should have been classified as nonqualified stock options, or NQs. Given the significant differences in the tax treatment between ISOs and NQs, we underreported or underwithheld certain payroll taxes for those options which were exercised during the period through 2006. We have recorded certain tax liabilities related to these issues in the period of exercise with related penalties and interest charged in subsequent periods, except for periods closed by the statute of limitations where no liability is recorded. We intend to pursue a negotiated settlement with the IRS as soon as practicable; however, there can be no assurance that we will settle these issues for amounts consistent with the estimated liabilities we have recorded. In the aggregate, the financial impact of these tax errors was approximately $0.1 million and is included in the adjustment.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement Under The Private Securities Litigation Reform Act:

        Various sections contained or incorporated by reference in this report include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. Such statements may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "could," "may," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning. These statements are not historical facts or guarantees of future performance but instead represent only our belief at the time the statements were made regarding future events, which are subject to significant risks, uncertainties and other factors, many of which are outside of our control. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties which may cause actual results and outcomes to differ materially from what we express or forecast in these forward-looking statements. Additional discussion of risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements is included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. All forward-looking statements made in this report are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed in this report will increase with the passage of time. We undertake no duty to update after the date of this report any forward-looking statement to reflect future events or changes in our beliefs or expectations.

Overview

        We are an operations and process improvement services firm headquartered in Irving, Texas that provides process improvement solutions that enhance business efficiency, competitiveness and financial performance. We develop and employ methodologies to transform the processes, procedures and people within our clients' organizations to enable more efficient and seamless operations. Our methodologies address business processes throughout the "Extended Enterprise." Extended Enterprise is a term we use to describe the full spectrum of a client's value chain from its suppliers, through its internal operations, and to its customers.

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

  •
  cost savings;

  •
  product yields;

  •
  inventory turns; and

  •
  return on assets.

        To deliver these solutions, we utilize our staff of professionals, whom we refer to as "Resultants™," who average over 25 years of business experience. To manage our client engagements, our Resultants typically leverage our Process Value Management, or PVM, approach, which incorporates our proprietary Total Cycle Time®, or TCT®, methodology along with other industry accepted process improvement methodologies. PVM is used to manage client engagements, identify process inefficiencies and implement change within our clients in order to achieve a total transformation to what we refer to as the "Process Managed Enterprise." A Process Managed Enterprise is one in which management focus and systems are centered on customers and managed around processes.

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

        We generally derive our revenue from fees for the implementation of business operations improvement programs delivered by our Resultants. Total revenue consists of fees and other billings derived from fixed fees, task-based fees, incentive fees and reimbursed travel expenses. Our fee type and structure for each client engagement is dependant on a number of variables, including the size of the client, the complexity and geographic dispersion of its business, the level of the opportunity for us to improve the client's processes and other factors.

        Fixed fee revenue is recognized on the proportional performance model (which approximates the percentage completion method), based on direct labor hours expended. In order to calculate the completion ratio on a given project, time and effort to date are divided by the total estimated time and effort for the entire project. This ratio is then multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date. Revenues attributable to fixed fees were 7% and 8% of consolidated revenue for the three and six month periods ended June 30, 2007, respectively. Revenues attributable to fixed fees were 6% of consolidated revenue for both the three and six month periods ended June 30, 2006.

        Task-based fees are recognized as revenue when the task is completed or the deliverable is received by the client. Typically, task-based revenue recognition involves the delivery of a report, minutes or some other evidence of completion. Revenues attributable to task-based fees were 92% and 91% of consolidated revenue for the three and six month periods ended June 30, 2007, respectively. Revenues attributable to task-based fees were 93% of consolidated revenue for both the three and six month periods ended June 30, 2006.

        Incentive fees are tied to improvements in a variety of client performance measures typically involving cycle time, asset utilization and productivity. Incentive fee revenue is recognized in the period in which the related client improvements are achieved. Our typical incentive fee agreements predefine performance improvement standards that form the basis of our incentive fees earned. Incentive fees are affected by a client's business performance and prevailing economic conditions, both of which are out of our control, and may cause variability in revenue and profit margins earned on such engagements. We do not recognize revenue until the client has agreed that performance improvements have in fact been achieved. Revenues attributable to incentive fees were 0% of consolidated revenue for each of the three and six month periods ended June 30, 2007 and 2006. As of August 3, 2007, we had no contractual agreements for incentive fees.

        Reimbursement revenue represents the client's repayment of our mutually agreed upon travel expenses as incurred. All billable travel expenses are submitted to and approved by the client.

Revenues attributable to reimbursement were 1% of consolidated revenue for each of the three and six month periods ended June 30, 2007 and 2006.

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

        In addition to our United States operations, we have minimal activities in the Asia/Pacific region and Europe. Some of our revenue related transactions have been denominated in the local currency where the client is located. The majority of our operating expenses for our subsidiaries have been denominated in the local currency of the subsidiary. Therefore, we are exposed to currency fluctuation risks. See Item 3, "Quantitative and Qualitative Disclosure About Market Risk."

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

        In addition to timing differences arising from operating assets and liabilities, we also record deferred tax assets for the tax benefits of net operating losses and foreign tax credits. For United States federal tax purposes, at December 31, 2002, we had net operating loss ("NOL") carryovers of approximately $4.2 million. Under the Section 382 limitation, discussed below, $0.7 million was used to offset United States taxable income in 2003. In 2004, $0.2 million expired under Section 382, but an $8.1 million in United States net operating loss was generated, resulting in a balance of $11.4 million at December 31, 2004. In 2005, we used $8.1 million of the net operating loss to offset United States taxable income and used $0.2 million of the net operating loss carryforward limited under Section 382, resulting in a net operating loss carryforward balance of $3.1 million at December 31, 2005. In 2006, we used $0.2 million of the net operating loss carryforward balance of $2.9 million at December 31, 2006. We had unused foreign tax credit carryovers of $0.8 million, on December 31, 2002. These credits were converted to deductions and amended returns were filed for the appropriate years, leaving approximately $3,000 in foreign tax credits which were utilized in 2005. In Asia, we used our remaining $0.7 million of net operating loss carryovers to offset taxable income in 2004.

        In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the uncertainty of our ability to utilize our net deferred tax assets, primarily due to the Section 382 limitation discussed above, we provided a valuation allowance of $1.4 million against net deferred tax assets of $1.4 million, leaving a net deferred tax asset of approximately $33,000 at September 30, 2006. At December 31, 2006, after further evaluation of operating results of the most recent three-year period and comparison of all positive and negative evidence, we determined that a valuation allowance was only appropriate on approximately $117,000 of the NOL carryforward, due to annual limitations under Section 382. Therefore, we removed $1.5 million of the valuation allowance, which decreased income tax expense and increased assets. As of June 30, 2007 and December 31, 2006, our valuation allowance was approximately $117,000.

        If future analyses of the positive and negative evidence indicates that it is more likely than not that some portion or all of the net deferred tax asset will not be realized, a partial or full valuation allowance may be required, which could have a negative impact on net income in the period that it becomes more likely than not that deferred tax assets will not be realized.

        We adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $40,000 increase in the liability for unrecognized tax benefits, which was recorded as a reduction of retained earnings in our Consolidated Balance Sheets at January 1, 2007. We see no significant changes to the facts and circumstances underlying our reserves and allowances. We recognize deductible interest accrued related to tax penalties as interest expense in our Consolidated Statements of Operations and we recognize non-deductible accrued interest and penalties as income tax expense in our Consolidated Statements of Operations. During the three and six month periods ended June 30, 2007, we recorded no interest and penalties.

        We are currently under routine audit by the Internal Revenue Service ("IRS") for the calendar year 2005 and are currently subject to the statutes of limitations for federal and state income taxes in the states in which we perform our services.

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

Results of Operations

        The following table sets forth the percentages which items in the statement of operations bear to revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.3%	45.9%	49.6%	48.6%

Gross profit	50.7%	54.1%	50.4%	51.4%
Selling, general and administrative	30.9%	27.9%	31.0%	27.0%
Sublease losses	—%	—%	—%	—%

Operating income	19.8%	26.2%	19.4%	24.4%
Interest income (expense), net	1.0%	0.4%	0.8%	0.4%

Income from continuing operations before income taxes	20.8%	26.6%	20.2%	24.8%
Income taxes	7.3%	10.1%	7.5%	8.4%

Income from continuing operations	13.5%	16.5%	12.7%	16.4%
Loss on discontinued operations, net of related income taxes	—%	—%	—%	—%

Net income	13.5%	16.5%	12.7%	16.4%

Three Month Period Ended June 30, 2007 Compared to the Three Month Period Ended June 30, 2006

        Revenue—In the second quarter of 2007, revenue decreased $1.6 million, or 10%, to $14.0 million from $15.6 million in the second quarter of 2006. Fixed fee revenue was $1.0 million, or 7% of revenue, in the second quarter of 2007, compared to $1.0 million, or 6% of revenue, in the second quarter of 2006. Task based revenue was $12.8 million, or 92% of revenue, in the second quarter of 2007, compared to $14.4 million, or 93% of revenue, in the second quarter of 2006. During the second quarter of 2007 and 2006, and as of August 3, 2007, we had no active incentive based contracts.

        Reimbursements were $0.2 million, or 1% of revenue, in the second quarters of 2007 and 2006.

        North America region revenue decreased $1.6 million, or 10%, to $14.0 million in the second quarter of 2007 compared to $15.6 million in the second quarter of 2006. Revenue from commercial clients remained constant at $1.2 million in the second quarters of 2007 and 2006. Revenue from United States government contracts decreased $1.6 million, or 11%, to $12.8 million in the second quarter of 2007 compared to $14.4 million in the second quarter of 2006.

        During the second quarter of 2007, we recorded $32,000 in revenue from a client located in Europe. Although we discontinued our Europe operations in 2006, we maintain strategic relationships in Europe through whom we may periodically obtain business. Europe revenue was $0 for the three and six months ended June 30, 2006.

        Our Asia/Pacific region revenue decreased to $0 in the second quarter of 2007 from $26,000 in the second quarter of 2006. The decrease is due to non-recurring services provided during the second quarter of 2006. We currently retain limited sales and marketing operations in Asia.

        Gross Profit—Gross profit margins were 51% of revenue, or $7.1 million, in the second quarter of 2007, compared to 54%, or $8.4 million, in the second quarter of 2006. Costs of sales consists of direct labor, travel, and other direct costs incurred by our Resultants to provide services to our clients and to complete client related projects, including training. The decrease in our gross profit margin is primarily attributable to lower utilization of our Resultants during 2007.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses decreased $0.1 million to $4.3 million in the second quarter of 2007, or 31% of revenue, from $4.4 million, or 28% of revenue, in the second quarter of 2006. The dollar decrease is primarily due to savings in executive compensation compared to the prior year, offset by the increased usage of outside professional services.

        Sublease Losses—During June 2006, we terminated a portion of our Detroit, Michigan office lease and its related sublease agreement resulting in a gain of $16,000. As of June 30, 2007, the remaining rent reserve balance of approximately $92,000 relates to our Reston, Virginia office, and is being amortized ratably against rent expense until the expiration of the lease on October 31, 2007.

Six Month Period Ended June 30, 2007 Compared to the Six Month Period Ended June 30, 2006

        Revenue—Revenue was $28.9 million during the first halves of both 2007 and 2006. Fixed fee revenue was $2.4 million, or 8% of revenue, in the first half of 2007, compared to $1.8 million, or 6% of revenue, in the first half of 2006. Task based revenue was $26.1 million, or 91% of revenue, in the first half of 2007, compared to $26.8 million, or 93% of revenue, in the first half of 2006. During the first half of 2007 and 2006, and as of August 3, 2007, we had no active incentive based contracts.

        Reimbursements were $0.4 million, or 1%, of revenue in the first half of 2007, compared to $0.3 million, or 1%, of revenue in the first half of 2006.

        North America region revenues were $28.9 during the first halves of both 2007 and 2006. Revenue from commercial clients increased $0.7 million, or 33%, to $2.8 million compared to $2.1 million during the first half of 2006. Revenue from United States government contracts decreased $0.7 million, or 3%, to $26.1 million in the first half of 2007 compared to $26.8 million in the first half of 2006.

        During the second quarter of 2007, we recorded $32,000 in revenue from a client located in Europe. Although we discontinued our Europe operations in 2006, we maintain strategic relationships in Europe through whom we may periodically obtain business. Europe revenue was $0 for the three and six months ended June 30, 2006.

        Our Asia/Pacific region revenue decreased to $0 in the first half of 2007 from $30,000 in the first half of 2006. The decrease is due to non-recurring services provided during the first half of 2006. We currently retain limited sales and marketing operations in Asia.

        Gross Profit—Gross profit margins were 50% of revenue, or $14.6 million, in the first half of 2007, compared to 51%, or $14.8 million, in the first half of 2006. The decrease in our gross profit margin is primarily attributable to lower utilization of our Resultants during 2007.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $1.2 million to $9.0 million, or 31% of revenue, in the first half of 2007 compared to $7.8 million, or 27% of revenue, in the first half of 2006. The increase consists of a $0.7 million increase in legal and accounting costs related to the review of the Company's historical stock option practices, $0.4 million in other legal and accounting costs and $0.3 million in other S,G&A expenses, offset by a $0.2 million savings in executive compensation when compared to the first half of 2006.

        Sublease Losses—In June 2006, we terminated a portion of our Detroit, Michigan office lease and its related sublease agreement resulting in a gain of $16,000. As of June 30, 2007, the remaining rent reserve balance of approximately $92,000 relates to our Reston, Virginia office, and is being amortized ratably against rent expense until the expiration of the lease on October 31, 2007.

Liquidity and Capital Resources

        Cash and cash equivalents increased by $1.6 million during the first half of 2007 compared to a $2.5 million increase during the first half of 2006. The major components of these changes are discussed below:

        Cash Flows from Operating Activities—Net cash provided by operating activities was $4.9 million in the first half of 2007, compared to $3.2 million in the first half of 2006. The increase in net cash provided is primarily due to the collection of past due accounts receivable balances in the first quarter of 2007.

        Cash Flows from Investing Activities—Net cash used in investing activities of $818,000 for the first half of 2007 consisted primarily of improvements to the training facility located inside our Irving, TX office, compared to $256,000 for the first half of 2006 for upgrades to computer hardware and software.

        Cash Flows from Financing Activities—Net cash used in financing activities for the first half of 2007 was $2.5 million, primarily consisting of $0.3 million for the net tax effect of stock issuances and $2.2 million for the payment of dividends. Cash used for financing activities for the first half of 2006 was $0.5 million, consisting of $1.1 million in dividends paid offset by $0.6 million in cash and tax benefit received from option holders upon the exercise of outstanding stock options.

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

$5.5 million Credit Facility with JPMorgan Chase Bank, N.A.

        On December 15, 2006, we entered into a credit agreement with JPMorgan Chase Bank, N.A. The senior secured revolving credit facility will be used for ongoing working capital needs and general corporate purposes. At June 30, 2007 and December 31, 2006, no amounts were outstanding under this credit facility. This credit facility will mature on March 31, 2009, at which time it will terminate and all outstanding amounts shall be due and payable. The obligations under the senior secured revolving credit facility are secured by first priority liens on all of our accounts and proceeds thereof.

        We may prepay all loans under the senior secured revolving credit facility at any time without premium or penalty (other than customary LIBOR breakage costs and payment of accrued interest), subject to certain notice requirements. Amounts borrowed and repaid under the senior secured revolving credit facility may be reborrowed. Indebtedness under the senior secured revolving credit facility bears interest at our option at either the bank's reference rate minus 1.50% or LIBOR plus 1.25%. We incur quarterly commitment fees based on the unused amount of the credit facility.

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

        In March 2007, we signed an amendment to the credit facility that increases the capital expenditures we can incurr in compliance with the terms of the credit agreement. The capital expenditure limit was increased to $1.0 million for the year ending December 31, 2007 from the original limit of $0.5 million annually. Effective January 1, 2008, the annual limit reverts to $0.5 million.

        As of June 30, 2007, we had no material commitments for capital expenditures or off-balance sheet arrangements.

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

        As discussed in "Note 15 to the financial statements," as a result of our internal investigation into our stock option grant practices, we restated certain of our previously filed financial statements and recorded cumulative adjustments for non-cash stock-based compensation expense totaling $2.2 million. While these expenses are non-cash, the tax related impacts are expected to require the use of cash. At December 31, 2006, we had recorded approximately $101,000 of additional taxes, penalty and interest payable related to the exercise of certain incentive stock options. We intend to discuss a settlement with the Internal Revenue Service for a lesser amount. We also expect to pay approximately $46,000 in penalty and interest taxes related to revised measurement dates under Section 409A in the second half of 2007 from cash flows from operating activities.

        Inflation—Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the three and six month periods ended June 30, 2007 or 2006. However, there can be no assurance our business will not be affected by inflation in the future.

Stock Option Investigation

        Our Board of Directors, with concurrence and oversight by our Audit Committee, which is comprised solely of independent directors, initiated an independent investigation into our historical stock option practices and related accounting covering the period from 1988 to 2006. As a result of this voluntary investigation, we recorded additional stock based compensation expense and related tax liabilities for certain stock option grants made during the review period and restated our consolidated financial statements and related footnote disclosures for fiscal years ending December 31, 2002 through 2005 and the first three quarters of the 2006 fiscal year. For a discussion of the results of this investigation and a summary of the restatement, see Note 15 to the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

        We voluntarily contacted the SEC regarding this investigation into our stock option grant practices, and on June 8, 2007, the SEC formally notified us that its investigation relating to our historical stock option granting practices had been terminated and that no enforcement action had been recommended.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

        We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. Our credit agreement provides for borrowings, which bear interest at the bank's prime rate then currently in effect minus 1.5%, or the LIBOR rate plus 1.25%, if elected. Since January 1, 1994, the prime rate has fluctuated between 9.5% and 4% and the 1-year LIBOR rate has fluctuated between 7.5% and 1.2%. Based on the volatility of the prime rate in recent years, a five-percentage point increase in interest rates would have resulted in $0 of additional interest expense in the half of 2007. Through August 3, 2007, we had no borrowings or repayments on our revolving line of credit. The outstanding balance at August 3, 2007 was $0.

Foreign Exchange Rate Risk

        Due to our limited foreign operations in Asia, we are exposed to transaction adjustments with respect to foreign currency. Our functional currency is the United States dollar. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. There is no translation adjustment to the separate component of stockholders' equity or adjustment to comprehensive income. We incurred foreign exchange losses of $145 and $2,006 for the first half of 2007 and 2006, respectively. At June 30, 2007, the effect of a 10% increase in foreign exchange rates would have resulted in a $656 foreign currency exchange loss on our non-United States denominated assets and a $10 foreign exchange gain on our non-United States denominated liabilities. As such, the net effect of a 10% increase in our foreign exchange rates, at June 30, 2007, would have been a $646 foreign currency exchange loss. We believe that operating under United States dollar functional currency, combined with transacting business in countries with traditionally stable currencies mitigates the effect of any near-term foreign currency transaction adjustments on Thomas Group's financial position, results of operations and cash flows.

        We have not engaged in foreign currency hedging transactions nor do we have any derivative financial instruments. However, going forward, we will assess the need to enter into hedging transactions to limit our risk due to fluctuations in exchange rates.

ITEM 4—CONTROLS AND PROCEDURES

        Based on the evaluation of the our disclosure controls and procedures as of the end of the period covered by this quarterly report, James T. Taylor, our President and Chief Executive Officer, and David English, our Vice President, Chief Financial Officer, Secretary, and Treasurer, have concluded that, as of June 30, 2007, in their judgment, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us, including our subsidiaries, in the reports we file, or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive

Officer and Vice President, Chief Financial Officer, Secretary, and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        There were no changes in our internal controls over financial reporting during Thomas Group's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

        We self reported the internal investigation into our historical stock option practices and related restatement to the Securities and Exchange Commission and cooperated with all informational and other requests from the SEC. In June 2007, the SEC notified us that its investigation of our historical stock option granting practices had been terminated with no enforcement action recommended to the Commission.

        We may become subject to various claims and other legal matters, such as collection matters initiated by us in the ordinary course of conducting our business. We believe neither such claims and legal matters nor the cost of prosecuting and/or defending such claims and legal matters will have a material adverse effect on our consolidated results of operations, financial condition or cash flows. No material claims are currently pending; however, no assurances can be given that future claims, if any, will not be material.

        We are currently under routine audit by the Internal Revenue Service ("IRS") for the calendar year 2005. As of August 3, 2007, no material adjustments have been proposed. We do not anticipate any material impact on our financial statements as a result of this audit.

ITEM 1A—Risk Factors

        There have been no material changes from the information previously reported under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

Restricted Stock Awards

Net Profit Based Restricted Stock Awards

        On December 20, 2005, the Compensation Committee of our Board of Directors, with General John T. Chain, Jr. abstaining, granted net profit restricted share awards (i) for the future issuance of 300,000 restricted shares of our common stock to James T. Taylor, our President and Chief Executive Officer, and (ii) for the future issuance of 50,000 restricted shares of our common stock to David English, our Chief Financial Officer. On April 27, 2006, the Committee, with General John T. Chain, Jr. abstaining, granted a net profit restricted share award for the future issuance of 50,000 restricted shares of our common stock to Terry D. Stinson, our President North America Region—Commercial. On February 27, 2007, the Committee, with General John T. Chain abstaining, granted a net profit restricted share award for the future issuance of 20,000 shares of our common stock to Thad Wolfe, our President—Government, Air Force. We refer to these awards collectively as the "Net Profit Awards." The restrictions on one-third of the restricted shares to be issued to each officer will lapse (that is, such restricted shares will become "vested") on the last day of each fiscal year in which we achieve at least a 15% increase in annual profit when compared to the greater of (a) the annual profit for 2005 or (b) the annual profit for the preceding year. The percentage increase in annual profit will be calculated by dividing (x) the excess (if any) of the annual profit for the current year over the greater of (1) the annual profit for the year 2005 and (2) the annual profit for the preceding year; by (y) the greater of (1) or (2). At each time restricted shares become vested, we will issue such shares and deliver to the appropriate participant 40% of such vested shares, and will continue to hold the remaining 60% of vested shares until the participant's termination of full time employment (the "Retention Period"), at which time all such retained vested shares will be delivered to such participant. On April 6, 2007, upon certification of our financial statements for the fiscal year ended December 31, 2006 by our independent certified public accounting firm, 133,334 shares vested and issuance of these restricted shares was approved by the Board of Directors at its June 26, 2007 meeting. No additional shares vested under the net profit awards during the three and six month periods ended June 30, 2007. No consideration was paid for the shares and there were no proceeds to the company from these awards. The awards and the shares issued thereunder were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

Share Price Restricted Stock Award

        On December 23, 2005, the Compensation Committee of our Board of Directors, pursuant to our 2005 Omnibus Stock Award and Incentive Plan, with General John T. Chain, Jr. abstaining, granted a share price restricted share award for 300,000 shares of restricted stock to James T. Taylor, our President and Chief Executive Officer. We refer to this award as the "Share Price Award." The restricted shares become "available shares" in 20,000 share increments based upon the highest "quarterly price" achieved during the term of such award. The "quarterly price" for a quarter will be equal to the lowest closing price per share of Thomas Group stock during any given calendar quarter, beginning with the quarter ending December 31, 2005. The 20,000 restricted shares become available shares if there is a "quarterly price" of at least $6.00, and an additional 20,000 restricted shares become available for every $1 increase (above $6.00) in the quarterly price so that, if the quarterly price reaches $20, all of the shares will become available shares. As of December 31, 2006, 100,000 restricted shares have become available shares since the date of the Share Price Award. On December 23, 2010 (the fifth anniversary of the date of grant), if the award has not previously terminated, the restrictions on all restricted shares which have become available shares will lapse.

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

        Based on the lowest closing price of Thomas Group stock of $8.68 per share during the second quarter of 2007 and $10.55 per share during the first quarter of 2007, no awards were earned in the three and six month periods ended June 30, 2007. Restricted shares granted under the award have become available shares as follows:

Quarter Ended	Lowest Closing Price per Share	Available Shares
March 31, 2006	$6.97	20,000
June 30, 2006	$7.46	20,000
September 30, 2006	$8.38	20,000
December 31, 2006	$10.15	40,000
March 31, 2007	$10.55	—
June 30, 2007	$8.68	—

Total		100,000

        No consideration was paid for the shares and there were no proceeds to the Company from the award. The award and the shares issued thereunder were issued in a private transaction with our president and CEO and did not involve a public offering and, therefore, was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3—Defaults Upon Senior Securities

        None.

ITEM 4—Submission of Matters to a Vote of Security Holders

        On June 26, 2007, we held our Annual Meeting of Stockholders. A total of 10,515,158 shares out of 10,939,242 shares outstanding were represented in person or by proxy at the meeting. At the Annual Meeting, the following matters were addressed:

          (1)   John T. Chain, Jr., Edward P. Evans, Dorsey R. Gardner, David B. Mathis and James T. Taylor were elected as directors to serve for a one-year term until the 2008 Annual Meeting. Voting results for these nominees are summarized below:

	Number of Shares
	For	Withheld	Broker Non-Votes
John T. Chain, Jr.	10,260,993	254,165	—
Edward P. Evans	10,237,393	277,765	—
Dorsey R. Gardner	10,479,768	35,390	—
David B. Mathis	10,291,093	224,065	—
James T. Taylor	10,501,868	13,290	—

          (2)   Stockholders ratified the appointment of Hein & Associates LLP as the Company's independent registered public accounting firm for fiscal year 2007 as set forth in Proposal 2 of the Thomas Group Proxy Statement dated April 30, 2007. Voting results are summarized as follows:

Number of Shares
For	Against	Abstained
10,497,168	16,599	1,391

ITEM 5—Other Information

        None.

ITEM 6—Exhibits

Exhibits
3.1	Amended and Restated Certificate of Incorporation of Thomas Group filed July 10, 1998, with the State of Delaware Office of the Secretary of State (filed as Exhibit 3.1 to the Thomas Group Annual Report on Form 10-K405 for the year ended December 31, 1998 and incorporated herein by reference).
3.2	Amended and Restated By-Laws dated May 30, 2001 (filed as Exhibit 3.2 to the Thomas Group Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).
10.1	Amendment to the Amended and Restated Note and Warrant Purchase Agreement between Thomas Group, General John T. Chain and Edward P. Evans, dated April 27, 2007 (filed as Exhibit 10.1 to the Thomas Group Current Report on Form 8-K, dated April 27, 2007 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMAS GROUP, INC. Registrant
August 14, 2007 Date	/s/ JAMES T. TAYLOR James T. Taylor President and Chief Executive Officer
/s/ DAVID ENGLISH David English Vice-President and Chief Financial Officer

Thomas Group, Inc.
Form
Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Thomas Group filed July 10, 1998, with the State of Delaware Office of the Secretary of State (filed as Exhibit 3.1 to the Thomas Group Annual Report on Form 10-K405 for the year ended December 31, 1998 and incorporated herein by reference).
3.2	Amended and Restated By-Laws dated May 30, 2001 (filed as Exhibit 3.2 to the Thomas Group Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).
10.1	Amendment to the Amended and Restated Note and Warrant Purchase Agreement between Thomas Group, General John T. Chain and Edward P. Evans, dated April 27, 2007 (filed as Exhibit 10.1 to the Thomas Group Current Report on Form 8-K, dated April 27, 2007 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.