Form 10-Q
period 2007-09-30
THOMAS GROUP INC
filed 2007-11-13
CIK 900017

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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

        As of October 29, 2007, there were 11,039,665 shares of the registrant's common stock outstanding.

THOMAS GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1—Financial Statements

THOMAS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$10,545	$8,484
Trade accounts receivable, net of allowance of $45 and $137 at September 30, 2007 and December 31, 2006, respectively	9,857	12,318
Unbilled receivables	55	352
Deferred tax asset, current, net of allowance of $25 at September 30, 2007 and $0 at December 31, 2006, respectively	313	577
Income tax receivable	997	53
Other current assets	406	280

Total Current Assets	22,173	22,064
Property and equipment, net of accumulated depreciation of $1,547 and $2,144 at September 30, 2007 and December 31, 2006, respectively	1,374	616
Deferred tax asset, net of allowance of $92 at September 30, 2007 and $117 at December 31, 2006, respectively	1,142	1,294
Other assets	55	69

	$24,744	$24,043

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,410	$1,611
Accrued wages and benefits	1,280	1,889
Income taxes payable	84	683
Dividends payable	1,153	1,094

Total Current Liabilities	3,927	5,277
Other long-term obligations	248	103

Total Liabilities	4,175	5,380
Commitments and Contingencies
Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 13,593,541 and 13,490,630 shares issued and 11,039,665 and 10,936,754 shares outstanding at September 30, 2007 and December 31, 2006, respectively	$136	$135
Additional paid-in capital	30,151	30,476
Retained earnings	12,710	10,480
Accumulated other comprehensive gain	31	31
Treasury stock, 2,553,876 shares at September 30, 2007 and December 31, 2006, respectively, at cost	(22,459)	(22,459)

Total Stockholders' Equity	20,569	18,663

	$24,744	$24,043

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Consulting revenue before reimbursements	$13,387	$15,693	$41,878	$44,302
Reimbursements	83	166	456	423

Total revenue	13,470	15,859	42,334	44,725

Cost of sales before reimbursable expenses	6,290	6,961	20,219	20,744
Reimbursable expenses	83	166	456	423

Total cost of sales	6,373	7,127	20,675	21,167

Gross profit	7,097	8,732	21,659	23,558
Selling, general and administrative	4,199	4,380	13,173	12,197

Operating income	2,898	4,352	8,486	11,361
Interest income, net	140	111	386	233

Income from continuing operations before income taxes	3,038	4,463	8,872	11,594
Income taxes	1,117	1,491	3,271	3,899

Income from continuing operations	1,921	2,972	5,601	7,695
Gain on discontinued operations, net of related income taxes	—	(4)	—	(1)

Net income	$1,921	$2,976	$5,601	$7,696

Earnings per share:
Basic:
Income from continuing operations	$0.17	$0.27	$0.51	$0.71
(Gain)/loss on discontinued operations, net of tax effect	—	—	—	—

Net income	$0.17	$0.27	$0.51	$0.71
Diluted:
Income from continuing operations	$0.17	$0.27	$0.50	$0.70
(Gain)/loss on discontinued operations, net of tax effect	—	—	—	—

Net Income	$0.17	$0.27	$0.50	$0.70
Weighted average shares:
Basic	11,039	10,921	10,974	10,771
Diluted	11,121	11,084	11,201	10,997

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$5,601	$7,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	316	255
Amortization	14	14
Loss on asset disposal	18	—
Gain on subleases	—	(16)
Stock based compensation expense	153	867
Cancellation of stock option grants	—	(53)
Other	—	5
Change in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	2,461	(1,681)
(Increase) decrease in unbilled receivables	297	(545)
(Increase) decrease in other assets	(654)	(160)
Increase (decrease) in accounts payable and accrued liabilities	(738)	1,357
Increase (decrease) in other liabilities	—	(35)
Increase (decrease) in income taxes payable	(639)	347

Net cash provided by operating activities	6,829	8,051
Cash Flows From Investing Activities:
Proceeds from sale of assets	13	—
Capital expenditures	(879)	(272)

Net cash used in investing activities	(866)	(272)
Cash Flows From Financing Activities:
Issuance of common stock	1	3
Exercise of stock options and restricted stock	(461)	372
Tax effect of stock option exercises	(151)	395
Dividends	(3,291)	(1,884)

Net cash used in financing activities	(3,902)	(1,114)
Effect of exchange rate changes on cash	—	(2)

Net change in cash	2,061	6,663
Cash and cash equivalents
Beginning of period	8,484	3,481

End of period	$10,545	$10,144

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

        1.     Basis of Presentation—The unaudited consolidated financial statements of Thomas Group, Inc. (the "Company") include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of Thomas Group for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Thomas Group Form 10-K for the 2006 fiscal year, filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results of operations for the entire year ending December 31, 2007. Certain amounts from prior periods have been reclassified to conform to the 2007 presentation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	In thousands, except per share data
Numerator:
Net income	$1,921	$2,976	$5,601	$7,696

Denominator:
Weighted average shares outstanding:
Basic	11,039	10,921	10,974	10,771
Effect of dilutive securities:
Common stock options	16	65	45	154
Restricted stock awards expected to vest	66	98	182	72

Diluted	11,121	11,084	11,201	10,997

Earnings per share:
Basic	$0.17	$0.27	$0.51	$0.71
Diluted	$0.17	$0.27	$0.50	$0.70

        Stock options and warrants outstanding that are not included in the diluted earnings per share computation due to the antidilutive effects were approximately 82,000 and 27,000 for the three and nine month periods ended September 30, 2007, and 33,000 and 86,000 for the three and nine month periods ended September 30, 2006, respectively. Such options and warrants are excluded due to exercise prices exceeding the average market value of Thomas Group's common stock.

        3.     Stock Based Compensation—We grant incentive and non-qualified stock options and had reserved 3,550,000 shares of common stock for issuance under our 1988, 1992 and 1997 stock option plans, of which none remain available for grant. Options to purchase shares of Thomas Group common stock have been granted to directors, officers and employees. The majority of the options granted become exercisable at the rate of 20% per year, and generally expire ten years after the date of grant. At September 30, 2007, options to purchase 293,629 shares of our common stock were outstanding and exercisable.

        Since the adoption of our 2005 Omnibus Stock and Incentive Plan ("2005 Plan"), we have granted restricted stock awards to employees representing 720,000 shares of our common stock pursuant to this Plan. The majority of these awards vest annually over a three-year period if we achieve certain established profit levels during such time. One of these awards vests quarterly over a five-year period based on the per share market price of our common stock. The awards automatically terminate and expire on the earlier of (i) the date on which all restricted shares have become vested shares, or (ii) the date the Holder's full-time employment with us is terminated for any reason, and upon the date of such termination all restricted shares which have not previously vested will be permanently forfeited. Shares are not delivered to the Holder until all restrictions on the shares have lapsed under the terms of the individual award. At September 30, 2007, 313,000 shares remain authorized and available for grant under the 2005 Plan. The 2005 Plan will terminate on December 20, 2015.

        Prior to October 1, 2005, we accounted for its stock option plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost was reflected in net income for the three or nine month periods ending September 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, as part of the restatement resulting from the review of stock option granting procedures, described in more detail in Note 15 to the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, the financial statements for the three and nine month periods ending September 30, 2005, now include amounts to reflect stock based employee compensation. Effective October 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment," which revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" using the modified prospective application method. Under the modified prospective application method of adoption selected under the provisions of FASB Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," compensation cost recognized in the three and nine months ended September 30, 2006 is the same as that which would have been recognized had the recognition provisions of FAS 123 been applied from its original effective date. The fair value of stock options were estimated at the date of grant using the Black-Scholes model and the restricted stock awards were estimated using the binomial lattice method. Both pricing models use a risk-free interest rate based on the U.S. 10-year Treasury Bond yield. Beginning in October 2005, with the adoption of FAS 123(R), the expected life of stock options and grants are estimated using the term of the awards granted and historical experience. The expected life of the restricted stock awards are based on the anticipated time to maturity of the individual award, typically between one and five years. This information is summarized as follows:

	Three Months Ended September 30,
	2007	2006
Dividend yield	5%	3%
Expected volatility	72%	73%
Risk free interest rate	5%	5%
Expected life (years) of stock options	5	5

        On November 10, 2005, the FASB issued Staff Position No. 123(R)-3 ("FSP 123R-3"), "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." We elected not to adopt the alternative transition method provided in FSP 123R-3, which provides an alternative (and simplified) method to calculate the pool of excess income tax benefits upon the adoption of SFAS No. 123(R), and chose the transition method presented in FAS 123(R).

        4.     Significant Clients—We recorded revenue from one client, CACI, Inc.—Federal, a wholly owned subsidiary of CACI International, Inc. ("CACI") (www.caci.com), of $5.7 million, or 43% of revenue, and $17.6 million, or 42% of revenue, for the three and nine month periods ended September 30, 2007, respectively. Revenue from the same client totaled $7.3 million, or 46% of revenue, and $22 million, or 49% of revenue, for the three and nine month periods ended September 30, 2006, respectively. All revenues derived from CACI represent contracts with the United States Navy in which we utilize CACI as the prime contractor.

        We recorded revenue from a second client, the United States Navy (the "Navy"), of $6.1 million, or 46% of revenue, and $19.6 million, or 46% of revenue, for the three and nine month periods ended September 30, 2007, respectively. Revenue from the same client totaled $7.2 million, or 45% of revenue, and $19.3 million, or 43% of revenue, for the three and nine month periods ended September 30, 2006, respectively.

        There were no other clients from whom revenue exceeded 10% of total revenue in the three and nine month periods ended September 30, 2007 and 2006, respectively.

        5.     Concentration of Credit Risk—Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade receivables. We encounter a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. Accounts receivable from our largest customer, CACI, totaled $4.1 million and $4.8 million, or 41% and 38%, of accounts receivable at September 30, 2007 and December 31, 2006, respectively. Accounts receivable from another client, the Navy, totaled $4.3 million and $5.8 million, or 42% and 46%, of accounts receivable at September 30, 2007 and December 31, 2006, respectively. Accounts receivable from all customers dependent on the financial condition of the Navy totaled $8.8 million and $10.9 million, or 88% and 87%, of accounts receivable at September 30, 2007 and December 31, 2006, respectively.

        6.     Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
	2007	2006
	In thousands of dollars
Interest paid	$8	$16
Taxes paid	$4,578	$3,258
Non-cash investing activities:
Leasehold improvements	$225	—

        7.     Geographical Data—We operate in one industry segment and conduct our business primarily in North America with minimal activity in Asia/Pacific and Europe. Information regarding these areas follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	In thousands of dollars
Revenue:
North America	$13,434	$15,817	$42,266	$44,654
Europe	12		44
Asia/Pacific	24	42	24	71

Total revenue	$13,470	$15,859	$42,334	$44,725

Gross profit:
North America	$7,074	$8,710	$21,625	$23,517
Europe	10		21
Asia/Pacific	13	22	13	41

Total gross profit	$7,097	$8,732	$21,659	$23,558

	September 30, 2007	December 31, 2006
	In thousands of dollars
Long-lived assets:
North America	$1,429	$685
Asia/Pacific	—	—

	$1,429	$685

        8.     Property and Equipment—Our office lease in Troy, Michigan expired on March 31, 2007. As a result, we sold or disposed of a significant portion of the office space's equipment and furniture and recognized a loss of $18,000. During the nine months ended September 30, 2007, we made significant acquisitions of equipment and furniture for, and improvements to, our training facilities in our office space located in Irving, Texas. This activity is summarized below:

	Equipment	Furniture and Fixtures	Leasehold Improvements	Computer Software	Accumulated Depreciation	Total
	In thousands of dollars
January 1, 2007	$1,065	$561	$817	$317	$(2,144)	$616
Additions:
Cash	442	54	352	31	—	879
Non-cash	—	—	225	—		225
Depreciation					(316)	(316)
Disposals	(456)	(74)	(413)		913	(30)

September 30, 2007	$1,051	$541	$981	$348	$(1,547)	$1,374

        9.     Stockholder's Equity

  Options

        For the three and nine months ended September 30, 2007, credits to expense from stock option cancellations was $0. For the three and nine months ended September 30, 2006, credits to expense from stock option cancellations were $10 and $53,000, respectively. A summary of the status of our's stock options to employees for the nine months ended September 30, 2007 is presented below.

Common Option Shares	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	356,248	$9.12
Granted	—	—
Exercised	(6,488)	9.28
Expired	(55,931)	8.84
Cancelled	(200)	12.29

Outstanding at September 30, 2007	293,629	$9.16

Options exercisable at September 30, 2007	293,629	9.16
Weighted average grant-date fair value of options granted		$—
Weighted average life of options outstanding (years)		1.17

  Restricted Stock Awards

        Total expense related to restricted stock awards was $52,000 and $153,000 for the three and nine month periods ended September 30, 2007, respectively. The second quarter of 2007 included a reversal of $0.2 million related to amounts accrued in the first quarter of 2007. Total expense related to restricted stock awards was $314,000 and $867,000 for the three and nine months ended September 30, 2006, respectively. At September 30, 2007, there was approximately $2.8 million of stock based compensation costs related to nonvested restricted stock awards to be recognized over an average vesting period of 5.4 years. A summary of the status of our restricted stock awards to employees for the nine months ended September 30, 2007 is presented below:

Restricted Stock Awards	Shares	Weighted Average Exercise Price
Outstanding awards at January 1, 2007	700,000	$0.00
Awards granted	20,000	0.00
Vested	(133,334)	0.00
Forfeited	(33,333)	0.00

Outstanding grants at September 30, 2007	553,333	$0.00

Weighted average grant-date fair value of awards granted		$12.18
Weighted average life of outstanding awards (years)		5.4

	Fully Restricted(1)	Available(2)	Vested(3)	Total
Restricted stock awards at January 1, 2007	600,000	100,000	—	700,000
Change in restricted status	(133,334)	—	133,334	—
Awards granted	20,000	—	—	20,000
Forfeitures	(33,333)	—	—	(33,333)

Restricted stock awards at September 30, 2007	453,333	100,000	133,334	686,667

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

        The total amount recorded for SARs expense was $0 for the three and nine month periods ended September 30, 2007. The total amount recorded for the SAR expense was $175,000 and $569,000 for the three and nine months ended September 30, 2006.

        There were no additional SARs issued during the three and nine month periods ended September 30, 2007, or the comparative periods of 2006 and no SARs were outstanding and exercisable at September 30, 2007, or December 31, 2006.

        10.   Income Taxes—We follow SFAS No. 109, "Accounting for Income Taxes," which requires use of the asset and liability method of accounting for deferred income taxes and providing deferred income taxes for all significant temporary differences.

        Income tax expense of $3.3 million for the first nine months of 2007 reflected an effective rate of 37%, compared to $3.9 million, or an effective rate of 34%, for the first nine months of 2006. The lower effective rate in 2006 was the result of a reduction in the deferred tax valuation allowance of $0.3 million during the first quarter of 2006 which created a tax benefit of $0.03 per diluted share in that quarter. Beginning in 2001, we provided a valuation allowance for the full amount of our net deferred tax assets. During the three months ended March 31, 2006, we determined the future sources of taxable income, the reversing of temporary differences and other tax planning strategies will be sufficient to realize certain components of our deferred tax asset. Therefore, approximately $0.3 million of the deferred tax asset valuation allowance was removed during the three months ended March 31, 2006. At December 31, 2006, after further evaluation of operating results of the most recent three-year period and comparison of all positive and negative evidence, we determined that a valuation allowance was only appropriate on approximately $117,000 of the net operating loss carryforward, due to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Therefore, we removed $1.5 million of the valuation allowance, which decreased income tax expense and increased assets. As of September 30, 2007, our valuation allowance was approximately $117,000.

        We adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $40,000 increase in the liability for unrecognized tax benefits, which was recorded as a reduction of retained earnings in our Consolidated Balance Sheets at January 1, 2007. We see no significant changes to the facts and circumstances underlying ours reserves and allowances. We recognize deductible interest accrued related to tax penalties as interest expense in our Consolidated Statements of Operations and we recognize non-deductible accrued interest and penalties as income tax expense in our Consolidated Statements of Operations. We recorded $0 and $11,000 in non-deductible penalties and interest during the three and nine month periods ended September 30, 2007, respectively.

        As of September 30, we were under a routine audit by the Internal Revenue Service ("IRS") for the calendar year 2005 and are currently subject to the statutes of limitations for federal and state income taxes in the states in which we perform our services.

        11.   Discontinued Operations—In the second quarter of 2005, we committed to an exit plan related to our wholly owned subsidiary in Switzerland. This action was taken in response to declining revenue and cash flows from the operations of this subsidiary during 2004 and 2005. All existing revenue contracts of this subsidiary were completed in the second quarter of 2004, and the subsidiary had no significant assets or operations. Selling efforts during 2004 and the first quarter of 2005 were unsuccessful, and as a result, management decided to liquidate the Swiss subsidiary. In December 2005, we liquidated the remaining investment in our Swiss subsidiaries and will have no significant continuing involvement in Switzerland. We eliminated the operations and cash flows of the Swiss subsidiaries from ongoing operations, and have presented the results of the Swiss subsidiaries as discontinued operations for all periods. There were no payments made during the three and nine month periods ended September 30, 2007 related to exit activities and, as of September 30, 2007, there were no accrued costs related to the exit activities of this subsidiary. The effect of the discontinued Swiss operations was $0, net of tax, or $0.00 per diluted share, for the three and nine month periods ended September 30, 2007. For the three and nine months ended September 30, 2006, approximately $63,000 and $156,000, respectively, in cash was paid related to exit activities. The effect of the discontinued Swiss operations was a gain of $4,000, net of tax, or $0.00 per diluted share, for the three months ended September 30, 2006, and a gain of $1,000, net of tax, or $0.00 per diluted share, for the nine months ended September 30, 2006.

        The presentation of all prior periods is revised to reflect the Swiss operations as discontinued operations.

        12.   Comprehensive Income or Loss—Comprehensive income or loss includes all changes in equity (foreign currency translation), except those resulting from investments by owners and distributions to owners. For the three and nine month periods ended September 30, 2007 and 2006, net income is the only component of comprehensive income.

        13.   Sublease activity—On August 1, 2006, we were notified that the subtenant of our Reston, Virginia office space had filed bankruptcy under Chapter 7 of the U.S. Bankruptcy Code on July 31, 2006. On September 28, 2006, we signed an occupancy agreement with the bankruptcy trustee. The terms provided rent payments by the bankruptcy trustee at approximately the same monthly rate as the subtenant previously paid through December 31, 2006, and as of January 1, 2007, the subtenant no longer occupied our office space. The remaining rent reserve balance of approximately $23,000 at September 30, 2007, is being amortized ratably against rent expense until the expiration of the lease on October 31, 2007.

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

        For the three and nine month periods ended September 30, 2007 and 2006, we had no borrowings or repayments on our current or former credit facility and we had no outstanding balance on our current credit facility as of September 30, 2007, or December 31, 2006. At September 30, 2007, and at December 31, 2006, we were in compliance with all of our debt covenants.

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

        Based on our historical process deficiencies noted above, we concluded that we were required to adjust the accounting measurement dates for certain of our stock option grants as more fully discussed below. In addition to the process deficiencies noted above that allowed grants to be made without proper stock option plan or Delaware statutory approval, our investigation also identified some evidence that could be construed as manipulative for certain option grants and option exercises, including the following: (i) evidence of possible rearward selection of certain grant dates and exercise prices, including due to administrative delays in initiation and/or finalization of stock option terms; (ii) the use of an incorrect calculation to determine exercise prices under two of our stock option plans; (iii) evidence of the extension of expiration dates of certain stock option grants not properly accounted for; (iv) evidence that a limited number of rank and file employees were allowed to exercise options after expiration dates and (v) evidence of the possible rearward selection of an exercise date in one case. Notwithstanding the foregoing, the investigation team concluded that the totality of the information obtained and reviewed does not indicate that (i) stock option grants were intentionally back-dated on a widespread basis in order to obtain more favorable pricing for directors, officers or employees or (ii) option exercises were intentionally manipulated on a widespread basis. The investigation team also concluded that our internal control over financial reporting and our legal processes in connection with stock option grants and exercises have been ineffective.

        In connection with the investigation, the investigation team made the following recommendations with respect to proposed remedial measures: (i) establish modified accounting measurement dates for option grants not properly authorized by either Board or Compensation Committee resolutions, which we did in connection with the restatement; (ii) in order to correct the lack of complete legal documentation, adopt resolutions ratifying all prior option grants that may not have been previously authorized by specific Board or Compensation Committee resolutions, which resolutions were adopted by the Board on March 30, 2007; (iii) adopt and document an effective system of internal control over financial reporting that governs our stock option granting and/or other equity award processes; and (iv) adopt written equity granting practices and procedures that provide for option grants or other equity awards only by our Compensation Committee, consisting of outside independent directors, and that equity awards be made only on a quarterly basis during a meeting of the Compensation Committee.

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

	Stock-based compensation expense	Estimated taxes, Interest and penalties(1)	Income tax benefit, net	Total adjustments
Years ended December 31,
1993	$(84)	$—	$—	$(84)
1994	(187)	—	—	(187)
1995	(362)	—	—	(362)
1996	(326)	—	—	(326)
1997	(196)	—	—	(196)
1998	(312)	—	—	(312)
1999	(29)	—	—	(29)
2000	(225)	—	—	(225)
2001	(170)	—	—	(170)

Cumulative effect at December 31, 2001	$(1,891)	—	—	$(1,891)

	Net income (loss) as reported					Net income (loss) as reported
Years ended December 31,
2002	$(7,718)	(49)	—	11	(38)	$(7,756)
2003	$712	(71)	—	26	(45)	$667
2004	$1,475	(54)	—	20	(34)	$1,441
2005	$6,752	(49)	—	20	(29)	$6,723
2006		(5)	(101)	34	(72)

Cumulative effect at December 31, 2006		$(2,119)	$(101)	$111	$(2,109)

(1)
Estimated taxes, interest and penalties on stock options for which a revised measurement date resulted in a non-qualified, or discounted stock option.

        The following table illustrates the effect of the restatement on net income and earnings per share for the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	In thousands of dollars
Net income, as reported	$3,018	$7,764
Deduct: Stock-based employee compensation expense	(61)	(100)
Add: Income tax benefit	19	32

Net income, as restated	$2,976	$7,696
Earnings (loss) per share
Basic:
As reported	$0.28	$0.72
Deduct: Stock-based employee compensation expense	—	—
Add: Income tax benefit	—	—

As restated	$0.27	$0.71
Diluted:
As reported	$0.27	$0.71
Deduct: Stock-based employee compensation expense	—	—
Add: Income tax benefit	—	—

As restated	$0.27	$0.70

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

        Section 409A of the Internal Revenue Code ("Section 409A") provides that option holders with options granted with a below-market exercise price, to the extent the options were not vested as of December 31, 2004, may be subject to adverse Federal income tax consequences. Holders of these options will likely be required to recognize taxable income at the date of vesting for those options vesting after December 31, 2004, rather than upon exercise, on the difference between the amount of the fair market value of our common stock on the date of vesting and the exercise price, plus an additional 20 percent penalty tax and interest on any income tax to be paid. To the extent this process is available to affected employees, we have decided to follow the IRS Settlement Offer issued in February 2007 to pay penalty and interest to the IRS on behalf of the employees and potentially gross-up employees for tax costs. The IRS Settlement Offer is available for exercises of discounted stock rights by all employees and former employees, other than those who were Section 16 persons on the grant date of the discounted stock rights and those who are currently Section 16 persons, who exercised a discounted stock right in 2006.

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

ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

"Safe Harbor" Statement Under The Private Securities Litigation Reform Act:

        Various sections contained or incorporated by reference in this report include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. Such statements may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "could," "may," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning. These statements are not historical facts or guarantees of future performance but instead represent only our belief at the time the statements were made regarding future events, which are subject to significant risks, uncertainties and other factors, many of which are outside of our control. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, those risks discussed in Part II, Item 1A "Risk Factors" contained in this report. Such risks and uncertainties may cause actual results and outcomes to differ materially from what we express or forecast in these forward-looking statements. Additional discussion of risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements is included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. All forward-looking statements made in this report are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed in this report will increase with the passage of time. We undertake no duty to update after the date of this report any forward-looking statement to reflect future events or changes in our beliefs or expectations.

Overview

        We are an operations and process improvement services firm headquartered in Irving, Texas that provides process improvement solutions that enhance business' efficiency, competitiveness and financial performance. We develop and employ methodologies to transform the processes, procedures and people within our clients' organizations, enabling more efficient and seamless operations. Our methodologies address business processes throughout the "Extended Enterprise." Extended Enterprise is a term we use to describe the full spectrum of a client's value chain from its suppliers, through its internal operations, and to its customers.

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

  •
  cost savings;

  •
  product yields;

  •
  inventory turns; and

  •
  return on assets.

        To deliver these solutions, we utilize our staff of professionals, whom we refer to as "Resultants™," who average over 20 years of business experience. To manage our client engagements, our Resultants typically leverage our Process Value Management, or PVM, approach, which incorporates our proprietary Total Cycle Time®, or TCT®, methodology along with other industry accepted process improvement methodologies. PVM is used to manage client engagements, identify process inefficiencies and implement change within our clients in order to achieve a total transformation to what we refer to as the "Process Managed Enterprise." A Process Managed Enterprise is one in which management focus and systems are centered on customers and managed around processes.

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

        Fixed fee revenue is recognized on the proportional performance model (which approximates the percentage completion method), based on direct labor hours expended. In order to calculate the completion ratio on a given project, time and effort to date are divided by the total estimated time and effort for the entire project. This ratio is then multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date. Revenues attributable to fixed fees were 7% and 8% of consolidated revenue for the three and nine month periods ended September 30, 2007, respectively. Revenues attributable to fixed fees were 8% of consolidated revenue for both the three and nine month periods ended September 30, 2006.

        Task-based fees are recognized as revenue when the task is completed or the deliverable is received by the client. Typically, task-based revenue recognition involves the delivery of a report, minutes or some other evidence of completion. Revenues attributable to task-based fees were 92% and 91% of consolidated revenue for the three and nine month periods ended September 30, 2007, respectively. Revenues attributable to task-based fees were 91% of consolidated revenue for both the three and nine month periods ended September 30, 2006.

        Incentive fees are tied to improvements in a variety of client performance measures typically involving cycle time, asset utilization and productivity. Incentive fee revenue is recognized in the period in which the related client improvements are achieved. Our typical incentive fee agreements predefine performance improvement standards that form the basis of our incentive fees earned. Incentive fees are affected by a client's business performance and prevailing economic conditions, both of which are out of our control, and may cause variability in revenue and profit margins earned on such engagements. We do not recognize revenue until the client has agreed that performance improvements have in fact been achieved. Revenues attributable to incentive fees were 0% of consolidated revenue for each of the three and nine month periods ended September 30, 2007 and 2006. As of October 29, 2007, we had no contractual agreements for incentive fees.

        Reimbursement revenue represents our clients' repayment of mutually agreed upon travel expenses as incurred. All billable travel expenses are submitted to and approved by each client. Revenues attributable to reimbursements were 1% of consolidated revenue for each of the three and nine month periods ended September 30, 2007 and 2006.

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

        Revenue Recognition—Revenue is recognized when realizable and earned generally as services and solutions are provided over the life of a contract. Fixed fee revenue is recognized using the proportional performance model (which approximates the percentage completion method), based on direct labor hours expended. Task-based, or deliverable based, fees are recognized when the task or deliverable is completed and delivered to the client. Incentive fee revenue is recognized in the period in which the related improvements are achieved. Our incentive fee agreements with our clients define in advance the performance improvement standards that will form the basis of our incentive fees earned. Under our incentive based contracts, we do not recognize revenue until the client has agreed that performance improvements have in fact been achieved.

        Unbilled Receivables—Although fixed fee revenue recognition generally coincides with billings, as an accommodation to its clients, we may structure fee billings to increase in the latter stages of a program.

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

        In addition to timing differences arising from operating assets and liabilities, we also record deferred tax assets for the tax benefits of net operating losses and foreign tax credits. For United States federal tax purposes, at December 31, 2002, we had net operating loss ("NOL") carryovers of approximately $4.2 million. Under the Section 382 limitation, discussed below, $0.7 million was used to offset United States taxable income in 2003. In 2004, $0.2 million expired under Section 382, but an $8.1 million in United States net operating loss was generated, resulting in a balance of $11.4 million at December 31, 2004. In 2005, we used $8.1 million of the net operating loss to offset United States taxable income and used $0.2 million of the net operating loss carryforward limited under Section 382, resulting in a net operating loss carryforward balance of $3.1 million at December 31, 2005. In 2006, we used $0.2 million of the net operating loss carryforward resulting in a balance of $2.9 million at December 31, 2006. We had unused foreign tax credit carryovers of $0.8 million, on December 31, 2002. These credits were converted to deductions and amended returns were filed for the appropriate years, leaving approximately $3,000 in foreign tax credits which were utilized in 2005. In Asia, we used our remaining $0.7 million of net operating loss carryovers to offset taxable income in 2004.

        In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the uncertainty of our ability to utilize our net deferred tax assets, primarily due to the Section 382 limitation discussed above, we provided a deferred tax asset valuation allowance of $1.4 million against net deferred tax assets of $1.4 million, leaving a net deferred tax asset of approximately $33,000 at September 30, 2006. At December 31, 2006, after further evaluation of operating results of the most recent three-year period and comparison of all positive and negative evidence, we determined that a deferred tax asset valuation allowance was only appropriate on approximately $117,000 of the NOL carryforward, due to annual limitations under Section 382. Therefore, we removed $1.5 million of the deferred tax asset valuation allowance, which decreased income tax expense and increased assets. As of September 30, 2007 and December 31, 2006, our deferred tax asset valuation allowance was approximately $117,000.

        If future analyses of the positive and negative evidence indicates that it is more likely than not that some portion or all of the net deferred tax asset will not be realized, a partial or full deferred tax asset valuation allowance may be required, which could have a negative impact on net income in the period that it becomes more likely than not that deferred tax assets will not be realized.

        We adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $40,000 increase in the liability for unrecognized tax benefits, which was recorded as a reduction of retained earnings in our Consolidated Balance Sheets at January 1, 2007. We see no significant changes to the facts and circumstances underlying our reserves and allowances. We recognize deductible interest accrued related to tax penalties as interest expense in our Consolidated Statements of Operations and we recognize non-deductible accrued interest and penalties as income tax expense in our Consolidated Statements of Operations. We recorded $0 and $11,000 in non-deductible penalties and interest during the three and nine month periods ended September 30, 2007, respectively.

        As of September 30, 2007, we were under a routine audit by the Internal Revenue Service ("IRS") for the calendar year 2005 and subject to the statutes of limitations for federal and state income taxes in the states in which we perform our services.

        Stock based compensation—We account for stock based compensation arrangements in accordance with provisions of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS No. 123(R) requires us to measure all stock based compensation awards at the grant date using a fair value method and to record expense in the financial statements over the requisite service period of the award. We estimate the fair value of awards using the binomial lattice method, which considers a risk-free interest rate, volatility, expected life, forfeitures, and dividend rates. We use the U.S. 10-year Treasury Bond yield to estimate the risk-free interest rate; and, our estimate of volatility is based on our historical stock price for a period of at least or equal to the expected life of award. Our estimate of forfeitures considers the term of the awards granted and historical forfeiture experience and our estimate of the expected life of awards is based on the anticipated time the award is held.

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

Results of Operations

        The following table sets forth the percentages which items in the statement of operations bear to revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.3%	44.9%	48.8%	47.0%

Gross profit	52.7%	55.1%	51.2%	53.0%
Selling, general and administrative	31.2%	27.7%	31.2%	27.9%
Sublease losses	—%	—%	—%	—%

Operating income	21.5%	27.4%	20.0%	25.1%
Interest income (expense), net	1.1%	0.7%	1.0%	0.6%

Income from continuing operations before income taxes	22.6%	28.1%	21.0%	25.7%
Income taxes	8.3%	9.4%	7.8%	6.4%

Income from continuing operations	14.3%	18.7%	13.2%	19.3%
Loss on discontinued operations, net of related income taxes	—%	—%	—%	—%

Net income	14.3%	18.7%	13.2%	19.3%

Three Month Period Ended September 30, 2007 Compared to the Three Month Period Ended September 30, 2006

        Revenue—In the third quarter of 2007, total revenues decreased $2.4 million, or 15%, to $13.5 million from $15.9 million in the third quarter of 2006. Fixed fee revenue was $1.1 million, or 7% of revenue, in the third quarter of 2007, compared to $1.2 million, or 8% of revenue, in the third quarter of 2006. Task based revenue was $12.3 million, or 92% of revenue, in the third quarter of 2007, compared to $14.5 million, or 91% or revenue in the third quarter of 2006. Reimbursement revenues were $0.1 million, or 1% of revenue in the third quarter of 2007 compared to $0.2 million, or 1% of revenue, in the third quarter of 2006. As of October 19, 2007, we had no active incentive based contracts.

        North America region revenue decreased $2.4 million, or 15%, to $13.4 million in the third quarter of 2007, compared to $15.8 million in the third quarter of 2006. Revenue from commercial clients decreased $0.2 million, or 14%, to $1.2 million in the third quarter of 2007, compared to $1.4 million in the third quarter of 2006. Revenue from United States government contracts decreased $2.2 million, or 15%, to $12.3 million in the third quarter of 2007, compared to $14.5 million in the third quarter of 2006.

        Our Asia/Pacific region revenues decreased to $24,000 in the third quarter of 2007 compared to $41,000 in the third quarter of 2006. We currently retain limited sales and marketing operations in Asia.

        During the third quarter of 2007, we recorded $12,000 in revenue from a client located in Europe, compared to $0 in the third quarter of 2006. Although we discontinued our Europe operations in 2006, we maintain a strategic relationship in Europe through whom we may periodically obtain business.

        Gross Profit—Gross profit margins were 53% of revenue, or $7.1 million, in the third quarter of 2007, compared to 55%, or $8.7 million, in the third quarter of 2006. Costs of sales consists of direct labor, travel, and other direct costs incurred by our Resultants to provide services to our clients and to complete client related projects, including training. The decrease in gross profit margin, as a percentage of revenue, is attributable to lower utilization rates of our Resultants in 2007.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses decreased $0.2 million to $4.2 million in the third quarter of 2007, compared to $4.4 million in the third quarter of 2006. The decrease is primarily due to decreases in incentive and stock-based compensation as compared to the prior year.

        Sublease Losses—During June 2006, we terminated a portion of our Detroit, Michigan office lease and its related sublease agreement resulting in a gain of $16,000. As of September 30, 2007, the remaining rent reserve balance of approximately $23,000 related to our Reston, Virginia office, is being amortized ratably against rent expense until the expiration of the lease on October 31, 2007.

Nine Month Period Ended September 30, 2007 Compared to the Nine Month Period Ended September 30, 2006

        Revenue—In the first nine months of 2007, revenue decreased $2.4 million, or 5%, to $42.3 million from $44.7 million in the first nine months of 2006. Fixed fee revenue was $3.4 million, or 8% of revenue, in the first nine months of 2007, compared to $3.0 million, or 8% of revenue, in the first nine months of 2006. Task based revenue was $38.5 million, or 91% of revenue, in the first nine months of 2007, compared to $41.3 million, or 91% of revenue in the first nine months of 2006. Reimbursement revenues were $0.4 million, or 1%, of revenue in the first nine months of 2007 and 2006. During the first nine months of 2007 and 2006, and as of October 29, 2007, we had no active incentive based contracts.

        North America region revenue decreased $2.4 million, or 5%, to $42.3 million in the first nine months of 2007, compared to $44.7 million in the first nine months of 2006. Revenue from commercial clients increased $0.4 million, or 12%, to $3.8 million in the first nine months of 2007, compared to $3.4 million in the first nine months of 2006. Revenue from United States government contracts decreased $2.8 million, or 7%, to $38.5 million in the first nine months of 2007 compared to $41.3 million in the first nine months of 2006.

        Our Asia/Pacific region revenues decreased $47,000, or 67%, to $24,000 in the first nine months of 2007 compared to $71,000 in the first nine months of 2006. We maintain limited sales and marketing activities in the region at a minimal cost.

        During the first nine months of 2007, we recorded $44,000 of revenue from clients located in Europe, compared to $0 in the first nine months of 2006. Although we discontinued our Europe operations in 2006, we maintain a strategic relationship in Europe through whom we may periodically obtain business.

        Gross Profit—Gross profit margins were 51% of revenue, or $21.7 million, in the first nine months of 2007, compared to 53%, or $23.6 million, in the first nine months of 2006. The decrease in 2007 gross margin is attributable to lower utilization rates of our Resultants in 2007.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $1.0 million to $13.2 million, or 32% of revenue, in the first nine months of 2007 compared to $12.2 million, or 27% of revenue, in the first nine months of 2006. The increase in SG&A costs year over year consists of a $0.7 million increase for legal and accounting costs related to the review of our historical stock option practices, $0.4 million increase in other legal and accounting costs, $1.1 million increase in selling costs, and $0.4 million in other cost, offset by a $1.6 million reduction in executive incentive and stock-based compensation.

        Sublease Losses—During June 2006, we terminated a portion of our Detroit, Michigan office lease and its related sublease agreement resulting in a gain of $16,000. As of September 30, 2007, the remaining rent reserve balance of approximately $23,000 related to our Reston, Virginia office, is being amortized ratably against rent expense until the expiration of the lease on October 31, 2007.

Liquidity and Capital Resources

        Cash and cash equivalents increased by $2.1 million during the first nine months of 2007 compared to a $6.7 million increase during the first nine months of 2006. The major components of these changes are discussed below:

        Cash Flows from Operating Activities—Operating activities provided net cash of $6.8 million in the first nine months of 2007, compared to $8.1 million in the first nine months of 2006. The decrease in net cash provided is primarily due to reduced profits over the same period in the prior year.

        Cash Flows from Investing Activities—Cash used in investing activities consisted primarily of improvements and expansion of our Dallas Training facility which totaled $879,000 in the first nine months of 2007, compared to $272,000 in the first nine months of 2006, consisting primarily of upgrades to computer hardware and software.

        Cash Flows from Financing Activities—Cash used for financing activities for the first nine months of 2007 was $3.9 million, consisting of $3.3 million for the payment of dividends and $0.6 million for the net of tax effect of stock issuances. In the first nine months of 2006, net cash used in financing activities was $1.1 million, comprised of $1.9 million for the payment of dividends, offset by $0.8 million in cash received and tax benefit realized from the exercise of stock options.

        In January and October of 1999, we announced two stock repurchase plans for up to 250,000 and 500,000 shares, respectively, to be purchased on the open market. In August 2000, we announced an additional stock repurchase plan of up to 750,000 shares to be purchased on the open market. From 1999 to October 23, 2001, we repurchased 995,950 shares at an average price of $7.78. We have not repurchased stock since October 23, 2001 and 505,450 shares remain available to be repurchased under the plans.

        $5.5 million Credit Facility with JPMorgan Chase Bank, N.A.—On December 15, 2006, we entered into a credit agreement with JPMorgan Chase Bank, N.A. The senior secured revolving credit facility will be used for ongoing working capital needs and general corporate purposes. At September 30, 2007 and December 31, 2006, no amounts were outstanding under this credit facility. This credit facility will mature on March 31, 2009, at which time it will terminate and all outstanding amounts shall be due and payable. The obligations under the senior secured revolving credit facility are secured by first priority liens on all of our accounts and proceeds thereof.

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

        In March 2007, we signed an amendment to the credit facility that increases the capital expenditures we can incur in compliance with the terms of the credit agreement. The capital expenditure limit was increased to $1.0 million for the year ending December 31, 2007 from the original limit of $0.5 million annually. Effective January 1, 2008, the annual limit reverts to $0.5 million.

        As of September 30, 2007, we had no material commitments for capital expenditures or off-balance sheet arrangements.

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

        As discussed in "Note 15 to the financial statements," as a result of our internal investigation into our stock option grant practices, we restated certain of our previously filed financial statements and recorded cumulative adjustments for non-cash stock-based compensation expense totaling $2.2 million. While these expenses are non-cash, the tax related impacts are expected to require the use of cash. At December 31, 2006, we had recorded approximately $101,000 of additional taxes, penalty and interest payable related to the exercise of certain incentive stock options. We intend to discuss a settlement with the Internal Revenue Service for a lesser amount. We also expect to pay approximately $46,000 in penalty and interest taxes related to revised measurement dates under Section 409A in the fourth quarter of 2007 from cash flows from operating activities.

        Inflation—Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the three and nine month periods ended September 30, 2007 or 2006. However, there can be no assurance our business will not be affected by inflation in the future.

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

ITEM 3—Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

        We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. Our credit agreement provides for borrowings, which bear interest at the bank's prime rate then currently in effect minus 1.5%, or the LIBOR rate plus 1.25%, if elected. Since January 1, 1994, the prime rate has fluctuated between 9.5% and 4% and the 1-year LIBOR rate has fluctuated between 7.5% and 1.2%. Based on the volatility of the prime rate in recent years, a five-percentage point increase in interest rates would have resulted in $0 of additional interest expense in the nine months ended September 30, 2007. Through October 22, 2007, we had no borrowings or repayments on our revolving line of credit. The outstanding balance at October 22, 2007 was $0.

Foreign Exchange Rate Risk

        Due to our foreign operations in Asia, we are exposed to transaction adjustments with respect to foreign currency. Our functional currency is the United States dollar. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. There is no translation adjustment to the separate component of stockholders' equity or adjustment to comprehensive income. We incurred foreign exchange losses of $145 for the nine months ended September 30, 2007 and foreign exchange loss of $2,234 for the nine months ended September 30, 2006. At September 30, 2007, the effect of a 10% increase in foreign exchange rates would have resulted in a $61 foreign currency exchange loss on our non-United States denominated assets and a $78 foreign currency exchange gain on our non-United States denominated liabilities. As such, the net effect of a 10% increase in our foreign exchange rates, at September 30, 2007, would have been a $17 foreign currency exchange gain. We believe that operating under United States dollar functional currency, combined with transacting business in countries with traditionally stable currencies mitigates the effect of any near-term foreign currency transaction adjustments on Thomas Group's financial position, results of operations and cash flows.

        We have not engaged in foreign currency hedging transactions nor do we have any derivative financial instruments. However, going forward, we will assess the need to enter into hedging transactions to limit its risk due to fluctuations in exchange rates.

ITEM 4—Controls and Procedures

        Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, James T. Taylor, our President and Chief Executive Officer, and Michael J. Barhydt, our Vice President, Chief Financial Officer, Secretary, and Treasurer, have concluded that, as of September 30, 2007, in their judgment, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us, including our subsidiaries, in the reports we file, or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President, Chief Financial Officer, Secretary, and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

        We are currently under routine audit by the Internal Revenue Service ("IRS") for the calendar year 2005. As of October 29, 2007, one immaterial adjustment was proposed and accepted and we do not anticipate any material impact on our financial statements as a result of this audit.

ITEM 1A—Risk Factors

        There have been no material changes from the information previously reported under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

Restricted Stock Awards

        Net Profit Based Restricted Stock Awards—On December 20, 2005, the Compensation Committee of our Board of Directors, with General John T. Chain, Jr. abstaining, granted net profit restricted share awards pursuant to our 2005 Omnibus Stock and Incentive Plan (i) for the future issuance of 300,000 restricted shares of our common stock to James T. Taylor, our President and Chief Executive Officer, and (ii) for the future issuance of 50,000 restricted shares of our common stock to David English, our former Chief Financial Officer. On April 27, 2006, the Committee, with General John T. Chain, Jr. abstaining, granted a net profit restricted share award for the future issuance of 50,000 restricted shares of our common stock to Terry D. Stinson, our former President North America Region—Commercial. On February 27, 2007, the Committee, with General John T. Chain abstaining, granted a net profit restricted share award for the future issuance of 20,000 shares of our common stock to Thad Wolfe, our President—Government, Air Force. We refer to these awards collectively as the "Net Profit Awards." The restrictions on one-third of the restricted shares to be issued to each officer will lapse (that is, such restricted shares will become "vested") on the last day of each fiscal year in which we achieve at least a 15% increase in annual profit when compared to the greater of (a) the annual profit for 2005 or (b) the annual profit for the preceding year. The percentage increase in annual profit will be calculated by dividing (x) the excess (if any) of the annual profit for the current year over the greater of (1) the annual profit for the year 2005 and (2) the annual profit for the preceding year; by (y) the greater of (1) or (2). At each time restricted shares become vested, we will issue such shares and deliver to the appropriate participant 40% of such vested shares, and will continue to hold the remaining 60% of vested shares until the participant's termination of full time employment (the "Retention Period"), at which time all such retained vested shares will be delivered to such participant. On April 6, 2007, upon certification of our financial statements for the fiscal year ended December 31, 2006 by our independent certified public accounting firm, a total of 133,334 shares vested and issuance of these restricted shares was approved by the Board of Directors at its June 26, 2007 meeting. No additional shares vested under the net profit awards during the three and nine month periods ended September 30, 2007. No consideration was paid for the shares and there were no proceeds to the Company from these awards. The awards and the shares issued thereunder were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

        Share Price Restricted Stock Award—On December 23, 2005, the Compensation Committee of our Board of Directors,with General John T. Chain, Jr. abstaining, pursuant to our 2005 Omnibus Stock Award and Incentive Plan, granted a share price restricted share award for 300,000 shares of restricted stock to James T. Taylor, our President and Chief Executive Officer. We refer to this award as the "Share Price Award." The restricted shares become "available shares" in 20,000 share increments based upon the highest "quarterly price" achieved during the term of such award. The "quarterly price" for a quarter will be equal to the lowest closing price per share of Thomas Group stock during any given calendar quarter, beginning with the quarter ending December 31, 2005. The 20,000 restricted shares become available shares if there is a "quarterly price" of at least $6.00, and an additional 20,000 restricted shares become available for every $1 increase (above $6.00) in the quarterly price so that, if the quarterly price reaches $20, all of the shares will become available shares. As of September 30, 2006, 100,000 restricted shares were available shares since the date of the Share Price Award. On December 23, 2010 (the fifth anniversary of the date of grant), if the award has not previously terminated, the restrictions on all restricted shares which have become available shares will lapse.

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

        Based on the lowest closing price of Thomas Group stock of $8.00 per share during the third quarter of 2007, $8.68 per share during the second quarter of 2007, and $10.55 per share during the first quarter of 2007, no awards were earned in the three and nine month periods ended September 30, 2007. Restricted shares granted under the award have become available shares as follows:

Quarter Ended	Lowest Closing Price per Share	Available Shares
March 31, 2006	$6.97	20,000
June 30, 2006	$7.46	20,000
September 30, 2006	$8.38	20,000
December 31, 2006	$10.15	40,000
March 31, 2007	$10.55	—
June 30, 2007	$8.68	—
September 30, 2007	$8.00	—

Total		100,000

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

THOMAS GROUP, INC. Registrant
November 13, 2007 Date	/s/ JAMES T. TAYLOR James T. Taylor President and Chief Executive Officer
/s/ MICHAEL J. BARHYDT Michael J. Barhydt Vice President and Chief Financial Officer

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

QuickLinks

THOMAS GROUP, INC.
  PART I. FINANCIAL INFORMATION
  ITEM 1—Financial Statements
THOMAS GROUP, INC. CONSOLIDATED BALANCE SHEETS (In thousands)
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
  ITEM 4—Controls and Procedures
  PART II—OTHER INFORMATION
  ITEM 1—Legal Proceedings
  ITEM 1A—Risk Factors
  ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds
  ITEM 3—Defaults Upon Senior Securities
  ITEM 4—Submission of Matters to a Vote of Security Holders
  ITEM 5—Other Information
  ITEM 6—Exhibits
SIGNATURES
Thomas Group, Inc. Form Exhibit Index