Form 10-K
period 2007-12-31
THOMAS GROUP INC
filed 2008-03-31
CIK 900017

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007.
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," and "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         As of June 29, 2007, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $33,667,997 based on the Nasdaq Global Market closing price of $10.51 per share. Effective November 6, 2006, the registrant's common stock has been listed on The Nasdaq Global Market under the symbol "TGIS."

         As of March 14, 2008, there were 11,139,665 shares of the registrant's common stock outstanding.

Documents incorporated by reference	Part

Portions of the registrant's definitive proxy statement pertaining to the 2008 Annual Meeting of Stockholders to be filed on or before April 29, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.	III

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Various sections contained or incorporated by reference in this Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. Such statements may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "could," "may," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning. These statements are not historical facts or guarantees of future performance but instead represent only our belief at the time the statements were made regarding future events. In particular, statements under Item 1. Business, Item 1A Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties which may cause actual results and outcomes to differ materially from what we express or forecast in these forward-looking statements. In evaluating these statements, you should consider the risks and uncertainties discussed under Item 1A Risk Factors and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

Page intentionally left blank

PART I

ITEM 1.    Business.

Overview

        We are an operations and process improvement services firm headquartered in Irving, Texas providing process improvement solutions to enhance business efficiency, competitiveness and financial performance. We develop and employ methodologies to transform the processes, procedures and people within our clients' organizations to enable more efficient and seamless operations. Our methodologies address business processes throughout the "Extended Enterprise." Extended Enterprise is a term we use to describe the full spectrum of a client's value chain from its suppliers, through its internal operations, and to its customers. Historically, we have successfully applied our methodologies in engagements for both government entities and Global and Fortune 1000 companies in a number of industries. During the past four years, however, we have been engaged primarily by various government entities to implement our operations management solutions.

        As specialists in operations and process improvement, we create and implement operations management solutions to remove barriers, increase productivity, improve cultures and enable our clients to improve and sustain performance as measured by the following:

  •
  total cycle time;
  •
  cost savings;
  •
  time-to-market;
  •
  product yields;
  •
  delivery lead times;
  •
  inventory turns;
  •
  operational and administrative productivity; and
  •
  return on assets.

        To deliver these solutions, we utilize our staff of professionals, whom we refer to as "Resultants™," and who average over 20 years of business experience. To manage our client engagements, our Resultants typically leverage our Process Value Management, or PVM, approach, which often incorporates our proprietary Total Cycle Time®, or TCT®, methodology along with other industry-accepted process improvement methodologies such as Kaizan®, Lean, Six Sigma® and Theory of Constraints. PVM is used to manage client engagements, identify process inefficiencies and implement change within our clients in order to achieve a total transformation to what we refer to as the "Process Managed Enterprise." A Process Managed Enterprise is one in which management focus and systems are centered on customers and managed around processes.

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

Industry Background

        Businesses operate in increasingly complex environments. Markets are becoming progressively larger and more global, offering companies the opportunity to expand their presence but also exposing them to increased competition and operational uncertainties. As a result, many companies will frequently evaluate their business processes in order to manage change and risk, reduce costs, increase productivity, improve quality and drive higher profitability in order to be more competitive within their respective industries and the global marketplace. In order to best accomplish these goals, we believe both management and business systems must be focused on customers' needs and the processes that strengthen the customers' perception of value. These goals are typically achieved by increasing resource utilization, reducing cycle time, reducing procurement inefficiencies and reducing costs.

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

Competitive Strengths

        We believe the following factors are strengths of our company and provide us with key competitive advantages:

  Experienced Professional Staff

        We believe our most important asset is the knowledge base and experience of our Resultants. It is our policy to be highly selective in our hiring practices and to employ seasoned executives with extensive management experience. Our Resultants average over 20 years of business experience and approximately 80% have held senior management positions with previous employers. Our Resultants' backgrounds in executive management roles allow them to better relate to the business challenges faced by our clients' senior management. Our Resultants are critical to developing long-term client relationships, which can span multiple engagements. We believe that their expertise and experience significantly improve our ability to effectively market our capabilities, implement operational improvements and deliver return on investment to our clients.

  Emphasis on Results

        The success of each client engagement is defined by our ability to deliver measurable results. Our results can be measured by our clients' productivity improvements, which are derived directly from the operational changes we implement, and by our clients' cost savings and return on investment that ultimately result from these productivity improvements. In appropriate client situations, we are willing to base a portion of our fees on achieving desired results by incorporating incentive based fees into the total fee structure. These incentive fees are based on predetermined client-specific measures, such as the achievement of specified process improvements, cost reductions or designated goals. We believe this demonstrates confidence in our ability to deliver positive results to our clients.

  Focus on Implementation and Continuous Improvement

        We stress a hands-on implementation of process improvements and focus on the institutionalization of changes that improve the efficiency of our clients' businesses and processes. We apply our process improvement methodologies throughout our clients' Extended Enterprises in close cooperation with our clients' management to effectively eliminate process barriers, thereby improving cycle time, quality or "first pass yield" (that is, doing it right the first time) and overall operational performance. As part of each client engagement, we conduct knowledge management sessions, which provide our clients with essential information, training and skills necessary to sustain continuous improvement. In contrast, we believe many of our competitors often leave their clients with a written assessment or report, but generally do not work with company management to actually implement the changes. Our Resultants not only identify and analyze a client's critical business processes, but also implement and institutionalize process improvements into a client's day-to-day business practices in an effort to provide lasting, transformational results.

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

        Our Resultants specialize in operational process improvement solutions that can be applied to clients in a variety of industries. Our process improvement solutions address product development, resource utilization, procurement, cycle time, customer service, operations logistics, inventory turns and other business challenges. Specific examples of our solutions to these business challenges include:

  •
  Product Development/Cycle Time Reductions.  In a competitive environment, the time required to get a product to market can significantly affect a company's market position. We deliver operations management solutions that identify barriers in the product development process and implement efficiencies that reduce cycle time and speed product development. Reducing the time required to get a product to market can increase customer satisfaction, lower costs and enhance our clients' ability to respond timely to evolving market conditions.

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

  •
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

Growth Strategy

        Our strategy to grow our business includes the following:

  Attract, Hire, Develop, Train and Retain Highly Qualified Senior Resultants

        We are in the consulting services industry and rely heavily on the quality of our professionals to drive our success. We believe attracting, hiring, developing, training and retaining experienced professionals significantly improves our ability to achieve desired client results, and the quality of our Resultants is critical to both our industry reputation and our success in obtaining new business. We believe our culture and the opportunity to work collaboratively on interesting assignments attracts high-quality Resultants and leads to low attrition rates. We invest in our Resultants' career progression by providing training and development programs designed to match their skill sets with the needs of our clients.

  Leverage Our Track Record of Success

        We have built a track record of client satisfaction through the efficient and successful completion of complex projects for our government and large commercial clients. As a result, we have established a solid reputation and many of our clients continue to serve as excellent references for us. As a key element of our future growth, we intend to leverage our reputation with existing and past clients to win new business and seek repeat business opportunities with existing and former clients, many of which have multiple operating divisions. We will continue to expand efforts to promote our successes and to utilize our Resultants' unique experience and skill sets to secure new client engagements.

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

        As an example, we currently have alliances with established academic programs, including The Wharton School of the University of Pennsylvania. Through these programs, we host knowledge sessions and events with senior-level executive attendees, which reinforce our subject-matter expertise in the field of operations and process improvement services. The content of these events is typically focused on addressing key business and operational challenges faced by large companies and generally produce a number of quality sales leads. We believe the synergy of our operational expertise combined with the strategic and technical skills of these partners will reinforce our position as knowledge leaders in the minds of potential clients and greatly improve our ability to market our services.

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

  Focus on Additional Business Opportunities in the Commercial Sector

        Historically, we have served both government and commercial clients. In recent years, we have successfully provided our operations management solutions primarily to the government sector. However, due to uncertainties and recent changes with our government contracts and our overall growth strategy, we are dedicated to growing our commercial client base and will focus on the development of business in the commercial sector.

Clients

        Historically, most of our clients have been large, diversified commercial or government enterprises in North America, Europe, and Asia. During the last four years, however, our engagements have involved primarily various government entities. We have also served international clients in previous years from our former offices in Switzerland, Sweden, Germany, Singapore, China and Hong Kong. Currently, we are focused on delivering our solutions in North America. In some instances, we provide solutions to the same organization under separate contract agreements. While we believe our methodologies are applicable to any industry, we have developed a significant amount of subject-matter expertise relevant to specific industries, including automotive, aviation, distribution, government, healthcare, manufacturing, semiconductor, textiles and transportation. Consequently, we can leverage our Resultants' prior executive experiences to obtain business and determine appropriate client project teams. Following is a list of a number of clients in various industries for whom the Company has provided solutions since its inception in 1978:

Aerospace	Distribution	Mechanical Engineering
Aerostructures	ProSource	ABB
Bombardier	W.W. Grainger	Alstom Power
Delta Air Lines		Dresser Waukesha
Gulfstream	Electronics	Dresser-Rand
ITT Cannon	ABB	GEA
LSG Sky Chefs	Berg	Hilti
Lufthansa Cargo	EDS	Schindler
Lufthansa Technik	Euclid-Hitachi
McDonnell Douglass	Flat Panel Display	Medical Equipment Supplies
TRW	GTE Control Devices	Boston Scientific
Vought Aircraft	Gemplus	Siemens Medical
	Johnson Electric	GE Medical
Automotive	Motorola
Adam Opel	Osram
Audi	Philips	Specialty Retail
Delco	Texas Instruments	Tuesday Morning
Delphi	Western Digital
Detroit Diesel	Yuasa Exide Batteries	Semiconductor
GM		Alcatel Mietec
GM DELCO	Healthcare	AMI Microsystems
GM/Warranty	Centura	ASM Lithography

Automotive (continued)	Healthcare (continued)	Semiconductor (continued)
Meritor	Mallinckrodt	AT&T Semiconductor
Osram	Pfizer	Cypress Semiconductor
Pep Boys		Fairchild Semiconductor
Robert Bosch	Government	Ford Microelectronics
Saab	FAA	Hewlett Packard
Siemens	CACI	Hyundai
	City of Garland, Texas	IBM
Apparel Manufacturer	United States Army	LG Semiconductor
Brandix	United States Navy	NCR
Esquel Group		National Semiconductor
Heely's	Manufacturing/Industrial	Matra MHS
Lanka Equities	Breguet	Motorola
Tristate Holdings	Dover	Philips Semiconductor
	Emerson	Rockwell
Banking, Financial Services,	Kimberly Clark	Signetics
Insurance	VIAD	ST Microelectronics
DG Bank	Leeds & Northrup	Taiwan Semiconductor
Forethought Insurance	Moore	Trilogy
Olivetti	Pawnee Industries
Sun Life Financial	Pinnacle-lvey	Telecommunications
	Radium	Allen Telecom
Chemical	Robert Bosch
Heraeus	Siemens	Transportation
Shipley	Stewart and Stevenson	Alstom
	Teledyne	Amtrak
Consumer Products	Thrall	Bombardier
Fossil	Xerox	Burlington Northern Santa Fe
Givaudan
HengAn		Utilities
Hillenbrand		PECO
Kodak		Siemens
Polaroid		Southern Indiana Gas & Electric
Rand McNally
Robert Bosch
Rubbermaid

Contractual Arrangements

        We perform services and provide solutions for clients pursuant to contracts that generally have terms of six weeks to one year. We are compensated for our professional services and solutions in one or more of three ways: fixed fees, task-based fees, or incentive fees. The majority of our revenue is derived from fixed fee and task-based fee contracts. Our fee type and structure for each client engagement is dependent on a number of variables, including size of the client, the complexity and geographic dispersion of its business, the level of the opportunity for us to improve the client's processes and other factors. Our contracts are generally cancellable by the client upon 30 days' notice.

        Historically, we have worked in several divisions of the Navy, each governed by a separate contractual agreement. Contracts related to these engagements are executed within the United States government's budget cycle and are fully funded for up to one year at a time and may be renewed annually for successive one-year periods over the remaining life of the engagement. For our engagements with the Navy, we contract either directly with the government through our listing with the General Services Administration, or GSA, or we use an intermediary that acts as a prime contractor providing contracting and administrative services for the majority of our government programs. We utilize CACI, Inc.-Federal, a wholly owned subsidiary of CACI International, Inc., or CACI, as an intermediary. In these instances, CACI plays a limited role in contract execution, and does not provide any client consulting services.

        In the spring of 2007, we learned that the government was formally moving to combine many of our U.S. Navy programs into one contracting vehicle using a competitive request for proposal. Based on our consistent delivery of results, access to multiple contracting vehicles, and the strength of our bidding team's major incumbents, we assessed the risk of an adverse outcome of not being able to procure our government programs through this or other contracting vehicles as low. In January 2008, we learned that we and the team with which we were partnered were not named as a provider under the new Fleet Readiness Enterprise contracting vehicle. Although this meant we would not be able to contract to provide services for our two largest government programs through the Fleet Readiness Enterprise contracting vehicle, we believed that we would continue to perform services for these programs at reduced volumes through existing government contracting vehicles that we already possess or new contracts we could obtain. We now believe that there is a high likelihood that we will not continue to provide services for these programs in significant volume beyond April 2008 and there can be no assurances we will be able to replace these programs' revenues.

        Fixed fee revenue is recognized on the proportional performance model (which approximates the percentage completion method), based on direct labor hours expended and, when applicable, the completed performance model. In order to calculate the completion ratio on a given project, time and effort to date are divided by the total estimated time and effort for the entire project. This ratio is then multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date. A few of our fixed fee contracts, primarily assessments, are recognized using the completed contract performance model as these contracts are generally one to six weeks in duration and conclude with a presentation or agreed upon deliverable to the clients' management. Revenues attributable to fixed fees were 11%, 8% and 4% of consolidated revenue for the years ended December 31, 2007, 2006, and 2005, respectively.

        Task-based fees are recognized as revenue when the relevant task is completed. Revenues attributable to task-based fees were 88%, 91% and 96% of consolidated revenue for the years ended December 31, 2007, 2006, and 2005, respectively.

        Incentive fees are tied to improvements in a variety of client performance measures typically involving cycle time, asset utilization and productivity. Incentive fee revenue is recognized in the period in which the related client improvements are achieved and we obtain the client's acceptance. Our incentive fee agreements with our clients define in advance the performance improvement standards that will form the basis for the payment of incentive fees. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, we obtain customer agreement to these achievements prior to recognizing revenue. Incentive fees are affected by our clients' business performance and prevailing economic conditions. Revenues attributable to incentive fees were 0%, for each of the years ended December 31, 2007, 2006, and 2005, respectively. As of March 14, 2008, we had one contractual agreement for incentive fees.

        Reimbursement revenue represents our clients repayment of our mutually agreed upon travel expenses as incurred. All billable travel expenses are submitted to and approved by the client. Revenues attributable to reimbursement were 1%, 1% and 0%, for the years ended December 31, 2007, 2006, and 2005, respectively.

        In our business under commitment, also known as backlog, we include signed client contracts and funded government contract commitments with terms generally ranging from three months to one year. In 2007 and 2006, a portion of our backlog included projects that were funded as a specific line item in the United States government's budget, as opposed to inclusion in a general category. Budgeting in this manner was considered equivalent to full funding; therefore, these commitments are included in backlog. Backlog at December 31, 2007 was $12.4 million, all of which is expected to be realized in 2008. Backlog at December 31, 2006 and 2005 was $16.1million and $14.5 million, respectively.

Financial Information About Segments and Geographic Areas

        Financial information about our segments and information related to the geographic areas in which we operate appears in Note 11 to our Consolidated Financial Statements included in this report.

Competition

        The consulting services industry in which we operate is highly competitive and significantly fragmented. We compete with a large number of diverse service providers, including business operations consulting firms, such as Huron Consulting Group, financial consulting firms, such as FTI Consulting, Inc., management consulting firms, such as McKinsey & Company and Booz Allen Hamilton, accounting firms, technical and economic advisory firms, regional and specialty consulting firms and internal professional resources of existing and potential clients. In addition, since there are relatively low barriers to entry into the consulting services market, we expect new entrants into our operations management consulting field to result in continued and additional future competition. Some of our competitors have significantly greater financial resources, professional staffs, industry expertise, and name recognition than we do. Competitive pressures could reduce our market share or require us to reduce the price of our services and solutions, either of which could harm our business and results of operations. Furthermore, there can be no assurance we will be able to compete successfully with our existing or new competitors. Our PVM approach and proprietary methodologies are trade secrets not capable of being patented, and there can be no assurance our competitors will not acquire or develop substantially similar methodologies or our clients will not adopt our methodologies without our assistance. Therefore, there can be no assurance we will not be subject to competition from others using substantially similar methodologies. However, we believe our competitive strengths differentiate us from competitors.

Employees

        At December 31, 2007, we had a total of 146 employees, consisting of 94 full-time Resultants, 12 part-time Resultants, 18 sales and marketing employees and 22 administrative employees. Our employees are not represented by a labor union and are not subject to any collective bargaining agreement. We consider our employee relations to be good.

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

Available Information

        We are required to file reports with the Securities and Exchange Commission ("SEC") pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The public may read and copy any materials filed with the SEC by us at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are submitted electronically and can be accessed via the SEC's website at: http://www.sec.gov.

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

We recently failed to win a competitive bid for future work under a U.S. Navy program that previously comprised a large portion of our business. If we are unable to replace that business, our revenue and results of operations may be adversely affected.

        In the spring of 2007, we learned that the government was formally moving to combine many of our U.S. Navy programs into one contracting vehicle using a competitive request for proposal. Based on our consistent delivery of results, access to multiple contracting vehicles, and the strength of our bidding team's major incumbents, we assessed the risk of an adverse outcome of not being able to procure our government programs through this or other contracting vehicles as low. In January 2008, we learned that we and the team with which we were partnered were not named as a provider under the new Fleet Readiness Enterprise contracting vehicle. Although this meant we would not be able to contract to provide services for our two largest government programs through the Fleet Readiness Enterprise contracting vehicle, we believed that we would continue to perform services for these programs at reduced volumes through existing government contracting vehicles that we already possess or new contracts we could obtain. We now believe that there is a high likelihood that we will not continue to provide services for these programs in significant volume beyond April 2008 and there can be no assurances we will be able to replace these programs' revenues. If we are unable to replace these programs with other sources of revenue, our business and results of operations will be adversely affected.

We derive our revenue from a limited number of engagements and our revenue could be adversely affected by the loss of a significant client or the cancellation of a significant engagement.

        Historically we derived a significant portion of our revenue from a limited number of engagements. From year to year, revenue from one or more individual clients may exceed 10% of our revenue for such period. For example, revenue from projects with the United States Navy ("Navy") totaled $49.2 million, or 88% of revenue, $54.3 million, or 91% of revenue, and $40.1 million, or 95% of revenue, for the years ended December 31, 2007, 2006, and 2005, respectively. If we lose any major clients or if any of our significant engagements is reduced in scope or cancelled, like the loss of our contracts with the Navy, as discussed in the risk factor above, we would lose a significant amount of revenue. In general, the volume of work we perform for any particular client varies from year to year due to the specific engagement nature of our business. A client accounting for a significant portion of our revenue in one year may not comprise a significant portion of our revenue in the following year due to completion of the project, early termination of the project or a reduction of the scope of our engagement in the following year.

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

  •
  Government personnel who make decisions with respect to the award of military and other government contracts move in and out of such decision-making positions. We must expend significant effort educating such decision makers about our business and capabilities, and developing and maintaining relationships with decision makers at appropriate levels within our client organizations. If we fail to successfully identify, educate and maintain relationships with appropriate decision makers within our clients' organizations, our ability to compete for new contracts, and therefore our business generally, may suffer.

        The impact of any of the occurrences or conditions described above could affect not only our business with the particular government entity involved, but also other related and unrelated government entities. Depending on the size of the project or the magnitude of the costs, penalties or negative publicity involved, any of these occurrences or conditions could have a material adverse effect on our business and results of operations. As discussed in the risk factor above, we were unable to renew our contracts with the Navy, but we plan on continuing our relationships within the Navy and pursuing any new business opportunities.

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

        Historically, we have derived substantial revenue from government engagements in which we utilize a contracting intermediary, CACI, Inc.-Federal, a wholly owned subsidiary of CACI International, Inc., or CACI. Although we also contract directly with the federal government through our listing with the General Services Administration, we evaluate, on a project-by-project basis, whether to use an intermediary such as CACI to act as a prime contractor and provide contracting and administrative services. We expect to continue to use intermediaries as prime contractors for certain contracts when appropriate in the foreseeable future. In such cases, we will enter into agreements with such intermediaries that define the terms of our arrangement such as payment terms and specific deliverables. Future terms with contracting intermediaries may be less favorable than the terms under which we currently operate. Financial difficulties of an intermediary could cause a delay in remission of government funds to us and force us to seek other intermediaries.

We enter into fixed, task-based and incentive fee engagements with our clients and unexpected costs, delays or failures to achieve anticipated cost reductions or performance improvements could make our contracts less profitable.

        We charge for our professional services and solutions based on fixed fee arrangements, task-based fees or incentive fees. Fixed fee contracts require us to price our contracts by estimating our expenditures in advance. Our ability to properly estimate the costs and timing for completing client projects is critical to the profitability of our fixed fee contracts. Task-based contracts also require us to estimate our expenditures in advance, and an appropriate billing amount is assigned to each completed task or deliverable based on the estimated cost for each specific task. Incentive fees are based on client-specific measures, such as the achievement of specified process improvements, cost reductions or designated goals. We must estimate our costs to deliver such client-specific measures and design the incentive calculation accordingly to achieve our desired profit margin. Our cost, pricing and margin estimates reflect our professional judgment regarding our costs and the efficiencies of our Resultants and processes. Any increased or unexpected costs, delays or failures to achieve anticipated cost reductions or performance improvements in connection with the performance of these engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our results of operations. Furthermore, incentive fees are affected by the client's business performance and prevailing economic conditions, both of which are beyond our control, which may cause variability in revenue and profit margins earned on such contracts and may limit our ability to forecast future revenue.

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

  •
  clients' decisions to divert resources to other projects;

  •
  collectability of receivables; and

  •
  reductions in the prices of services and solutions offered by our competitors.

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

  •
  our clients' perceptions of our ability to add value through our services and solutions;

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

  •
  the ability of our clients and potential clients to perform the services themselves; and

  •
  the extent of our competitors' responsiveness to client needs.

        We may not be able to compete effectively on these or other factors. If we are unable to compete effectively, our market position, and therefore our revenue and results of operations, could decline.

If we are unable to attract, hire, develop, train and retain experienced Resultants and sales professionals, our competitive position and financial performance could suffer.

        Our business consists primarily of the delivery of professional services and solutions and our success depends upon the efforts, abilities and project execution of our business consultants, whom we call Resultants. Our Resultants have highly specialized skills. If key Resultants leave and we are unable to replace them with suitable candidates, we could experience difficulty in managing the affected client engagements. Professionals with requisite credentials and experience qualified to be our Resultants are in great demand and we face significant competition for these professionals from our competitors, academic institutions, government entities, research firms and other organizations, including our clients. In addition, we rely on our sales professionals to develop business opportunities and client relationships. We face significant competition for these sales professionals from our competitors. Competing employers for both Resultants and sales professionals may be able to offer greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than we do.

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

        Our future success will depend in part upon our ability to enhance existing services and solutions and to introduce new services and solutions to meet the requirements of our clients in a rapidly developing and evolving market. For example, certain clients may require a different methodology from what our Resultants typically utilize. In such cases, we may have to train our Resultants to utilize different methodologies. Some of our competitors have significantly greater financial resources, professional staffs and expertise in certain methodologies than we do. Our competitors may be able to respond more quickly to changes in client requirements. If we are unable to anticipate or respond adequately to our clients' needs, our revenue could decline and our results of operations could suffer.

Maintaining our reputation is critical to our future success.

        We have invested significant time and resources in building our reputation and name recognition. Our ability to gain market acceptance of the Thomas Group brand and to secure new engagements depends heavily on our reputation and our ability to provide high quality, reliable and cost-effective services and solutions. Some of our engagements come from former or existing clients or from referrals by former or existing clients. Consequently, if we fail to perform our services and solutions in a manner meeting our clients' expectations, our reputation may be damaged and our ability to attract new business or new Resultants, our competitive position and our results of operations could suffer.

If we are unable to grow or if we fail to manage growth or fluctuations in the size of our business successfully our revenue and results of operations could be adversely affected.

        Any failure on our part to grow or to manage growth or fluctuations in the size of our business successfully could adversely affect our revenue and results of operations. We expect over time to grow our operations by expanding into other areas of the government and by strengthening our position in the commercial sector. Expanding our position in these areas will likely require extensive management attention and may increase our overall selling, general and administrative expenses. We also may expand by hiring additional Resultants, either individually or as members of existing groups, or acquiring complementary businesses. Alternatively, from time to time, we may need to take labor force resizing actions to account for fluctuations in the level of our business. These activities could result in the diversion of management's time, attention and resources from managing and marketing our company. We also could encounter difficulties in integrating persons from other firms with diverse professional backgrounds, experiences and organizational cultures into our own organization. Expansion creates new and increased management and training responsibilities for our employees. Expansion also increases demands on our internal systems, procedures and controls and on our managerial, administrative, financial, marketing and other resources. If we do not manage growth or fluctuations in the size of our business effectively, our business, financial condition and results of operations could be adversely affected.

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

        Effective internal controls are necessary for us to provide reliable financial reports and effectively detect and prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404, under currently published SEC rules, beginning with our fiscal year ended December 31, 2007, we are required to perform an assessment of the effectiveness of our internal control over financial reporting and publicly disclose the assessment in our Annual Report on Form 10-K for the year ending December 31, 2007. Attestation by our auditor will be required for the year ended December 31, 2008. We dedicated significant management, financial and other resources in connection with our compliance with Section 404 in 2007. These efforts included a review of our existing internal control structure. If we fail to achieve and maintain the adequacy of our internal controls and do not address any deficiencies that may be identified by our auditors, we may not be able to conclude, on an ongoing basis, that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.

Operating internationally exposes us to special risks and factors that could negatively impact our business or operations and could result in increased expenses and declining profit margin.

        We currently operate primarily in the United States and have minimal operations in Asia and Europe; however, in the future, we may expand our international operations. If our revenue from international operations does not exceed the expense associated with establishing and maintaining our international operations, our results of operations could suffer. International operations create special risks, including the following:

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

We may not pay dividends.

        The determination of future cash dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, results of operations, cash flow, the level of our capital expenditures, restrictive covenants in our credit facility, future business prospects and any other matters that our Board of Directors deems relevant. There can be no assurance that we will pay dividends in the future.

We may need additional capital in the future, and this capital may not be available to us. The raising of additional capital may dilute stockholders' ownership in us.

        We may need to raise additional funds through public or private debt or equity financings in order to:

  •
  expand our international operations;

  •
  develop new services and solutions;

  •
  respond to competitive pressures; or

  •
  pursue strategic acquisitions.

        Any additional capital raised through the sale of equity may dilute stockholders' ownership percentage in us. We believe that existing cash resources, the amounts available under our credit facility and cash generated from current operations will be sufficient to satisfy our operating cash needs at least through December 31, 2008. Any future decreases in our operating income, cash flow, or stockholders' equity may impair our future ability to raise additional funds to finance operations. Any additional financing we may need may not be available on terms favorable to us, or at all.

Our certificate of incorporation, bylaws, stockholder rights plan, Delaware law and arrangements we have with certain significant stockholders may discourage an acquisition of our company.

        Provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We have also adopted a stockholder rights plan which could also have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding stock. We have entered into an agreement with two of our directors and significant stockholders, General John T. Chain, Jr. and Mr. Edward P. Evans, which grants General Chain the right to designate three nominees to our Board of Directors as long he owns greater than 10% of our outstanding common stock and Mr. Evans the right to designate two nominees to our Board of Directors as long as he owns greater than 10% of our outstanding common stock. These contractual obligations could make it difficult for a third party to gain control of our Board of Directors in the event of an acquisition. In addition, these directors and significant stockholders currently have and may continue to have a significant ownership interest in our common stock which could make it difficult for a third party to acquire a majority of our outstanding common stock.

ITEM 1B.    Unresolved Staff Comments.

        None.

ITEM 2.    Properties.

        We believe the following facilities are adequate for our current needs:

  •
  We lease approximately 26,000 square feet of office space at our principal executive office in Irving, Texas under a lease which expires in March 2012.

  •
  We lease space for our office in Hong Kong under a month-to-month lease.

  •
  We lease space for our Troy, Michigan office on a six-month lease expiring on September 30, 2008.

ITEM 3.    Legal Proceedings.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant's Common Equity

        During most of 2006 our common stock was quoted on The Nasdaq Capital Market under the symbol "TGIS." Since November 6, 2006, our common stock has been listed on The Nasdaq Global Market under the symbol "TGIS." The stock prices set forth below represent the highest and lowest sales prices per share for the indicated quarters of our common stock as reported on The Nasdaq Capital Market and The Nasdaq Global Market:

Quarter Ended	Dividends Declared	High	Low
December 31, 2007	$0.100	$10.66	$6.40
September 30, 2007	$0.100	$14.18	$7.84
June 30, 2007	$0.100	$12.90	$8.56
March 31, 2007	$0.100	$14.94	$10.49
December 31, 2006	$0.100	$17.65	$10.01
September 30, 2006	$0.075	$16.00	$7.72
June 30, 2006	$0.075	$14.28	$7.30
March 31, 2006	$0.050	$10.50	$6.82

Holders of Record

        As of December 31, 2007, there were approximately 86 holders of record of our common stock.

Dividends

        On December 20, 2005, we adopted a policy under which we would pay an aggregate annual cash dividend of $0.20 on each outstanding share of common stock, payable quarterly at a rate of $0.05 per share. On June 20, 2006, our Board of Directors amended our dividend policy to increase the annual dividend to $0.30 per share, payable quarterly at a rate of $0.075 per share. On December 12, 2006, we revised our dividend policy to provide for an increased annual cash dividend of $0.40 per share, payable quarterly at a rate of $0.10 per share. On February 19, 2008, our Board of Directors suspended the payment of future quarterly dividends. Payment of future cash dividends is at the discretion of our Board of Directors after taking into account various factors, including our financial condition, results of operations, cash flow, the level of our capital expenditures, restrictive covenants in our credit facility, future business prospects and any other matters that our Board of Directors deems relevant.

        We paid dividends of $0.10 per share on January 12, 2007, April 13, 2007, July 13, 2007 and October 12, 2007. On December 6, 2007, the Board of Directors declared a dividend of $0.10 payable to shareholders of record as of December 31, 2007. This dividend was paid on January 12, 2008. We paid dividends of $0.075 per share on July 14, 2006, and October 13, 2006, and $0.05 per share on January 13, 2006, and April 13, 2006.

Equity Compensation Plan Information

        Information regarding our equity compensation plans is set forth in Item 12 in Part III of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Issuer Repurchases of Shares

        In January and October of 1999, we announced two stock repurchase plans for up to 250,000 and 500,000 shares, respectively, to be purchased on the open market. In August 2000, we announced an additional stock repurchase plan of up to 750,000 shares to be purchased on the open market. We have 505,450 shares available to be repurchased under the plans. On March 6, 2008, we announced that our Board of Directors authorized us to repurchase the remaining 505,450 shares from time to time, subject to market conditions.

        During the first quarter of 2008, we established a written plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, which provides for the purchase of shares of our common stock in support of our announced share repurchase program.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Restricted Stock Awards

Performance Share and Restricted Share Awards

        On March 1, 2008, the Compensation and Corporate Governance Committee of our Board of Directors (the "Compensation Committee") and our Board of Directors, upon the Compensation Committee's recommendation, approved a new incentive compensation plan titled the 2008 Omnibus Stock and Incentive Plan of Thomas Group, Inc. (the "2008 Omnibus Plan"). The 2008 Omnibus Plan provides a means for us to grant awards to officers, employees or consultants in the form of options, restricted shares, performance awards and stock appreciation rights. A total of 1,000,000 shares of our common stock was reserved for issuance pursuant to awards made under the 2008 Omnibus Plan. The 2008 Omnibus Plan and any awards made thereunder are conditional upon stockholder approval of the 2008 Omnibus Plan at our 2008 Annual Meeting of Stockholders. On March 1, 2008, the Compensation Committee granted Michael McGrath, our newly appointed Executive Chairman, an initial award of 100,000 restricted shares of our common stock and a performance share award entitling Mr. McGrath to up to 350,000 shares of our common stock if certain conditions related to our profitability are satisfied. The initial restricted share award was granted by the Compensation Committee pursuant to the 2005 Omnibus Stock and Incentive Plan of Thomas Group, Inc. The performance share award was granted by the Compensation Committee pursuant to the 2008 Omnibus Plan and is conditional upon stockholder approval of the 2008 Omnibus Plan at our 2008 Annual Meeting of Stockholders. On March 10, 2008, Earle Steinberg, our newly appointed President and Chief Executive Officer, was granted an initial award of 50,000 restricted shares of our common stock and a performance share award entitling Mr. Steinberg to up to 380,000 shares of our common stock if certain conditions related to our profitability are satisfied. The initial award was granted pursuant to the 2005 Omnibus Stock and Incentive Plan of Thomas Group, Inc. The performance share award was granted by the Compensation Committee pursuant to the 2008 Omnibus Plan and is conditional upon stockholder approval of such plan at our 2008 Annual Meeting of Stockholders.

Net Profit Based Restricted Stock Awards

        On December 20, 2005, the Compensation Committee, with General John T. Chain, Jr. abstaining, granted net profit restricted share awards (i) for 300,000 restricted shares to James T. Taylor, our former President and Chief Executive Officer, and (ii) for 50,000 restricted shares to David English, our former Chief Financial Officer. On April 27, 2006, the Compensation Committee, with General John T. Chain, Jr. abstaining, granted a net profit restricted share award for 50,000 restricted shares to Terry D. Stinson, our former President North America Region—Commercial. On October 15, 2007, the Compensation Committee granted a net profit restricted share award for 10,000 restricted shares to Michael J. Barhydt, our Chief Financial Officer. We refer to these awards collectively as the "Net Profit Awards." The restrictions on one-third of the restricted shares granted to each officer will lapse (that is, such restricted shares will become "vested") on the last day of each fiscal year in which we achieve at least a 15% increase in our annual profit when compared to the greater of (a) the annual profit for 2005 or (b) the annual profit for the preceding year. The percentage increase in annual profit will be calculated by dividing (x) the excess (if any) of the annual profit for the current year over the greater of (1) the annual profit for the year 2005 and (2) the annual profit for the preceding year; by (y) the greater of (1) or (2). At each time restricted shares become vested, we will deliver to the appropriate participant 40% of such vested shares, and will continue to hold the remaining 60% of vested shares until the participant's termination of full time employment, at which time all such retained vested shares will be delivered to such participant. As of December 31, 2007, 133,334 shares collectively had vested and were issued pursuant to the Net Profit Awards issued to Mr. Taylor, Mr. English and Mr. Stinson. As of December 31, 2007, no shares had vested pursuant to Mr. Barhydt's Net Profit Award. During 2007, both Mr. Stinson and Mr. English resigned from the company and received their vested shares pursuant to their respective Net Profit Award. Mr. Stinson's and Mr. English's unvested restricted shares under their respective Net Profit Awards were cancelled. Mr. Taylor's employment agreement has expired and was not renewed by the company. Upon Mr. Taylor's separation from the company, he will be entitled to receive his vested shares and if his separation is considered an Involuntary Termination Without Cause (as defined in his award and our 2005 Stock and Incentive Plan) he will be entitled to a further 100,000 shares and a cash payment of $100,000 upon his separation of employment. In fiscal year 2007, we recorded approximately $796,000 of expense applicable to the Net Profit Awards related to the non-renewal of Mr. Taylor's employment agreement.

Share Price Restricted Stock Award

        On December 23, 2005, the Compensation Committee, with General John T. Chain, Jr. abstaining, granted a share price restricted share award for 300,000 shares of restricted stock to James T. Taylor, our former President and Chief Executive Officer. We refer to this award as the "Share Price Award." The restricted shares become "available shares" in 20,000 share increments based upon the highest "quarterly price" achieved during the term of such award. The "quarterly price" for a quarter will be equal to the lowest closing price per share of our common stock during any given calendar quarter, beginning with the quarter ending December 31, 2005. The 20,000 restricted shares become available shares if there is a "quarterly price" of at least $6.00, and an additional 20,000 restricted shares become available for every $1 increase (above $6.00) in the quarterly price so that, if the quarterly price reaches $20, all of the shares will become available shares. As of December 31, 2007, 100,000 restricted shares have become available shares since the date of the Share Price Award.

        During 2006 and 2007, restricted shares granted under the award have become available shares as follows:

Quarter Ended	Lowest Closing Price	Available Shares
March 31, 2006	$6.97	20,000
June 30, 2006	$7.46	20,000
September 30, 2006	$8.38	20,000
December 31, 2006	$10.15	40,000
March 31, 2007	$10.55	0
June 30, 2007	$8.68	0
September 30, 2007	$8.00	0
December 31, 2007	$6.40	0

Total		100,000

        As discussed above, Mr. Taylor's employment agreement had not been renewed, and as a condition under the Share Price Award agreement, he is entitled to the 100,000 available shares upon his separation of employment, with the remaining unvested restricted shares to be cancelled. In fiscal year 2007, we recorded approximately $131,400 of expense applicable to the share based priced award related to the non-renewal of Mr. Taylor's employment agreement.

        No consideration was paid for the shares and there were no proceeds to us from the award. Because the issuance of the shares was made in a private transaction with our former President and CEO the issuance did not involve a public offering and, therefore, was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.    Selected Financial Data.

        The following table presents our selected consolidated financial information, which reflects the restatement, and should be read in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. Historical operating and statistical information may not be indicative of our future performance.

        The table below contains selected consolidated financial information prepared based on our audited consolidated financial statements for each of the fiscal years in the five-year period ended December 31, 2007. The financial statements for each of the fiscal years ended December 31, 2007, 2006, 2005, 2004 and 2003 have been audited by Hein & Associates LLP, an independent registered public accounting firm.

        Our audited financial statements included herein and the following selected historical financial data for the five-year period ended on that date reflect the effects of our reclassification of the assets, liabilities and results of operations of our operations in Switzerland as discontinued operations. Such operations were liquidated in 2005.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	In thousands, except share data
Revenue	$55,869	$59,478	$43,062	$30,020	$30,275
Operating expenses	45,341	44,571	34,793 (a)	27,428	27,217

Operating income	10,528	14,907	8,269	2,592	3,058
Other income (expense), net	530	362	(13)	(279)	(628)

Income from continuing operations before income taxes	11,058	15,269	8,256	2,313	2,430
Income taxes (benefit)	4,012	3,764	311	(21)	(343) (b)

Income from continuing operations before the cumulative effect of a change in accounting principle	7,046	11,505	7,945	2,334	2,773
Gain (loss) on discontinued operations, net of related income tax expense (benefit) effect of $0, $0, $58, $(44), and $(184), for the years 2007, 2006, 2005, 2004 and 2003, respectively	—	1	(1,212)	(893)	(2,106)

Income before the cumulative effect of a change in accounting principle	7,046	11,506	$6,733	$1,441	$667
Cumulative effect of a change in accounting principle, net of related income tax benefit of $0.5 in 2005	—	—	(10)	—	—

Net income	$7,046	$11,506	$6,723	$1,441	$667

Per share of common stock:
Basic earnings per share:
Income from continuing operations	$0.64	$1.06	$0.76	$0.25	$0.29
Loss on discontinued operations, net of tax	—	—	(0.12)	(0.10)	(0.22)
Cumulative effect of a change in accounting principles, net of tax benefit	—	—	—	—	—

Net income	$0.64	$1.06	$0.64	$0.15	$0.07
Diluted earnings per share:
Income from continuing operations	$0.63	$1.04	$0.75	$0.22	$0.28
Loss on discontinued operations, net of tax	—	—	(0.12)	(0.08)	(0.21)
Cumulative effect of a change in accounting principles, net of tax benefit	—	—	—	—	—

Net Income	$0.63	$1.04	$0.63	$0.14	$0.07

Dividends per share:	$0.40	$0.30	$0.05	$—	$—
Weighted average shares:
Basic	10,990,225	10,812,117	10,512,703	9,658,131	9,555,662
Diluted	11,191,271	11,065,088	10,702,375	10,548,922	10,169,575

(a)
Includes $0.6 million in losses related to renewal of a contract subleasing excess office space to a third party.

(b)
Includes the reversal of $0.2 million of foreign income taxes payable.

	Year ended December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data
Working capital	$19,323	$16,787	$8,188	$3,084	$2,535
Total assets	$25,939	$24,043	$13,031	$6,549	$7,440
Long-term obligations, including current maturities	$238	$103	$274	$1,412	$4,286
Total stockholders' equity	$21,544	$18,663	$8,494	$2,489	$713

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere or incorporated by reference in this Annual Report on Form 10-K. This discussion contains forward-looking statements. Actual results could differ materially from the results discussed in the forward-looking statements. Please see "Special Note Regarding Forward-Looking Statements" and "Risk Factors" for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

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

        Historically, most of our clients have been large, diversified commercial or government enterprises in North America, Europe, and Asia. During the last four years, however, our engagements have involved primarily various government entities. We have also served international clients in previous years from our former offices in Switzerland, Sweden, Germany, Singapore, China and Hong Kong. Currently, we are focused on delivering our solutions in North America. In some instances, we provide solutions to the same organization under separate contract agreements. While we believe our methodologies are applicable to any industry, we have developed a significant amount of subject-matter expertise relevant to specific industries, including automotive, aviation, distribution, government, healthcare, manufacturing, semiconductor, textiles and transportation.

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

        Fixed fee revenue is recognized on the proportional performance model (which approximates the percentage completion method), based on direct labor hours expended and, when applicable, the completed performance model. In order to calculate the completion ratio on a given project, time and effort to date are divided by the total estimated time and effort for the entire project. This ratio is then multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date. A few of our fixed fee contracts, primarily assessments, are recognized using the completed contract performance model as these contracts are generally one to six weeks in duration and conclude with a presentation or agreed upon deliverable to the clients' management. Revenues attributable to fixed fees were 11%, 8% and 4% of consolidated revenue for the years ended December 31, 2007, 2006, and 2005, respectively.

        Task-based fees are recognized as revenue when the relevant task is completed. Revenues attributable to task-based fees were 88%, 91% and 96% of consolidated revenue for the years ended December 31, 2007, 2006, and 2005, respectively.

        Incentive fees are tied to improvements in a variety of client performance measures typically involving cycle time, asset utilization and productivity. Incentive fee revenue is recognized in the period in which the related client improvements are achieved and we obtain the client's acceptance. Our incentive fee agreements with our clients define in advance the performance improvement standards that will form the basis for the payment of incentive fees. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, we obtain customer agreement to these achievements prior to recognizing revenue. Incentive fees are affected by our clients' business performance and prevailing economic conditions. Revenues attributable to incentive fees were 0%, for each of the years ended December 31, 2007, 2006, and 2005. As of March 14, 2008, we had one contractual agreement for incentive fees.

        Reimbursement revenue represents the client's repayment of our mutually agreed upon travel expenses as incurred. All billable travel expenses are submitted to and approved by the client. Revenues attributable to reimbursement were 1%, 1% and 0%, for the years ended December 31, 2007, 2006, and 2005, respectively.

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

        Sublease losses and income arose from the sublease contracts we maintained with subtenants in our Reston, VA and Troy, MI offices. Losses are generally the result of a subtenant defaulting on a lease or at the termination of a lease in which we anticipate that the future subtenant income will not be sufficient to recoup our costs associated with the subleased office space. Sublease income is recognized generally upon the termination of a sublease in which we, as a result of the termination, are able to avoid future anticipated costs previously recognized as sublease losses. As of December 31, 2007, we no longer maintain any sublease contracts.

        On December 20, 2005, we adopted a policy under which we would pay an aggregate annual cash dividend of $0.20 on each outstanding share of common stock, payable quarterly at a rate of $0.05 per share. On June 20, 2006, our Board of Directors amended our dividend policy to increase the annual dividend to $0.30 per share, payable quarterly at a rate of $0.075 per share. On December 12, 2006, we revised our dividend policy to provide for an increased annual cash dividend of $0.40 per share, payable quarterly at a rate of $0.10 per share. On February 19, 2008, our Board of Directors suspended the payment of future quarterly dividends.

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

Revenue Recognition

        Revenue is recognized when realizable and earned generally as services and solutions are provided over the life of a contract. Fixed fee revenue is recognized using a proportional performance model (which approximates the percentage completion method), based on direct labor hours expended and, when applicable, the completed performance model. Task-based, or deliverable-based, fees are recognized when the relevant task or deliverable is completed. Incentive fee revenue is recognized in the period in which the related improvements are achieved. Our incentive fee agreements with our clients define in advance the performance improvement standards that will form the basis of our incentive fees earned. We do not recognize incentive fee revenue until the client has agreed that performance improvements have in fact been achieved.

Unbilled Receivables

        Although fixed fee revenue recognition generally coincides with billings, as an accommodation to our clients, we may structure fee billings to increase in the latter stages of a program. In such instances, amounts collectible for services and solutions provided but not yet billed are represented in unbilled receivables.

Deferred Taxes

        Income taxes are calculated using the asset and liability method required by Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes ("SFAS 109"). Deferred income taxes are recognized for the tax consequences resulting from timing differences by applying enacted statutory tax rates applicable to future years. These timing differences are associated with differences between the financial and the tax basis of existing assets and liabilities. Under FAS No. 109, a statutory change in tax rates will be recognized immediately in deferred taxes and income. Net deferred taxes are recorded both as a current deferred income tax asset and as other long-term liabilities based upon the classification of the related timing difference. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. All available evidence, both positive and negative, is considered when determining the need for a valuation allowance. Judgment is used in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. In accordance with SFAS No. 109, evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain.

        In addition to timing differences arising from operating assets and liabilities, we also record deferred tax assets for the tax benefits of net operating losses and foreign tax credits. For United States federal tax purposes, at December 31, 2002, we had net operating loss ("NOL") carryovers of approximately $4.2 million. Under the Section 382 limitation, discussed below, $0.7 million was used to offset United States taxable income in 2003. In 2004, $0.2 million expired under Section 382, but an $8.1 million in United States net operating loss was generated, resulting in a balance of $11.4 million at December 31, 2004. In 2005, we used $8.1 million of the net operating loss to offset United States taxable income and used $0.2 million of the net operating loss carryforward limited under Section 382, resulting in a net operating loss carryforward balance of $3.1 million at December 31, 2005. In each of fiscal years 2006 and 2007, we used $0.2 million of the net operating loss carryforward balance, resulting in a $2.9 million and $2.8 million balance at December 31, 2006 and December 31, 2007, respectively.

        In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2006, however, we determined that a valuation allowance was only appropriate on approximately $117,000 of the NOL carryforward, due to annual limitations under Section 382, and therefore, we removed $1.8 million of the valuation allowance.

        There were no valuation adjustments in 2007.

        If future analyses of the positive and negative evidence indicates that it is more likely than not that some portion or all of the net deferred tax asset will not be realized, a partial or full valuation allowance may be required, which could have a negative on net income in the period that it becomes more likely than not that deferred tax assets will not be realized.

        We adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $40,000 increase in the liability for unrecognized tax benefits, which was recorded as a reduction of retained earnings in our Consolidated Balance Sheets at January 1, 2007. The liability for unrecognized tax benefits was subsequently reduced to $0 upon settlement with the IRS during a routine audit. We see no significant changes to the facts and circumstances underlying our reserves and allowances. We recognize deductible interest accrued related to tax penalties as interest expense in our Consolidated Statements of Operations and we recognize non-deductible accrued interest and penalties as income tax expense in our Consolidated Statements of Operations. During 2007, we recorded $67,000 in non-deductible penalties and interest.

        We are currently subject to the statutes of limitations for federal and state income taxes in the states in which we perform our services.

Accumulated Other Comprehensive Loss

        Translation of the financial statements of our operations in Europe and Asia resulted in accumulated translation adjustments of approximately $682,000 at December 31, 2004 that was required to be carried on the balance sheet as a separate component of stockholders' equity. During 2005, we liquidated our subsidiaries in Switzerland resulting in a reclassification of a $713,000 accumulated other comprehensive loss to the income statement. During 2007, we liquidated our Hong Kong subsidiary resulting in a $31,000 accumulated other comprehensive gain to the income statement.

Government Contracts

        In the spring of 2007, we learned that the government was formally moving to combine many of our U.S. Navy programs into one contracting vehicle using a competitive request for proposal. Based on our consistent delivery of results, access to multiple contracting vehicles, and the strength of our bidding team's major incumbents, we assessed the risk of an adverse outcome of not being able to procure our government programs through this or other contracting vehicles as low. In January 2008, we learned that we and the team with which we was partnered were not named as a provider under the new Fleet Readiness Enterprise contracting vehicle. Although this meant we would not be able to contract to provide services for our two largest government programs through the Fleet Readiness Enterprise contracting vehicle, we believed that we would continue to perform services for these programs at reduced volumes through existing government contracting vehicles that we already possess or new contracts we could obtain. We now believe that there is a high likelihood that we will not continue to provide services for these programs in significant volume beyond April 2008 and there can be no assurances we will be able to replace these programs' revenues.

        In light of this new assessment, we are adjusting our selling efforts and taking steps intended to strengthen our ability to generate new government business in other areas of the U.S. Navy and the Department of Defense. We are diligently working to replace these programs with revenues from other areas of the U.S. Navy. We are also considering measures intended to reduce costs in the event we are unable to continue or replace the affected U.S. Navy programs.

Results of Operations

        The following sets forth certain operating data as a percentage of revenue for the periods presented:

	Percentage of Revenue For Year Ended December 31,
	2007	2006	2005
Revenue	100.0%	100.0%	100.0%
Cost of sales	48.3%	47.0%	47.9%

Gross profit	51.7%	53.0%	52.1%
Selling, general and administrative	32.9%	27.9%	32.9%

Operating income	18.8%	25.1%	19.2%
Interest income (expense), net	1.0%	0.6%	(0.2)%
Other income, net	—	—	0.2%

Income from continuing operations before income taxes	19.8%	25.7%	19.2%
Income taxes	7.2%	6.4%	0.8%

Income from continuing operations before the cumulative effect of a change in accounting principle	12.6%	19.3%	18.4%
Loss on discontinued operations, net of tax	—	—	2.8%

Income before cumulative effect of a change in accounting principle, net of tax	12.6%	19.3%	15.6%
Cumulative effect of a change in accounting principle, net of tax	—	—	0.0%

Net income	12.6%	19.3%	15.6%

Years Ended December 31, 2007 and 2006

Revenue

        Total revenue decreased $3.6 million, or 6%, to $55.9 million in 2007, from $59.5 million in 2006. The overall decrease in revenues was comprised of a net decrease in revenue from our U.S. Government clients due a reduced number of active contracts, the natural ending of some of our U.S. Navy programs in the third quarter of 2007 and our inability to expand remaining U.S. Navy programs due to the government's efforts to consolidate these programs into a single contracting vehicle. The decrease in revenues was partially offset by gains in commercial revenues primarily derived from program expansions among our commercial clients and two significant contract wins in the second half of the year. Typically, our initial customer engagement consists of a paid assessment followed by a longer, more extensive program. During 2006, we completed 4 assessments leading to longer term programs in 2006, benefiting both revenue and gross margins in 2006, whereas in 2007, we completed only 1 assessment that led to additional assessments or programs starting in 2008. During 2007, we recorded revenues on 38 assessments and programs from 22 different customers compared to 36 assessments and programs with 17 different customers during 2006. There were 4 assessments completed or started in 2007 that, as of December 31, 2007, had not yet led to a subsequent assessment or program.

        Fixed fee revenues increased $1.3 million, or 28%, to $5.9 million, or 11% of revenue, in 2007 from $4.6 million, or 8% of revenue, in 2006. The increase in fixed fee revenues is attributable to the rise in the number of active commercial contracts. During 2007, we derived fixed fee revenues from 29 assessments and programs from 19 different customers, versus 19 programs and assessments from 12 different customers in 2006. In 2007, we recorded fixed fee revenues from 4 customers with multiple engagements, versus 3 customers with multiple engagements in 2006.

        Task-based revenues decreased $5.1 million, or 9%, to $49.2 million, or 88% of revenue, in 2007, from $54.3 million, or 91% of revenue, in 2006. The decrease in task-based revenues relates primarily to the number of active programs with the United States government. During 2007, we derived task-based revenues on 9 assessments and programs from 3 customers, versus 17 assessments and programs from 5 customers in 2006. In 2007, we recorded task-based revenues from 2 customers with multiple engagements verses 2006 when we had multiple engagements with each of our task-based customers.

        We had no incentive revenues for both fiscal years 2007 and 2006. Although we continue to offer a portion of our fees contingent on performance based metrics, our more recent customers have preferred fixed fee or task-based arrangements.

        Reimbursement revenues increased $0.2 million, 33%, to $0.8 million, or 1% of revenues, from $0.6 million, or 1%, in 2006. The increase in the number of commercial contracts is primarily responsible for the increase in reimbursement revenues.

        North America region revenue decreased $4.0 million, or 7%, to $55.4 million in 2007, from $59.4 million in 2006. Revenues from United States government contracts decreased $4.8 million, or 9%, to $49.5 million from $54.3 million in 2006. Revenues from contracts with commercial clients in the United States increased $0.8 million, or 16%, to $5.9 million from $5.1 million in 2006.

        Our Europe region generated $0.4 million in revenues in 2007. We had no revenue for Europe in 2006.

        Our Asia/Pacific region revenue decreased to $25,000 in 2007 from $71,000 in 2006. The decrease is due to our inability to continue programs initiated in 2006 and to generate new programs in 2007. We currently retain limited sales and marketing operations in Asia.

Gross Profit

        Gross profit for 2007 decreased $2.6 million to $28.9 million, or 51.7% of revenue, from $31.5 million, or 53% of revenue, in 2006. Costs of sales, which is a component of gross profit, consists of direct labor, travel, and other direct costs incurred by our Resultants to provide services to our clients and to complete client related projects, including training. The drop in year-over-year gross profit is due to deterioration in our utilization rates related to a slowdown of our government programs in the fourth quarter and higher than normal utilization rates in the first and second quarters of 2006. At December 31, 2007, we had 106 full and part time Resultants and 8 active contractors serving on active assessments and programs for our clients compared to 118 full and part time Resultants and 3 contractors at December 31, 2006.

Selling, General and Administrative

        Selling, general and administrative expense for 2007 increased $1.8 million, or 11%, to $18.4 million from $16.6 million in 2006. The $1.8 million increase is due to $0.9 million increase in legal and accounting expenses, a $0.9 million increase in sales and marketing costs, and $0.9 million of other corporate costs, including SOX compliance, depreciation, recruiting, and our self-insured cost of medical benefits. These increases were offset by a reduction of $0.9 million in performance-based stock compensation awards.

Sublease Losses

        On August 1, 2006, we learned the subtenant of our Reston, Virginia office had filed bankruptcy under Chapter 7 of the U.S. Bankruptcy Code on July 31, 2006. On September 28, 2006, we signed an occupancy agreement with the bankruptcy trustee, creating a rent reserve balance of $96,000 at December 31, 2006. During 2007, we amortized the balance ratably against rent expense until the expiration of the lease on October 31, 2007. There were no sublease agreements as of December 31, 2007.

Income Taxes

        During 2007, we recorded income tax expense of $4.0 million compared to $3.8 million during 2006. Our effective tax rate for 2007 was 36%, compared to 25% in 2006. The increase in tax expense and resulting effective rate is due primarily to the release of a $1.8 million valuation allowance at December 31, 2006, as discussed below.

        From 2001 to 2005, we had provided a valuation allowance for the full amount of our net deferred tax assets. During 2006, however, we determined that a valuation allowance was only appropriate on approximately $117,000 of the NOL carryforward, due to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and therefore, we removed $1.8 million of the valuation allowance.

        We continue to provide a valuation allowance of approximately $117,000 against our net deferred tax assets against net operating loss carryforwards subject to annual limitation under Section 382. While the factors listed above were considered in assessing the sufficiency of a valuation allowance, there is no assurance an adjustment to the valuation allowance would not need to be made in the future if information about future years change. Any change in the valuation allowance would impact our income tax provision and net income in the period in which such a determination is made.

        We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $40,000 increase in the liability for unrecognized tax benefits, which was recorded as a reduction of retained earnings in our Consolidated Balance Sheets at January 1, 2007. The liability for unrecognized tax benefits was subsequently reduced to $0 upon settlement with the IRS during a routine audit. We see no significant changes to the facts and circumstances underlying our reserves and allowances. We recognize deductible interest accrued related to tax penalties as interest expense in our Consolidated Statements of Operations and we recognize non-deductible accrued interest and penalties as income tax expense in our Consolidated Statements of Operations. During 2007, we recorded $67,000 in non-deductible penalties and interest.

        We are currently subject to the statutes of limitations for federal and state income taxes in the states in which we perform our services.

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

        Fixed fee revenues increased $3.0 million, or 188%, to $4.6 million, or 8% of revenue, in 2005 from to $1.6 million, or 4% of revenue, in 2005. The increase in fixed fee revenues is attributable to the rise in the number of active commercial contracts. During 2006, we derived fixed fee revenues from 19 assessments and programs from 12 different customers, versus 9 programs and assessments from 8 different customers in 2005. In 2006, we recorded fixed fee revenues from 3 customers with multiple engagements, versus 1 customer with multiple engagements in 2005.

        Task-based revenues increased $13.0 million, or 31%, to $54.3 million, or 91% of revenue, in 2006, from $41.3 million, or 96% of revenue, in 2005. The increase in task-based revenues relates primarily to the number of active programs with the United States government. During 2006, we derived task-based revenues on 17 assessments and programs from 5 customers, versus 13 assessments and programs from 3 customers in 2005. In 2006 and 2005, we had multiple engagements with each of our task-based customers.

        We had no incentive revenues for both fiscal years 2006 and 2005. Although we continue to offer a portion of our fees contingent on performance based metrics, our more recent customers have preferred fixed fee arrangements.

        Reimbursement revenues increased $0.5 million, or 500%, to $0.6 million, or 1% of revenues, from $0.1 million, or 0%, in 2005. The increase in the number of commercial contracts is also responsible for the increase in reimbursement revenues.

        North America region revenue increased $16.4 million, or 38%, to $59.4 million in 2006, from $43.0 million in 2005. Revenues from United States government contracts increased $13.0 million, or 31%, to $54.3 million from $41.3 million in 2005. Revenues from contracts with commercial clients in the United States increased $3.4 million, or 200%, to $5.1 million from $1.7 million in 2005.

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

        During the first quarter of 2005, we recorded a $0.6 million charge relating to subleasing excess office capacity in Reston, Virginia, at market rates. The charge is based on the shortfall between future sublease income and costs expected to be incurred under our leases with our landlords. This action accounted for $0.6 million, or $0.06 per diluted share for the year ended December 31, 2005 (See the accompanying Note 10 of the Consolidated Financial Statements included herein).

Discontinued Operations

        In 2005, we disposed of our operations in Switzerland. Although we maintained only minimal S,G&A costs in Switzerland, the operations had not produced significant revenue for two years. It was determined the cost of maintaining an office was no longer prudent, and the operations were disposed of by filing for insolvency with the Swiss insolvency court. During the fourth quarter of 2005, we determined the liquidation of our investment in our Swiss entity was substantially complete, triggering the non-cash reclassification of $713,000 in accumulated translation loss adjustments to the income statement. These adjustments represent foreign currency losses incurred prior to 2001, which were required to be reported as a separate component of stockholders' equity titled "Accumulated other comprehensive loss". This reclassification had no effect on equity for 2005 as the amount was previously recorded as a direct reduction of equity. The presentation of all periods reflect the Swiss operations as discontinued operations. For the year 2005, the effect of the discontinued Swiss operation was $1.2 million, net of tax, or $0.12 per diluted share, compared to $0.9 million, net of tax, or $0.08 per diluted share, for the year 2004 (See the accompanying Note 2 of the Consolidated Financial Statements included herein).

Income Taxes

        During 2006, we recorded income tax expense of $3.8 million compared to $0.3 million during 2005. Our effective tax rate for 2006 was 25%, compared to 4% in 2005. The increase in tax expense and resulting effective rate is due primarily to the utilization of significant NOLs outstanding during 2005 no longer available in 2006, offset by certain reductions in our deferred tax asset valuation allowance.

        At December 31, 2001, we determined, based primarily on our recent history of operating losses in the United States, that we could no longer consider the recovery of our net deferred tax assets to be more likely than not. Accordingly, our net deferred tax assets were reduced by a valuation allowance adjustment. While a valuation allowance was required for our net deferred tax assets, as discussed below, the assets remained available for use in the future, subject to the limitations described above, to offset future income tax liabilities should sufficient amounts of United States and foreign income be generated in the carryforward period.

        From 2001 to 2005, we had provided a valuation allowance for the full amount of our net deferred tax assets. During 2006, however, we determined that a valuation allowance was only appropriate on approximately $117,000 of the NOL carryforward, due to annual limitations under Section 382, and therefore, we removed $1.8 million of the valuation allowance.

        Although our statutory tax rate is approximately 38%, our removal of this portion of our deferred tax asset valuation allowance reduced income tax expense in the first and fourth quarters of 2006 resulting in an effective tax rate of 28% for the quarter ended March 31, 2006, 0% for the quarter ended December 31, 2006 and 25% for the year ended December 31, 2006.

Quarterly Results

        The following table sets forth certain unaudited operating results for each of the four quarters in the two years ended December 31, 2007. This information has been prepared on the same basis as the audited financial statements and, in our opinion, includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented.

	2007				2006
	For the Three Months Ended				For the Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	In thousands, except per share data
Revenue	$14,906	$13,958	$13,470	$13,535	$13,296	$15,570	$15,859	$14,753
Gross profit	7,485	7,077	7,097	7,232	6,398	8,428	8,732	7,949
Operating income	2,824	2,764	2,898	2,042	2,962	4,047	4,352	3,546
Net income	1,798	1,882	1,921	1,445	2,176	2,544	2,976	3,810
Earnings per share:
Basic	$0.16	$0.17	$0.17	$0.13	$0.20	$0.24	$0.27	$0.35
Diluted	$0.16	$0.17	$0.17	$0.13	$0.20	$0.23	$0.27	$0.34
Weighted average shares:
Basic	10,937	10,943	11,039	11,040	10,667	10,722	10,921	10,994
Diluted	11,225	11,134	11,121	11,181	10,880	10,978	11,084	11,176
Stock Price(a):
High	$14.94	$12.90	$14.18	$10.66	$10.50	$14.28	$16.00	$17.65
Low	$10.49	$8.56	$7.84	$6.40	$6.82	$7.30	$7.72	$10.01
Close	$11.91	$10.51	$9.14	$7.43	$8.05	$14.02	$10.27	$15.04

(a)
The stock prices set forth below represent the highest and lowest sales prices per share of our common stock as reported on The Nasdaq Capital Market and The Nasdaq Global Market. During most of 2006 our common stock was quoted on The Nasdaq Capital Market under the symbol "TGIS." Since November 6, 2006, our common stock has been listed on The Nasdaq Global Market under the symbol "TGIS."

Liquidity and Capital Resources

        Cash provided by operating activities increased $2.0 million, to $9.4 million in 2007, compared to $7.4 million in 2006. The increase is attributable primarily to a $6.7 million decrease in trade accounts receivable and a $1.3 million decrease in deferred tax assets, offset by a $4.5 decrease in net profits and a $1.5 million reduction in income taxes payable.

        Net cash used in investing activities increased $404,000 to $871,000 in 2007, from $467,000 in 2006 primarily due to improvements and expansion of our Dallas Training facility in 2007. In 2006 net investing activities consisted of capital expenditures to replace aging computer equipment and software, and updates to our audio and visual office equipment.

        Net cash used in financing activities increased $3.1 million to $5.0 million in 2007 from $1.9 million in 2006. In 2007, we increased our annual dividend payout from $0.30 per share in 2006 to $0.40 per share in 2007, resulting in $4.4 million of dividend payments, along with $0.6 million for the net tax effect of stock issuances. In 2006, we paid dividends of $2.7 million, which were offset by proceeds of $0.8 million in cash and tax benefits from option exercises.

        In January and October of 1999, we announced two stock repurchase plans for up to 250,000 and 500,000 shares, respectively, to be purchased on the open market. In August 2000, we announced an additional stock repurchase plan of up to 750,000 shares to be purchased on the open market. We have 505,450 shares available to be repurchased under the plans. On March 6, 2008, we announced that our Board of Directors authorized us to repurchase the remaining 505,450 shares from time to time, subject to market conditions.

$5.5 million Credit Facility with JPMorgan Chase Bank, N.A.

        On December 15, 2006, we entered into a credit agreement with JPMorgan Chase Bank, N.A. The senior secured revolving credit facility will be used for ongoing working capital needs and general corporate purposes. At December 31, 2007, we had a zero balance on such credit facility. This credit facility will mature on March 31, 2009, at which time it will terminate and all outstanding amounts shall be due and payable. The obligations under the senior secured revolving credit facility are secured by first priority liens on all of our accounts and proceeds thereof.

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

        In March 2007, we signed an amendment to the credit facility that increases the amount of capital expenditures we can make in compliance with the terms of the credit agreement. The capital expenditure limit was increased to $1.0 million for the year ending December 31, 2007 from the original limit of $0.5 million annually. Effective January 1, 2008, the annual limit reverted to $0.5 million.

        In June 2007, we signed an amendment waiving certain covenants related to our liquated subsidiary Thomas Group Hong Kong Limited.

        In November 2007, we signed an amendment authorizing us to form a wholly owned subsidiary, Thomas Group Global LLC, to procure and develop business and selling activities in foreign nations.

Former Credit Facility with Bank of America, N.A.

        On August 16, 2004, we signed a $5.5 million revolving line of credit with Bank of America, N.A. We paid $55,000 as a commitment fee to obtain the financing. All our inventory, chattel paper, accounts, equipment and general intangibles secured the credit facility. The line of credit was subject to a borrowing base calculated as a percentage of our eligible United States trade accounts receivable less than 90 days old. The credit facility matured August 21, 2006, and bore interest at the prime rate, or LIBOR plus 2.5%, if elected, to be paid monthly. The unused portion of the line of credit bore interest at an annual rate of 0.375%, and was paid quarterly. The credit agreement contained financial and non-financial covenants that, if breached, would have accelerated of the amounts owed under the credit facility. On February 7, 2005, we signed an amendment to the credit facility with Bank of America, N.A. allowing, but not requiring, us to make regularly scheduled payments of principal of $0.1 million each month against General Chain's subordinated debt so long as we were not in default on any agreement with Bank of America, N.A. On May 27, 2005, we signed an amendment to our loan agreement eliminating the over advance provisions from the original agreement that we had never used, removing all restrictions on repayment of subordinated debt and changing the financials covenants.

        At the facility's maturity on August 21, 2006, we were in compliance with all of our debt covenants and our outstanding balance on the line of credit was zero, and had not been drawn on since it was paid in full on June 2, 2005.

Subordinated Financing

        In 2002, we issued two promissory notes to our former Chairman of the Board and Directors and current director, General John T. Chain, Jr. The notes were subordinated to our senior lender, and their terms were as follows:

Name	Issue Date	Date Funded	Date Retired	Principal & Interest Maturity Date	Semi-Annual Interest Payment Dates	Interest Rate	Original Principal Amount
General John T. Chain, Jr.	3/29/02	4/4/02	4/26/05	4/1/06	Oct 1/Apr 1	Prime + 6%	$1,000,000
General John T. Chain, Jr.	5/31/02	5/28/02	6/9/05	6/1/06	Dec 1/Jun 1	Prime + 6%	$400,000

        On February 7, 2005, we signed an amendment to the credit facility with Bank of America, N.A. allowing, but not requiring, us to make regularly scheduled payments of principal of $0.1 million each month against General Chain's subordinated debt so long as we are not in default on any agreement with Bank of America, N.A. We made four payments of $0.1 million each to General Chain against the subordinated note dated May 31, 2002, retiring this note on April 26, 2005. We made one payment of $0.1 million to General Chain against the subordinated note dated March 29, 2002. On May 27, 2005, we signed an amendment to our credit agreement, removing any restrictions on the repayment of subordinated debt. On June 9, 2005, we repaid the remaining balance of $0.9 million.

Our Liquidity Plan

        Our ability to generate cash from operations is due primarily to our ability to generate revenue, cost saving measures such as downsizing and subleasing facilities, and more aggressive collection policies. Our ability to maintain gross margins, control costs and generate cash flow from operations in the future will determine our ability manage our debt facilities and to remain in future compliance with debt covenants. We regularly evaluate our business to enhance our liquidity position.

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

Inflation

        Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the years ended December 31, 2007, 2006 or 2005. However, there can be no assurance our business will not be affected by inflation in the future.

Off-Balance Sheet Arrangements

        At December 31, 2007, and 2006, we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Contractual Obligations

        The amounts of our contractual obligations at December 31, 2007, as well as the maturity of these commitments are as follows:

	Payment due in
Contractual Obligations	Total	2008	2009-2010	2011-2012	Later Years
	in thousands
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	3,016	790	721	755	750
Purchase obligations	—	—	—	—	—
Deferred Rent Obligations	284	37	37	85	125

Total	$3,300	$827	$758	$840	$875

        Long-term debt obligations:    At December 31, 2007, we had no long-term debt obligations. We continue to have availability under our $5.5 million line of credit with JPMorgan Chase, N.A.

        Capital lease obligations:    At December 31, 2007, we had no capital lease obligations.

        Operating lease obligations:    Operating lease obligations consist of office rental commitments for our offices in Irving, Texas and Troy, Michigan. Various equipment leases for copiers, postage meters and laptop computers are maintained under operating leases.

        Purchase obligations:    At December 31, 2007, we had no legally binding purchase obligation for goods or services.

ITEM 7A.    Quantitative and Qualitative Disclosure About Market Risk.

        We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. Our credit agreement provides for borrowings, which bear interest at the prime rate, or LIBOR plus 1.25%, if elected. Since January 1, 1994, the prime rate has fluctuated between 9.5% and 4% and the 1-year LIBOR rate has fluctuated between 7.5% and 1.2%. Based on the volatility of the prime rate in recent years, a five-percentage point increase in interest rates would have resulted in $0 of additional interest expense in 2006. Through March 14, 2008, we had no borrowings or repayments on our revolving line of credit. The outstanding balance at March 14, 2008 was $0.

        Due to our foreign operations in Asia and Europe, we are exposed to transaction adjustments with respect to foreign currency. Our functional currency is the United States dollar. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. There is no translation adjustment to the separate component of stockholders' equity or adjustment to comprehensive income. We incurred foreign exchange losses of $145 and $2,000 for the years ended December 31, 2007 and 2006, respectively. Due to liquidating the Hong Kong office during 2007, there is no interest rate risk at December 31, 2007. At December 31, 2007, we had no exposure to the EURO related to our operations in Europe. At December 31, 2006, the effect of a 10% increase in foreign exchange rates would have resulted in a $644 foreign currency exchange loss on our non-United States denominated assets and a $10 foreign exchange gain on the Company's non-United States denominated liabilities. As such, the net effect of a 10% increase in the Company's foreign exchange rates, at December 31, 2006, would have been a $634 foreign currency exchange loss. The Company believes that operating under United States dollar functional currency, combined with transacting business in countries with traditionally stable currencies mitigates the effect of any near-term foreign currency transaction adjustments on the Company's financial position, results of operations and cash flows.

        The Company has not engaged in foreign currency hedging transactions nor does the Company have any derivative financial instruments. However, going forward, the Company will assess the need to enter into hedging transactions to limit its risk due to fluctuations in exchange rates.

ITEM 8.    Financial Statements and Supplementary Data.

        See Index to Consolidated Financial Statements on page F-1. Supplementary quarterly financial information for us is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

ITEM 9A(T).    Controls and Procedures.

        Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our Chief Executive Officer and our Chief Financial Officer have concluded that, in their judgment, our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company, including its subsidiaries, in the reports it files, or submits under the Securities Exchange Act of 1934, as amended, the "Exchange Act", is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of the Company's published financial statements.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2007 the Company's internal control over financial reporting is effective based on those criteria.

        This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B.    Other Information.

        There was no information required to be disclosed in a report on Form 8-K in the fourth quarter of 2007 which was not reported.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant.

        The information required by this Item 10 is incorporated herein by reference from our Proxy Statement for our 2008 Annual Meeting of Stockholders, which will be filed on or before April 29, 2008.

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

ITEM 11.    Executive Compensation.

        The discussion under "Executive Compensation" in our Proxy Statement for our 2008 Annual Meeting is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management.

        The discussion under "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for our 2008 Annual Meeting is incorporated herein by reference.

        The following table provides information related to the number of shares to be issued upon exercise of all outstanding options, warrants and rights and the number of shares available for future issuance under our equity compensation plans at December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of securities to be to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	801,465	(1)(2)	$3.03	336,666
Equity compensation plans not approved by security holders	—		—	—

Total	801,465		$3.03	336,666

(1)
These plans include the Thomas Group, Inc. 1988, 1992 and 1997 Stock Option Plans and the Non-Employee Director Plan and the 2005 Omnibus Stock and Incentive Plan.

(2)
The number of shares is subject to adjustments for changes resulting from stock dividends, stock splits, recapitalizations and similar events.

ITEM 13.    Certain Relationships and Related Transactions.

        The discussion under "Certain Relationships and Related Transactions" in our Proxy Statement for our 2008 Annual Meeting is incorporated herein by reference.

ITEM 14.    Principal Accounting Fees and Services.

        The discussion under "Principal Accounting Fees and Services" in our Proxy Statement for our 2008 Annual Meeting is incorporated herein by reference.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules.

(a)(1)	See "Index to Consolidated Financial Statements" on page F-1 of this Annual Report on Form 10-K.
(a)(2)	The financial statement schedules required by this item are included in the accompanying notes to the consolidated financial statements beginning on page F-7 of this Annual Report on Form 10-K.
(a)(3)	Documents filed as part of this Annual Report on Form 10-K are listed sequentially by subsection in the Exhibit Index at Part IV, Item 15(b).
(b)	Documents filed as part of this Annual Report on Form 10-K are listed sequentially by subsection in the following Exhibit Index.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Thomas Group, Inc. filed July 10, 1998, with the State of Delaware Office of the Secretary of State (filed as Exhibit 3.1 to our Annual Report on Form 10-K dated March 12, 1999 and incorporated herein by reference).
3.2	Amended and Restated By-Laws dated May 30, 2001 (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q dated August 10, 2001 and incorporated herein by reference).
4.1	Specimen Certificate evidencing Common Stock (filed as Exhibit 4.1 to our 1993 Registration Statement on Form S-1 (file No. 33-64492) and incorporated herein by reference).
4.2	Rights Agreement dated July 9, 1998 (filed as Exhibit 4 to our Current Report on Form 8-K dated July 16, 1998 and incorporated herein by reference).
4.3	Amendment No. 1 to Rights Agreement dated March 1, 1999 (filed as Exhibit 4.4 to our Annual Report on Form 10-K dated March 12, 1999 and incorporated herein by reference).
4.4	Amendment No. 2 to Rights Agreement dated August 12, 1999 (filed as Exhibit 4.5 to our Quarterly Report on Form 10-Q dated August 16, 1999 and incorporated herein by reference).
4.5	First Amendment to Rights Agreement, dated September 13, 2002, between Thomas Group, Inc. and Computershare Trust Company, as rights agent (filed as Exhibit 99.7 to our Current Report on Form 8-K dated October 3, 2002 and incorporated herein by reference).
4.6	Second Amendment to Rights Agreement, dated October 17, 2002, between Thomas Group, Inc. and Computershare Trust Company, as rights agent (filed as Exhibit 99.7 to our Current Report on Form 8-K/A dated October 23, 2002 and incorporated herein by reference).
4.7	Registration Rights Agreement, dated October 17, 2002, by and between Thomas Group, Inc. and Edward P. Evans (filed as Exhibit 99.4 to our Current Report on Form 8-K/A dated October 23, 2002 and incorporated herein by reference).

	4.8	Registration Rights Agreement, dated September 20, 2002, by and between Thomas Group, Inc. and John T. Chain, Jr. (filed as Exhibit 99.4 to our Current Report Form 8-K dated October 3, 2002 and incorporated herein by reference).
	10.1	Amended and Restated Note and Warrant Purchase Agreement by and between Thomas Group, Inc., John T. Chain, Jr. and Edward P. Evans (filed as Exhibit 99.1 to our Current Report on Form 8-K/A dated October 23, 2002 and incorporated herein by reference).
	10.2	Credit Agreement dated December 15, 2006 between Thomas Group, Inc. and JPMorgan Chase, N.A. (filed as Exhibit 10.5 to our Current Report on Form 8-K dated December 15, 2006).
*	10.3	Amendment No. 1 to Loan Agreement dated February 13, 2007 between Thomas Group, Inc. and JPMorgan Chase, N.A.
*	10.4	Amendment No. 2 to Loan Agreement dated June 13, 2007 between Thomas Group, Inc. and JPMorgan Chase, N.A.
*	10.5	Amendment No. 3 to Loan Agreement dated November 9, 2007 between Thomas Group, Inc. and JPMorgan Chase, N.A.
	10.6	Loan Agreement dated July 21, 2004 between Bank of America, N.A. and Thomas Group, Inc. (filed as Exhibit 99.1 to our Current Report on Form 8-K dated August 20, 2004 and incorporated herein by reference).
	10.7	Amendment No. 1 to Loan Agreement dated February 7, 2005 between Bank of America, N.A. and Thomas Group, Inc. (filed as Exhibit 10.33 to our Annual Report Form 10-K dated March 30, 2005 and incorporated herein by reference).
	10.8	Amendment No. 2 to Loan Agreement dated May 27, 2005 between Bank of America, N.A. and the Company.(filed as Exhibit 10.27 to our Annual Report on Form 10-K dated March 31, 2006 and incorporated herein by reference).
	10.9	Amended and Restated Employment Agreement between Thomas Group, Inc. and James T. Taylor dated February 14, 2007 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 20, 2007 and incorporated herein by reference).
	10.10	Employment Agreement between Thomas Group, Inc. and David English, dated November 7, 2005 (filed as Exhibit 10.1 to our Quarterly Report Form 10-Q dated November 10, 2005 and incorporated herein by reference).
	10.11	2005 Omnibus Stock and Incentive Plan for Thomas Group, Inc. dated December 19, 2005, as amended December 23, 2005 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated December 27, 2005 and incorporated herein by reference).
	10.12	Net Profit Restricted Share Award agreement for James T. Taylor dated December 20, 2005 (filed as Exhibit 10.2 to our Current Report on Form 8-K dated December 27, 2005 and incorporated herein by reference).
	10.13	Net Profit Restricted Share Award agreement for David English dated December 20, 2005 (filed as Exhibit 10.3 to our Current Report on Form 8-K dated December 27, 2005 and incorporated herein by reference).
	10.14	Share Price Restricted Share Award agreement for James T. Taylor dated December 23, 2005 (filed as Exhibit 10.4 to our Current Report on Form 8-K dated December 27, 2005 and incorporated herein by reference).
	10.15	Net Profit Restricted Share Award agreement for Terry Stinson dated April 27, 2006 (filed as Exhibit 10.5 to our Current Report Form 8-K/A dated December 15, 2006 and incorporated herein by reference).

	10.16	Letter Agreement between Thomas Group, Inc. and Terry Stinson dated January 3, 2007 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated January 9, 2007 and incorporated herein by reference).
	10.17	Amendment to the Amended and Restated Note and Warrant Purchase Agreement between Thomas Group Inc, General John T. Chain and Edward P. Evans dated April 27, 2007 (filed as Exhibit 10.1 to our Current Report on Form 8-K dated April 27, 2007 and incorporated herein by reference).
	10.18	Net Profit Restricted Share Award agreement for Michael J. Barhydt dated October 18, 2007 (filed as Exhibit 99.1 to our Current Report on Form 8-K dated October 15, 2007 and incorporated herein by reference).
	10.19	Second Amendment to Note and Warrant Purchase Agreement, dated February 19, 2008, by and among Thomas Group Inc, John T. Chain, Jr. and Edward P. Evans (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 19, 2008 and incorporated herein by reference).
	10.20	Employment Agreement, dated February 19, 2008, by and between Thomas Group, Inc. and Michael E. McGrath (filed as Exhibit 10.2 to our Current Report on Form 8-K dated February 19, 2008 and incorporated herein by reference).
	10.21	2008 Omnibus Stock and Incentive Plan of Thomas Group, Inc (filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 1, 2008 and incorporated herein by reference).
	10.22	Employment Agreement, dated March 4, 2008, by and between Thomas Group, Inc. and Earle Steinberg (filed as Exhibit 10.2 to our Current Report on Form 8-K dated March 1, 2008 and incorporated herein by reference).
	10.23	Restricted Share Award dated March 1, 2008 granted to Michael E. McGrath (filed as Exhibit 10.3 to our Current Report on Form 8-K dated March 1, 2008 and incorporated herein by reference).
	10.24	Performance Share Award dated March 1, 2008 granted to Michael E. McGrath (filed as Exhibit 10.4 to our Current Report on Form 8-K dated March 1, 2008 and incorporated herein by reference).
	10.25	Restricted Share Award dated March 10, 2008 granted to Earle Steinberg (filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 10, 2008 and incorporated herein by reference).
	10.26	Performance Share Award dated March 10, 2008 granted to Earle Steinberg (filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 10, 2008 and incorporated herein by reference).
*	21	Subsidiaries of the Company.
*	23	Consent of Hein & Associates LLP.
*	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Irving, State of Texas, on March 28, 2008.

THOMAS GROUP, INC.
By:	/s/ EARLE STEINBERG Earle Steinberg President and Chief Executive Officer

POWER OF ATTORNEY

        Each individual whose signature appears below constitutes and appoints Earle Steinberg such person's true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution, for such person and in such person's name, place, and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ EARLE STEINBERG Earle Steinberg	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2008

/s/ MICHAEL BARHYDT Michael Barhydt	Vice President, Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer)	March 28, 2008
/s/ MICHAEL E. MCGRATH Michael E. McGrath	Executive Chairman of the Board	March 28, 2008
/s/ JOHN T. CHAIN, JR. John T. Chain, Jr.	Director	March 28, 2008
/s/ EDWARD P. EVANS Edward P. Evans	Director	March 28, 2008
/s/ DORSEY R. GARDNER Dorsey R. Gardner	Director	March 28, 2008
/s/ DAVID B. MATHIS David B. Mathis	Director	March 28, 2008

ANNUAL REPORT ON FORM 10-K
ITEM 8, and 15(a)(1) and (c)
LIST OF FINANCIAL STATEMENTS
CERTAIN EXHIBITS
FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2007
THOMAS GROUP, INC.
IRVING, TEXAS
FORM 10-K—ITEM 15(a)(1)
Thomas Group, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        The following consolidated financial statements of Thomas Group, Inc. are included in response to Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Thomas Group, Inc.
Irving, TX

        We have audited the accompanying consolidated balance sheets of Thomas Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of Thomas Group, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thomas Group, Inc. at December 31, 2007 and 2006 and the consolidated results of operations and cash flows of Thomas Group, Inc. for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        We were not engaged to examine management's assertion about the effectiveness of Thomas Group, Inc's internal control over financial reporting as of December 31, 2007 included in Management's Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

        As described in Note 8, Thomas Group, Inc. adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

/s/ HEIN & ASSOCIATES LLP

Dallas, Texas
March 26, 2008

THOMAS GROUP, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	In thousands, except share data
ASSETS
Current Assets
Cash and cash equivalents	$11,990	$8,484
Trade accounts receivable, net of allowance of $45 and $137 at December 31, 2007, and 2006, respectively	9,487	12,318
Unbilled receivables	271	352
Deferred tax asset, net of allowance of $45 and $0 at December 31, 2007 and 2006, respectively	717	577
Income tax receivable	866	53
Other current assets	149	280

Total Current Assets	23,480	22,064
Property and equipment, net of accumulated depreciation of $1,640 and $2,144 at December 31, 2007, and 2006, respectively	1,254	616
Deferred tax asset, net of allowance of $72 and $117 at December 31, 2007 and 2006, respectively	1,155	1,294
Other assets	50	69

	$25,939	$24,043

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,502	$1,611
Accrued wages and benefits	1,492	1,889
Income taxes payable	—	683
Dividends payable	1,163	1,094

Total Current Liabilities	4,157	5,277

Other long-term obligations	238	103

Total Liabilities	4,395	5,380

Commitments and Contingencies (Notes 10 and 12)
Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 13,593,541 and 13,490,630 shares issued and 11,039,665 and 10,936,754 shares outstanding at December 31, 2007, and 2006, respectively	$136	$135
Additional paid-in capital	30,826	30,476
Retained earnings	13,041	10,480
Accumulated other comprehensive gain	—	31
Treasury stock, 2,553,876 shares at December 31, 2007 and 2006, respectively, at cost	(22,459)	(22,459)

Total Stockholders' Equity	21,544	18,663

	$25,939	$24,043

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	In thousands, except share data
Consulting revenue before reimbursements	$55,042	$58,843	$42,966
Reimbursements	827	635	96

Total revenue	55,869	59,478	43,062

Cost of sales before reimbursable expenses	26,151	27,336	20,540
Reimbursable expenses	827	635	96

Total cost of sales	26,978	27,971	20,636

Gross profit	28,891	31,507	22,426
Selling, general and administrative	18,363	16,616	13,547
Sublease (gain) loss	—	(16)	610

Operating income	10,528	14,907	8,269
Interest income, net of expense	530	362	(13)

Income from continuing operations before income taxes	11,058	15,269	8,256
Income tax expense	4,012	3,764	311

Income from continuing operations before the cumulative effect of a change in accounting principle	7,046	11,505	7,945
Gain (loss) on discontinued operations, net of related tax expense effect of $0, $0 and $58 for the years 2007, 2006 and 2005, respectively	—	1	(1,212)

Income before the cumulative effect of a change in accounting principle	7,046	11,506	6,733
Cumulative effect of a change in accounting principle, net of related income tax benefit	—	—	(10)

Net income	$7,046	$11,506	$6,723

Earnings per share:
Basic:
Income from continuing operations	$0.64	$1.06	$0.76
Loss on discontinued operations, net of tax effect	—	—	(0.12)

Net income	$0.64	$1.06	$0.64
Diluted:
Income from continuing operations	$0.63	$1.04	$0.75
Loss on discontinued operations, net of tax effect	—	—	(0.12)

Net Income	$0.63	$1.04	$0.63
Weighted average shares:
Basic	10,990,225	10,812,117	10,512,703
Diluted	11,191,271	11,065,088	10,702,375

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock					Treasury Stock
			Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Shares	Amount	Total
	In thousands, except share data
Balance as of January 1, 2005	12,241,822	$122	$28,304	$(2,796)	$(682)	2,553,876	$(22,459)	$2,489

Exercise of stock options for 97,499 shares of common stock	97,499	1	35					36
Exercise of stock warrants for 869,798 shares of common stock	869,798	9	252					261
Repurchase of stock warrants			(113)	(1,137)				(1,250)
Deferred compensation from restricted stock grants			18					18
Discounted common stock options under employee stock option plans			37					37
Dividends				(533)				(533)
Comprehensive income:
Foreign currency translation adjustment reclassified to net loss, net of tax (Note 1(o))					713			713
Net Income				6,723				6,723

Total Comprehensive Income								7,436
Balance as of December 31, 2005	13,209,119	132	28,533	2,257	31	2,553,876	(22,459)	8,494

Exercise of stock options for 281,511 shares of common stock	281,511	3	409					412
Deferred compensation from restricted stock grants			1,180					1,180
Discounted common stock options under employee stock option plans			(47)					(47)
Tax benefit of options exercised			401					401
Dividends				(3,283)				(3,283)
Net Income				11,506				11,506

Balance as of December 31, 2006	13,490,630	135	30,476	10,480	31	2,553,876	(22,459)	18,663

Exercise of stock options for 6,488 shares of common stock	6,488		63					63
Issuance of 96,423 restricted stock grants for common stock	96,423	1	(391)					(390)
Deferred compensation from restricted stock grants			829					829
Tax benefit of options exercised			(151)					(151)
Cumulative effect of change in accounting for uncertain tax positions				(40)				(40)
Dividends				(4,445)				(4,445)
Foreign currency translation adjustment reclassified to net gain, net of tax (Note 1(o))					(31)			(31)
Net Income				7,046				7,046

Total Comprehensive Income								7,015
Balance as of December 31, 2007	13,593,541	$136	$30,826	$13,041	$—	2,553,876	$(22,459)	21,544

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	In thousands of dollars
Cash Flows from Operating Activities:
Net income	$7,046	$11,506	$6,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	441	346	285
Amortization	19	19	19
(Gain)/loss on disposal of assets	18	(2)	72
Bad debt	—	—	59
(Gain)/loss on subleases	—	(16)	510
Cumulative translation adjustment	(31)	—	713
Cumulative effect of a change in accounting principle	—	—	11
Stock based compensation expense	829	1,180	18
Discounted stock option grant expense net of cancellations	—	(47)	37
Other	—	5	1
Change in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	2,831	(3,936)	(3,241)
(Increase) decrease in unbilled receivables	81	(48)	(314)
(Increase) decrease in deferred tax asset	(2)	(1,294)	—
(Increase) decrease in other assets	99	(52)	130
Increase (decrease) in accounts payable and accrued liabilities	(443)	(353)	1,237
Increase (decrease) in income taxes payable	(1,505)	54	32

Net cash provided by operating activities	9,383	7,362	6,292
Cash Flows From Investing Activities:
Proceeds from sale of assets	13	5	1
Capital expenditures	(884)	(472)	(167)

Net cash used in investing activities	(871)	(467)	(166)
Cash Flows From Financing Activities:
Issuance of common stock	1	3	10
Proceeds from exercise of stock options	(461)	409	35
Proceeds from exercise of stock warrants	—	—	252
Repurchase of stock warrants	—	—	(1,250)
Repayment of related party indebtedness	—	—	(1,400)
Repayments of debt and other long-term obligations	—	—	(11)
Dividends	(4,395)	(2,703)	—
Tax effect of option exercises	(151)	401	—
Net advances (repayments)—line of credit	—	—	(430)

Net cash used in financing activities	(5,006)	(1,890)	(2,794)
Effect of exchange rate changes on cash	—	(2)	6

Net change in cash	3,506	5,003	3,338
Cash and cash equivalents
Beginning of year	8,484	3,481	143

End of year	$11,990	$8,484	$3,481

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

Note 1 Summary of Significant Accounting Policies

        (a)   The Company—Thomas Group, Inc. (the"Company") is an operations and process improvement services firm headquartered in Irving, Texas providing process improvement solutions to enhance business efficiency, competitiveness and financial performance. The Company develops and employs methodologies to transform the processes, procedures and people within its clients' organizations to enable more efficient and seamless operations. Our specific methodology in our core product is known as PVM and focuses on reducing the time spent on revenue-producing, product development and administrative processes, resulting in operational and financial improvements.

        The Company was incorporated under the laws of the State of Delaware in June 1978.

        (b)   Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain amounts from prior years have been reclassified to conform to the 2007 presentation.

        (c)   Earnings Per Share—Earnings per common share is presented in accordance with the provisions of the FASB Statement No. 128, Earnings Per Share, which requires the presentation of "basic" and "diluted" earnings per share. Basic earnings (loss) per share is based on the weighted average shares outstanding. Diluted earnings (loss) per share includes the effect of dilutive securities such as stock options and warrants.

        The following table reconciles basic earnings per share to diluted earnings per share under the provisions of FAS 128.

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	In thousands, except per share data
Year Ended December 31, 2007
Basic earnings per share	$7,046	10,990	$0.64
Effect of dilutive securities:
Options	—	201	(0.01)

Diluted earnings per share	$7,046	11,191	$0.63

Year Ended December 31, 2006
Basic earnings per share	$11,506	10,812	$1.06
Effect of dilutive securities:
Options	—	253	(0.02)

Diluted earnings per share	$11,506	11,065	$1.04

Year Ended December 31, 2005
Basic earnings per share	$6,723	10,513	$0.64
Effect of dilutive securities:
Options	—	189	(0.01)

Diluted earnings per share	$6,723	10,702	$0.63

        Total stock options and warrants outstanding in 2007, 2006 and 2005 not included in the diluted earnings per share computation due to their antidilutive effects are approximately 26,000, 35,000, and

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007 (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

205,000, respectively. Such options and warrants are excluded due to exercise prices exceeding the average market value of our common stock in 2007, 2006 and 2005.

        (d)   Management's Estimates and Assumptions—The presentation of financial statements in conformity with U.S. generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We review all significant estimates affecting the financial statements on a recurring basis and record the effect of any necessary adjustments prior to issuance of the financial statements. We consider revenue recognition, the allowance for bad debt, the valuation allowance for deferred taxes, and accumulated other comprehensive loss to be the most significant estimates.

        (e)   Warrants—During 2002, we issued a Warrant Purchase Agreement exercisable for 434,899 shares of common stock to General John T. Chain, Jr., the former Chairman of our Board of Directors and a current director, in consideration for a note in the amount of $1.0 million. The warrant was issued with an exercise price of $0.30 per share and an expiration date of September 20, 2007. This warrant was valued at $0.30 based on the Black-Scholes model. On February 16, 2005, General Chain exercised his outstanding warrant in full. We received cash in the amount of the purchase price from General Chain, and on February 23, 2005, we issued 434,899 shares of unregistered common stock to General Chain. A Warrant Purchase Agreement exercisable for 434,899 shares of common stock was also issued during 2002 to Mr. Edward P. Evans, a stockholder, in consideration for a note in the amount of $1.0 million. The warrant was issued with an exercise price of $0.30 per share and an expiration date of October 17, 2007. This warrant was valued at $0.30 based on the Black-Scholes model. On February 14, 2005, Mr. Evans exercised his outstanding warrant in full. We received cash in the amount of the purchase price from Mr. Evans, and on February 23, 2005, we issued 434,899 shares of unregistered common stock to Mr. Evans.

        On November 26, 2002, a Warrant Purchase Agreement exercisable for 397,443 shares of common stock was issued to Comerica Bank, our former senior lender, in consideration for amending our credit facility. The warrant was issued with an exercise price of $0.30 and an expiration date of November 26, 2007. This warrant was valued at $0.37 based on the Black Scholes model. The total fair value of the warrant issued in 2002 was allocated between the warrant and the related debt based on the relative fair value of each. The portion attributable to the warrant was $284,000 and initially recorded as a reduction, or "discount," of the related debt and a corresponding increase in additional paid in capital. The discount was accreted to interest expense over the life of the debt. Interest expense of $99,000 and $185,000 was recorded related to these warrants in 2003 and 2002, respectively. As of December 31, 2003, the discount had been fully accreted. On September 27, 2005, we repurchased the warrant for $1.25 million cash, or $3.145 per share, which represented a 37% discount from the market price on that date.

        (f)    Advertising—We expense the costs of advertising as incurred. Advertising expense was $0.1 million for each of the years ended December 31, 2007, 2006, and 2005, respectively.

        (g)   Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. We record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007 (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

        Depreciation is calculated on an accelerated declining balance or straight-line basis over the estimated useful lives of the various assets as follows:

Furniture and fixtures	5-7 Years
Equipment	3-7 Years
Leasehold improvements	2-10 Years
Computer software	3 Years

        (h)   Revenue—We generally derive our revenue from fees for the implementation of business operations improvement programs delivered by our Resultants. Total revenue consists of fees and other billings derived from fixed fees, task-based fees, incentive fees and reimbursed travel expenses. Our fee type and structure for each client engagement is dependant on a number of variables, including the size of the client, the complexity and geographic dispersion of its business, the level of the opportunity for us to improve the client's processes and other factors.

        Fixed fee revenue is recognized on the proportional performance model (which approximates the percentage completion method), based on direct labor hours expended and, when applicable, the completed performance model. In order to calculate the completion ratio on a given project, time and effort to date are divided by the total estimated time and effort for the entire project. This ratio is then multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date. A few of our fixed fee contracts, primarily assessments, are recognized using the completed contract performance model as these contracts are generally one to six weeks in duration and conclude with a presentation or agreed upon deliverable to the clients' management. Task-based fees are recognized as revenue when the relevant task is completed. Incentive fees are tied to improvements in a variety of client performance measures typically involving cycle time, asset utilization and productivity. Incentive fee revenue is recognized in the period in which the related client improvements are achieved and we obtain the client's acceptance. Our incentive fee agreements with our clients define in advance the performance improvement standards that will form the basis for the payment of incentive fees. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, we obtain customer agreement to these achievements prior to recognizing revenue.

        (i)    Unbilled Receivables—Although fixed fee revenue recognition generally coincides with billings we may structure fee billings to increase in the latter stages of a program. In such instances, revenues recognized for services provided are represented in unbilled receivables.

        (j)    Deferred Revenue—We occasionally receive advance payments of a portion of our fees. Advance payments are classified as deferred revenue upon receipt and recorded as revenue when earned.

        (k)   Income Taxes—We follow SFAS No. 109, "Accounting for Income Taxes," which requires use of the asset and liability method of accounting for deferred income taxes and providing deferred income taxes for all significant temporary differences.

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

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007 (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

differences can result in deferred tax assets and liabilities, which are included within the consolidated balance sheets.

        Deferred income taxes are provided for temporary differences between the financial statement and income tax basis of assets and liabilities. Provisions are made for estimated domestic and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of our share of foreign subsidiaries' undistributed earnings.

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

        From 2001 to 2005, we had provided a valuation allowance for the full amount of our net deferred tax assets. During 2006, however, we determined that a valuation allowance was only appropriate on approximately $117,000 of the NOL carryforward, due to annual limitations under Section 382, and therefore, we removed $1.8 million of the valuation allowance.

        We adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $40,000 increase in the liability for unrecognized tax benefits, which was recorded as a reduction of retained earnings in our Consolidated Balance Sheets at January 1, 2007. The liability for unrecognized tax benefits was subsequently reduced to $0 upon settlement with the IRS during a routine audit. We see no significant changes to the facts and circumstances underlying our reserves and allowances. We recognize deductible interest accrued related to tax penalties as interest expense in our Consolidated Statements of Operations and we recognize non-deductible accrued interest and penalties as income tax expense in our Consolidated Statements of Operations. During 2007, we recorded $67,000 in non-deductible penalties and interest.

        (l)    Cash and Cash Equivalents—Cash equivalents consist of highly liquid investments with original maturities of three months or less.

        (m)  Accounts Receivable and Allowance for Doubtful Accounts—We record trade receivables related to billings to our clients for operations and process improvement services. Trade receivables normally have terms of 30 to 60 days. We have no interest provision for past due trade accounts receivable. Trade accounts receivable are considered past due when the amount due is still uncollected at the time the terms per the trade receivable have expired. An allowance for doubtful accounts is provided when necessary and is evaluated periodically on a client-by-client basis. For the year ended December 31, 2007 we wrote off $92,000 in receivables against the allowance. In fiscal year 2006, there were no receivables written off against the allowance.

        (n)   Concentration of Credit Risk—Financial instruments that potentially subject us to concentrations of credit risk consist solely of trade receivables for which the carrying value equals fair value as determined by actual billings, offset by any applicable reserves or allowances. We encounter a certain amount of credit risk as a result of a concentration of unsecured receivables among a few

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007 (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

significant clients. Accounts receivable from our largest client, the United States Navy, totaled $3.7 million and $5.8 million, or 37% and 46%, of trade accounts receivable at December 31, 2007, and 2006, respectively. Accounts receivable from another client, CACI, INC.—FEDERAL (formerly known as CACI AB, Inc. and previously Acton Burnell, Inc.), a wholly-owned subsidiary of CACI International Inc. (www.caci.com), totaled $3.7 million and $4.8 million, or 36% and 38% of trade accounts receivable at December 31, 2007, and 2006, respectively. As of December 31, 2007, and 2006, there were no reserves or allowances assessed on the receivables from either CACI or the Navy.

        We currently maintain limited operations in Asia where potential economic turmoil may result in significant fluctuations in the value of certain foreign currencies versus the United States dollar. We may experience difficulties expanding our operations or may encounter other collection issues if economic conditions should change. There were no significant concentrations of credit risk in these foreign operations as of December 31, 2007.

        (o)   Foreign Currency Translation—Our reporting and functional currency is the United States dollar. Under United States dollar functional currency, the financial statements of foreign subsidiaries are remeasured from the recording currency to the United States dollar. Monetary assets such as cash, accounts receivable and most liabilities are remeasured at the period end exchange rate. All other assets, liabilities and stockholders' equity are remeasured based on the historical rate at the time of the transaction. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. Revenue and expense transactions are remeasured at the average exchange rate for the period. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. We recorded a $244 remeasurement loss, a $3,000 remeasurement loss, and a $7,000 remeasurement gain for the years ending December 31, 2007, 2006, and 2005, respectively. There is no translation adjustment to the separate component of stockholders' equity or adjustment to comprehensive income.

        Prior to the change of our reporting and functional currency to the United States dollar, all adjustments resulting from the translation of foreign currency financial statements were recorded and reported as a separate component of stockholders' equity titled "Accumulated other comprehensive loss." Generally accepted accounting principles require these amounts to be reclassified to the income statement and recorded as a non-cash charge to operations upon discontinuance of the operations causing such currency adjustments. At the beginning of 2005, the accumulation of prior years' translation adjustments of approximately $682,000 included in accumulated other comprehensive loss related primarily to our Swiss operations in Europe of $713,000. During 2005 we liquidated our subsidiaries in Switzerland, and as a result, reclassified $713,000 from other accumulated comprehensive loss to the income statement. The resulting reclassification was recorded as a non-cash charge to operations for the year then ended. The remaining gain of $31,000 related to our subsidiary in Hong Kong which was currently under liquidation. No amounts were reclassified during 2006. During 2007, we liquidated our Hong Kong subsidiary resulting in a $31,000 accumulated other comprehensive gain to the income statement.

        (p)   Comprehensive Income—Comprehensive income includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders.

        (q)   Stock Appreciation Rights ("SAR")—Effective April 8, 2003 we entered into a SARs agreement with James T. Taylor, our former President and Chief Executive Officer, granting him 99,351 SARs at a price of $0.42 per SAR. The SARs were exercisable in full or in part immediately upon grant and

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007 (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

entitled Mr. Taylor to a cash payment equal to the fair market value (defined as the last reported sale price of our common stock on the Nasdaq Global Market on the last business day of the quarter immediately preceding the quarter in which an exercise occurs) of a share of common stock of the Company over $0.42 per share. On September 25, 2006, Mr. Taylor notified us of his election to exercise the SARs in their entirety, subject to review by our Audit Committee of the Board of Directors ("Audit Committee"). On October 25, 2006, the Audit Committee determined the closing price of $14.02 on June 30, 2006, as reported on the Nasdaq Capital Market was the fair market value for purposes of this SAR exercise, and approved payment to the SAR holder under the terms of the agreement. On October 25, 2006, $1.35 million was paid to Mr. Taylor under the terms of the agreement, less required withholding taxes.

        Prior to October 1, 2005, we accounted for the SARs under the intrinsic value method specified in APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations. Effective October 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payments, requiring us to value the liability attributable to the SARs using a fair value pricing model. Using the Black-Scholes option pricing model, we recorded the fair value of the SARs liability, classified as a current liability based upon the immediate exercisability of the SARs, of $1.2 million and $782,000 at June 30, 2006, and December 31, 2005, respectively. Under FAS 123(R), any difference between the amount carried as a liability and the actual settlement amount is to be recorded in the period the SARs are settled. Therefore, upon receiving notice of SAR exercise from Mr. Taylor in the third quarter of 2006, an additional liability of $175,000 was recorded, representing the difference between fair value as defined in FAS 123(R) at June 30, 2006, and the amount due to Mr. Taylor, which was calculated as the closing stock price of $14.02 at June 30, 2006, less the exercise price of $0.42.

        The total amount recorded for SARs expense was $569,000 for the year ended December 31, 2006.

        There were no additional SARs issued during the year ended December 31, 2007, and no SARs were outstanding and exercisable at December 31, 2007.

        (r)   Stock Based Compensation—We grant incentive and non-qualified stock options and had reserved 1,000,000 shares of common stock for issuance under our stock and incentive plan, of which 336,666 remain authorized and available for grant. Options to purchase shares of our common stock have been granted to directors, officers and employees. The majority of the options granted become exercisable at the rate of 33% per year or are market based, and generally expire ten years after the date of grant.

        On December 12, 2006, at a special meeting of stockholders, stockholders owning approximately 65% of the outstanding stock of Thomas Group voted to approve the 2005 Omnibus Stock and Incentive Plan ("2005 Plan") and the awards thereunder. This approval allowed 1,000,000 shares to become available for awards as options, SARs, restricted shares or performance awards. Under this plan, 650,000 restricted stock awards (the "Awards") were initially granted to employees in 2005 with vesting occurring over a three to five year period, dependent on achieving various profit levels and market price per share. During the year ended December 31, 2006, an additional 50,000 restricted stock awards were granted to employees and during 2007 at additional 30,000 restricted stock awards were granted to employees. The Awards automatically terminate and expire on the earlier of (i) the date on which all restricted shares have become vested shares, or (ii) the date the Holder's full-time employment with us is terminated for any reason, and upon the date of such separation all restricted

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007 (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

shares which have not previously vested will be permanently forfeited. The 2005 Plan will terminate on December 20, 2015. Shares are not delivered to the Holder until all restrictions on the shares have lapsed under the terms of the individual award.

        Prior to October 1, 2005, we accounted for our stock option plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Effective October 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, which revises FASB Statement No. 123, Accounting for Stock-Based Compensation using the modified prospective application method. Under the modified prospective application method of adoption selected by us under the provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, compensation cost recognized in the nine months ended September 30, 2006, is the same as would have been recognized had the recognition provisions of FAS 123 been applied from our original effective date. Results for prior years have not been restated. The fair value of stock options were estimated at the date of grant using the Black-Scholes model and the restricted stock awards were estimated using the binomial lattice method. Both pricing models use a risk-free interest rate based on the U.S. 10-year Treasury Bond yield. Beginning in October 2005, with the adoption of FAS 123(R), the expected lives of stock options and grants are estimated using the term of the awards granted and historical experience. The expected lives of the restricted stock awards are based on the anticipated time to maturity of the individual awards, typically between one and five years. This information is summarized as follows:

	2007	2006	2005
Dividend yield	4%	2%	3%
Expected volatility	68%	73%	65%
Risk free interest rate	5%	5%	4%
Expected life (years)	5	5	5

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007 (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

        The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005 if the fair value based method had been applied to all outstanding and unvested awards.

Year Ended December 31, 2005
In thousands of dollars
Net income, as reported	$6,723
Add: Stock-based employee compensation expense	17
Deduct: Total stock-based compensation adjusted for stock option cancellations	(12)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(73)

Pro forma net income	$6,655

Earnings (loss) per share
As reported:
Basic	$0.64
Diluted	$0.63
Pro forma:
Basic	$0.64
Diluted	$0.62

        We recognized stock based compensation expense of $829,000, or $0.07 per diluted share, and $1.8 million, or $0.16 per diluted share, for the years ended December 31, 2007, and 2006, respectively.

        (s)   Recent Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on our financial statements.

        In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (Statement 141R) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007 (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

amendment to ARB No. 51 (Statement 160). Statements 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at "full fair value" and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. Statement 141R will be applied to business combinations occurring after the effective date. Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The adoption of this statement is not expected to have a material effect on our financial statements.

        In December 2007, the Securities and Exchange Commission ("SEC") issued Final Rule Release No. 33-8876, Smaller Reporting Company Regulatory Relief and Simplification. The SEC eliminated the category of filers defined as "small business issuers" and defined a new category called "smaller reporting companies." These rules also expanded the number of companies eligible for the SEC's scaled disclosures for smaller reporting companies. Under these amended rules, the scaled disclosures apply to reporting companies with less than $75 million in public float or less than $50 million in revenue if they do not have a calculable public float. The ruling also revised a number of the disclosures required for small reporting companies and has allowed the issuers to decide or a case-by-case basis if they want to adopt the new scaled disclosures or the keep their current disclosures. Eligibility for the smaller reporting company status is based on the most recent second quarter public float. Based on our second quarter 2007 public float, we qualify as a Smaller Reporting Company. As permitted by the amended rules, we have elected to omit certain items in this current Annual Report on Form 10-K. We are currently reviewing the ruling to determine, what, if any, other disclosures we will conform to the new ruling.

Note 2 Discontinued Operations

        In the second quarter of 2005, we committed to an exit plan related to our wholly owned subsidiary in Switzerland. This action was taken in response to declining revenue and cash flows from the operations of this subsidiary during 2004 and 2005. All existing revenue contracts of this subsidiary were completed in the second quarter of 2004, and the subsidiary had no significant assets or operations. Selling efforts during 2004 and the first quarter of 2005 were unsuccessful and, as a result, management decided to liquidate the Swiss subsidiary. During the year ended December 31, 2005, approximately $143,000 was incurred related to exit activities.

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

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007 (Continued)

Note 2 Discontinued Operations (Continued)

        The presentation of all prior periods is revised to reflect the Swiss operations as discontinued operations.

	Discontinued Operations for the Year Ended
	2006	2005
	(in thousands)
Assets to be disposed	$—	$1
Liabilities to be disposed	$—	$83
Revenues	$—	$—
Gain/(loss) before income tax	$1	$(1,270)
Net loss	$1	$(1,212)
Earnings per share:
Basic	$—	$(0.12)
Diluted	$—	$(0.12)

There were no activities related to discontinued operations in 2007.

Note 3 Financing Agreements and Liquidity

        On December 15, 2006, we entered into a credit agreement with JPMorgan Chase Bank, N.A. This credit agreement forms the basis of a $5.5 million revolving line of credit maturing March 31, 2009. Interest on the outstanding amount under the credit facility is payable either quarterly or at the end of the applicable LIBOR interest period elected by the Company, at a rate equal to, at our option, either (i) the bank's prime rate then currently in effect minus 1.5% or (ii) the LIBOR rate plus 1.25%. Our obligations under the credit facility are secured by a security interest in our accounts and related collateral as well as a security interest in our equity ownership of all subsidiaries. The credit agreement limits our ability to, among other things, make certain distributions and dividends, incur liens, dispose of our assets and consummate any merger, certain acquisitions and other business combination transactions. We are also required to meet certain financial covenants under the credit agreement, including maintaining a minimum tangible net worth as defined in the credit agreement.

        Prior to August 31, 2006, and during 2005 and 2004, we utilized a $5.5 million revolving line of credit with Bank of America, N.A. Total interest expense under bank credit facilities was $0, $0 and $4,000 for 2007, 2006 and 2005, respectively. We incurred commitment fees on the unused portion of the credit facility in 2007, 2006 and 2005, totaling $14,000, $14,000 and $21,000, respectively, at an interest rate of 0.25% in 2007 and 0.375% in 2006 and 2005.

        Total interest expense for 2007 was $27,000, comprised of $14,000 related to our credit facility and $13,000 for interest on tax penalties related to the review of our historical stock option granting procedures.

        Total interest expense for 2006 was $14,000, comprised of $14,000 related to our credit facility.

        Total interest expense for 2005 was $92,000, comprised of $25,000 related to bank debt and $60,000 for related party debt, and $7,000 to other parties.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007 (Continued)

Note 3 Financing Agreements and Liquidity (Continued)

        We had no borrowings, repayments, or outstanding balance on our current credit facility as of December 31, 2007 and we were in compliance with all of our debt covenants. At December 31, 2006 and 2005, we had no outstanding balances on the current or former line of credit.

Note 4 Other Assets

	December 31,
	2007	2006
	In thousands of dollars
Prepaid expenses	$126	$223
Current receivables	54	88
Investment in Texas Stadium Suite, net of accumulated amortization	19	38

	199	349
Less current portion	(149)	(280)

	$50	$69

Note 5 Property and Equipment

	December 31,
	2007	2006
	In thousands of dollars
Equipment	$1,029	$1,065
Furniture and fixtures	541	561
Leasehold improvements	982	817
Computer software	342	317

	2,894	2,760
Less accumulated depreciation and amortization	(1,640)	(2,144)

	$1,254	$616

        During the year ended December 31, 2005, we identified approximately $6.0 million in fixed assets with related accumulated depreciation of approximately $6.0 million, which were no longer utilized. We recorded a loss of $73,706 upon disposal of these assets.

        During the year ended December 31, 2007, we identified approximately $950,000 in fixed assets with related accumulated depreciation of approximately $915,000, which were no longer utilized. We recorded a loss of approximately $22,000 upon disposal of these assets.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007 (Continued)

Note 6 Accounts Payable and Accrued Liabilities

	December 31,
	2007	2006
	In thousands of dollars
Accounts payable trade	$534	$471
Accrued travel	591	495
Other accrued liabilities	377	645

	$1,502	$1,611

Note 7 Accrued Wages and Benefits

	December 31,
	2007	2006
	In thousands of dollars
Accrued salaries and benefits	$496	$454
Accrued bonuses and sales commissions	996	1,435

	$1,492	$1,889

Note 8 Income Taxes

        The domestic and foreign source components of income (loss) from continuing operations before taxes are as follows:

	Year Ended December 31,
	2007	2006	2005
	In thousands of dollars
Domestic sources	$11,389	$15,422	$8,480
Foreign sources	(331)	(153)	(224)

	$11,058	$15,269	$8,256

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007 (Continued)

Note 8 Income Taxes (Continued)

        The reconciliation of income tax from continuing operations computed at the United States federal statutory tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005
	In thousands of dollars
Income taxes at statutory rate	$3,747	$5,192	$2,819
Effect on taxes resulting from:
State taxes	247	385	87
Utilization of federal and foreign net operating losses, less benefit received	—	(199)	(2,811)
Unbenefitted losses of foreign subsidiary	—	—	76
Effect of United States and foreign minimum taxes	—	—	(119)
Change in valuation allowance	—	(1,763)	—
Non-deductible compensation and other	18	149	259

Income tax expense (benefit)	$4,012	$3,764	$311

        Federal, state and foreign income tax expense (benefit) from continuing operations consists of the following:

	Year Ended December 31,
	2007	2006	2005
	In thousands of dollars
Current tax expense (benefit):
Federal	$3,477	$5,051	220
State	383	584	88
Foreign	—	—	3

	$3,860	$5,635	$311
Deferred tax expense (benefit):
Federal	160	(1,731)	—
State	(8)	(140)	—

	152	(1,871)	—

	$4,012	$3,764	$311

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007 (Continued)

Note 8 Income Taxes (Continued)

        Significant components of our net deferred tax assets (liabilities) for federal and state income taxes are as follows:

	December 31,
	2007	2006
	In thousands of dollars
Deferred tax assets:
Current:
Accrued expenses	$244	$177
Allowance for doubtful accounts	15	15
Net operation loss carryforwards	59	59
Deferred compensation	444	326
Valuation allowance	(45)	—

Net current deferred tax asset	717	577
Non-current:
Accrued expenses	—	57
Minimum tax credit carryforward	197	197
Net operating loss carryforward	1,030	1,081
Deferred compensation	—	76
Valuation allowance	(72)	(117)

	1,155	1,294

Total deferred tax assets	1,872	1,871
Deferred tax liabilities	—	—

Net deferred tax asset	$1,872	$1,871

        At December 31, 2007, we had $2.8 million of United States federal net operating loss carryforwards. These carry forwards are subject to a $0.2 million Section 382 annual limitation expiring 2022. At December 31, 2007, we had approximately $1.8 million of state net operating loss carryovers, expiring at various times

        From 2001 to 2005, we had provided a valuation allowance for the full amount of the net deferred tax assets. During 2006, however, we determined that a valuation allowance was only appropriate on approximately $117,000 of the net operating loss ("NOL") carryforward, due to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and therefore, we removed $1.8 million of the valuation allowance.

        We continue to provide a valuation allowance of approximately $117,000 against our net deferred tax assets against net operating loss carryforwards subject to annual limitation under Section 382. While the factors listed above were considered in assessing the sufficiency of a valuation allowance, there is no assurance an adjustment to the valuation allowance would not need to be made in the future if information about future years change. Any change in the valuation allowance would impact our income tax provision and net income in the period in which such a determination is made.

        We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $40,000 increase in the liability for unrecognized tax benefits, which was

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007 (Continued)

Note 8 Income Taxes (Continued)

recorded as a reduction of retained earnings in our Consolidated Balance Sheets at January 1, 2007. The liability for unrecognized tax benefits was subsequently reduced to $0 upon settlement with the IRS during a routine audit. We see no significant changes to the facts and circumstances underlying ours reserves and allowances. We recognize deductible interest accrued related to tax penalties as interest expense in our Consolidated Statements of Operations and we recognize non-deductible accrued interest and penalties as income tax expense in our Consolidated Statements of Operations. During 2007, we recorded $67,000 in non-deductible penalties and interest.

        We are subject to the statutes of limitations for federal and state income taxes in the states in which we perform our services.

Note 9 Employee Benefit Plans

        We sponsor a 401(k) retirement plan. We may match a portion of the participants' contributions or make profit-sharing contributions. Participants vest in our contributions ratably over five years and may join immediately. Matching contributions were $958,000, $919,000 and $739,000 for the years ending December 31, 2007, 2006, and 2005, respectively.

Note 10 Commitments and Contingencies

Operating lease commitments

        We lease office space and various types of office equipment under non-cancelable operating leases. Rent expense related to these operating leases totaled $1.1 million in 2007, $1.7 million in 2006, and $1.5 million for 2005.

        In June 2006, we entered into a new lease agreement expanding our current office space in Irving, Texas. The new lease agreement became effective September 1, 2006, and expires on March 31, 2012. Minimum lease payments required under non-cancelable operating lease arrangements subsequent to December 31, 2007, are as follows:

Operating Leases
In thousands of dollars
2008	$790
2009	721
2010	755
2011	613
2012	137
Thereafter	—

Total minimum lease payments	$3,016

Sublease losses

        During June 2006, we terminated a portion of our Troy, Michigan office lease and our related sublease agreement resulting in a gain of $16,000.

        On August 1, 2006, we learned the subtenant of our Reston, Virginia office had filed bankruptcy under Chapter 7 of the U.S. Bankruptcy code on July 31, 2006. On September 28, 2006, we signed an

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007 (Continued)

Note 10 Commitments and Contingencies (Continued)

occupancy agreement with the bankruptcy trustee, creating a rent reserve balance of $96,000 at December 31, 2006. During 2007, we amortized the balance ratably against rent expense until the expiration of the lease on October 31, 2007. There were no sublease agreements as of December 31, 2007.

Contingencies

        At times we have become subject to various claims and other legal matters, such as collection matters initiated by the Company, in the course of conducting our business. We believe neither such claims and other legal matters nor the cost of prosecuting and/or defending such claims and other legal matters will have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

Note 11 Geographic and Major Customer Information

Geographical Information

        We provide services within one industry segment. During 2007, 2006, and 2005, we conducted business primarily in North America, and had limited operations in Europe and Asia/Pacific. In the fourth quarter of 2005, we liquidated our remaining interest in our operations located in Switzerland and revised the presentation of our financial results to reflect the discontinued operations. The geographical revenue and long-lived asset information below has been restated to reflect this change:

	North America	Europe	Asia/Pacific	Total
	In thousands
Year ended December 31, 2007:
Revenue	$55,397	448	$24	$55,869
Income/(loss) from continuing operations before income taxes	11,389	(191)	(140)	11,058
Long-lived assets	1,254	—	—	1,254
Year ended December 31, 2006:
Revenue	$59,407	—	$71	$59,478
Income/(loss) from continuing operations before income taxes	15,422	—	(153)	15,269
Long-lived assets	616	—	—	616
Year ended December 31, 2005:
Revenue	$43,033	—	$29	$43,062
Income (loss) from continuing operations before income taxes	$8,480	—	$(224)	$8,256
Long-lived assets	$493	—	—	$493

Major Customer Information

        See Note 15 regarding developments related to our two largest customers.

        During 2007, one client accounted for approximately $24.8 million or 44% of North America revenues and another client accounted for approximately $23.0 million or 41% of North America

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007 (Continued)

Note 11 Geographic and Major Customer Information (Continued)

revenues. One client accounted for approximately $25,000 or 100% of Asia/Pacific 2007 revenues. One client accounted for approximately $405,000 or 90% of Europe 2007 revenues.

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

        There were no other clients from whom revenue exceeded 10% of any one geographical region's revenues in the years ended December 31, 2007, 2006, and 2005.

Note 12 Related Party Transactions

        In 2002, we issued two promissory notes totaling $1.4 million to our former Chairman of our Board of Directors and a current director, General John T. Chain, Jr. The notes were subordinated to our senior lender and matured in 2006. On February 7, 2005, we signed an amendment to our credit facility with Bank of America, N.A. allowing, but not requiring, us to make regularly scheduled principal payments of $0.1 million each month against our subordinated debt to General Chain provided we were not in default on any agreement with Bank of America, N.A. We made five payments of $0.1 million each, reducing the subordinated debt balance to $0.9 million. On May 7, 2005, we signed an amendment to the credit facility releasing the prohibition against repayment of subordinated debt. On June 9, 2005, we repaid the remaining $0.9 million balance, including unpaid interest, of our then outstanding subordinated debt to General Chain. Interest payments related to the subordinated debt was $112,508 in 2005.

        A family member of James T. Taylor, our former Chief Executive Officer and President, performed advertising and marketing services during 2006, 2005 and 2004 for the Company. Fees and expenses paid for these services were approximately $13,000 and $32,300 in 2006 and 2005, respectively.

        On February 14, 2005, Mr. Edward P. Evans, a director of the Company, exercised his outstanding warrants in full. We received the purchase price of $130,470 and on February 23, 2005, we issued 434,899 shares of unregistered common stock to Mr. Evans.

        On February 16, 2005, General John T. Chain, Jr., the former Chairman of our Board of Directors and current director, exercised his outstanding warrants in full. We received the purchase price of $130,470 and on February 23, 2005, we issued 434,899 shares of unregistered common stock to General Chain.

        On December 31, 2004, John R. Hamann, a former CEO of the Company, exercised stock options for 97,399 shares of common stock. We received the purchase price of $36,038 and on January 4, 2005, we issued 97,399 shares of registered common stock to Mr. Hamann.

        On February 19, 2004, we entered into a consulting agreement with our former Asia region president, Mr. G. Toby Marion. Effective May 1, 2004, we agreed to pay $408,750, payable in nine installments of $43,750 per month beginning May 31, 2004 and one installment of $15,000 payable in January 2005. Mr. Marion agreed to consult and advise the Company on doing business in Asia. This

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007 (Continued)

Note 12 Related Party Transactions (Continued)

agreement expired January 31, 2005. Non-compete and other covenants were re-affirmed and carried into the consulting agreement. Under the terms of the agreement, we paid $47,813 during 2005.

        On January 12, 2004, we entered into a separation agreement with John R. Hamann, a former CEO of the Company. As part of the separation agreement between us and Mr. Hamann, the expiration date of his 329,683 outstanding options was extended to January 12, 2005, which created a new stock option issuance under generally accepted accounting principles. Under the new issuance, Mr. Hamann exercised 129,683 options during 2004. We issued 32,284 shares of common stock during 2004 related to these exercises. The remaining 97,399 shares were issued on January 4, 2005, based on an exercise date of December 31, 2004. The remaining 200,000 options expired on January 12, 2005, due to their exercise price exceeding market value.

        On December 31, 2003, we entered into a consulting agreement with John R. Hamann, a former CEO of the company. Effective January 13, 2004, we agreed to pay a total of $450,000 to Mr. Hamann in return for his services as an advisor to the Chairman of the Board and seeking out new business for the Company. Monthly payments of $37,500 were made until expiration of this agreement on January 12, 2005. In addition, we agreed to pay Mr. Hamann a commission of five percent of the value on any new U.S. commercial business for the Company from clients identified by Mr. Hamann prior to January 13, 2005, and which led to business under contract prior to July 13, 2005. Non-compete and other covenants were re-affirmed and carried into the consulting agreement. Under the terms of the agreement, we paid $13,846 and $436,154 for consulting services and $0 for commissions during 2005 and 2004, respectively.

        On July 1, 2003, we entered into a consulting agreement with General John T. Chain, Jr., the former Chairman of our Board of Directors and a current director. Under the terms of the contract, General Chain received $100,000 annually, in quarterly installments, in return for his services with regards to sales, marketing and financial strategies. The agreement expired June 30, 2005. We made payments under this agreement totaling $50,000 and $150,000 during 2005 and 2004, respectively.

        Effective April 8, 2003, we entered into a Stock Appreciation Rights ("SAR") agreement with John R. Hamann, a former CEO of the Company. Mr. Hamann's agreement granted him 170,317 SARs at a price of $0.42 per SAR. The SARs were exercisable in full or in part immediately upon grant and entitled Mr. Hamann to a cash payment equal to the fair market value, as defined in the agreement, of a share of common stock the Company over $0.42 per share. In the third quarter of 2004, Mr. Hamann exercised 42,400 SARs, for which we paid approximately $46,000. On December 31, 2004, Mr. Hamann exercised his remaining 127,917 SARs, for which we paid approximately $144,000 on January 4, 2005, in accordance with the SARs agreement.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007 (Continued)

Note 13 Stock Based Awards

Options

        A summary of the status of our stock options to employees as of December 31, 2007, 2006, and 2005 and changes in the years then ended is presented below.

	2007		2006		2005
Common Option Shares	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	356,248	$9.12	424,703	$4.74	936,516	$6.24
Adjustments	—	—	411,865	8.48	200	6.47
Exercised	(6,488)	9.28	(400,045)	3.75	(100)	0.94
Forfeited	(78,295)	9.67	(80,275)	9.45	(511,913)	7.49

Outstanding at end of year	271,465	$8.95	356,248	$9.12	424,703	$4.74

Options exercisable at year-end	271,465	$8.95	356,248	$9.12	424,703	$4.74
Weighted average grant-date fair value of options granted		$—		$—		$—

        The following table summarizes information about stock options outstanding at December 31, 2007.

	Common Options	Options Outstanding and Exercisable
Exercise Price	Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.48- 7.75	15,794	4.28	$0.92
8.63- 9.44	195,908.56		9.31
9.50-11.22	59,763	1.53	9.89

$0.48-11.22	271,465.99		$8.95

        The excess of market price over the exercise price was approximately $103,000 for stock options outstanding and exercisable as of December 31, 2007 that had an exercise price over the closing stock price on December 31, 2007. The market price over exercise price for stock options exercised in 2007 was approximately $21,000.

        The excess of market price over the exercise price was approximately $2.1 million for stock options outstanding and exercisable as of December 31, 2006. The market price over exercise price for stock options exercised in 2006 was approximately $2.3 million.

        The amount of cash received from the exercise of stock options during 2007 was approximately $63,000. The amount of cash received from the exercise of stock options during 2006 was approximately $412,000.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007 (Continued)

Note 13 Stock Based Awards (Continued)

        Changes in our outstanding non-vested options during 2006 were as follows:

	Shares	Weighted Average Exercise Price
Non-vested options at December 31, 2005	—	$—
Adjustments	26,556	11.69
Granted	—	—
Vested	(26,556)	11.69
Forfeited	—	—

Non vested options at December 31, 2006	—	$—

        We had no outstanding non-vested options during 2007.

Restricted Stock

        Under the 2005 Omnibus Stock and Incentive Plan, we are able to grant restricted stock. In 2007 and 2006 we granted 30,000 and 50,000 profit-based awards, respectively, to employees under this plan. In 2005, we granted 350,000 profit-based awards and 300,000 share price-based awards to employees under this plan. The profit-based awards vest over 3 years and the share price-based awards become available and vest over 5 years. The fair value of the profit-based awards is market price at grant date because the exercise price is zero. The fair value of the share price-based awards was determined using a binomial lattice method. Shares are not delivered to the holder until all restrictions on the shares have lapsed under the terms of the individual award.

        The awards are summarized below:

	2007		2006		2005
Restricted Stock	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding grants at beginning of year	700,000	$0.00	650,000	$0.00	—	$—
Awards Granted	30,000	—	50,000	0.00	650,000	0.00
Vested (3)	(133,334)	—	—	—	—	—
Forfeited	(66,666)	—	—	—	—	—

Outstanding grants at year end	530,000	—	700,000	$0.00	650,000	$0.00

Restricted stock exercisable at year end	—	$—	—	$—	—	$—
Weighted average grant-date fair value of restricted stock granted		$10.54		$10.15		$7.71
Weighted average life of outstanding awards (years)		5.23		6.35		7.67

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007 (Continued)

Note 13 Stock Based Awards (Continued)

        A summary of the status of the Company's restricted stock awards to employees for the year ended December 31, 2007 is presented below:

	Fully Restricted(1)	Available(2)	Total
Outstanding grants at January 1, 2007	600,000	100,000	700,000
Awards Granted	30,000	—	30,000
Vested(3)	(133,334)		(133,334)
Forfeitures	(66,666)	—	(66,666)

Restricted stock awards at December 31, 2007	430,000	100,000	530,000

(1)
Fully restricted shares are registered in the Holder's name, but are deposited with the Company, together with stock powers and other instruments of assignment, endorsed in blank. Fully restricted shares do not constitute issued and outstanding common stock for any corporate purposes and the Holder has no rights, powers or privileges of a Holder of unrestricted shares.

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

        Of the 133,334 awards that vested in 2007, 36,911 of the awards were withheld in satisfaction of tax requirements.

        At December 31, 2007 there was approximately $2.3 million of stock based compensation costs related to nonvested restricted stock awards to be recognized over an average vesting period of 5.2 years.

Warrants

        During 2002, we issued stock warrants to two stockholders and to our then senior lender. All warrants held by our stockholders were exercised in February 2005. The warrant held by our former senior lender was cancelled in September 2005 upon repurchase by us (See Note 1(e)). The warrants

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007 (Continued)

Note 13 Stock Based Awards (Continued)

were exercisable upon issuance and expired five years after date of issuance. Changes in our outstanding warrants were as follows:

	2005
Warrants	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,267,241	$0.30
Exercised	(869,798)	(0.30)
Cancelled	(397,443)	(0.30)
Expired
Outstanding at end of year	—	$—

Warrants exercisable at year-end	—	—
Weighted average grant-date fair value of warrants granted		$—

        There were no outstanding warrants at December 31, 2007, 2006 or 2005.

        The total cash received from the exercise of warrants during 2005 was approximately $261,000.

Stock Appreciation Rights

        Effective April 8, 2003, we entered into two Stock Appreciation Rights ("SARs") agreements with John R. Haman, a former CEO of the Company, and James T. Taylor, our most recent former CEO of the Company (See Note 1(q)). Changes in our outstanding SARs were as follows:

	2006		2005
SARs	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
Outstanding at beginning of year	99,351	$0.42	99,351	$0.42
Granted	—	—	—	—
Exercised	(99,351)	$0.42	—	—
Outstanding at end of year	—	—	99,351	$0.42

SARs exercisable at year-end	—	$—	99,351	$—

Weighted average grant-date fair value of SARs granted		$—		$—

        There were no SARs activity during 2007. All outstanding SARs were exercised in 2006. There were no SARs exercised in 2005.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007 (Continued)

Note 14 Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2007	2006	2005
	In thousands of dollars
Interest paid	$15	$17	$145
Income taxes paid	$4,501	$4,591	$202
Other non-cash financing activities:
Dividends declared	$4,445	$3,283	$533

Note 15 Subsequent Events

        In the spring of 2007, we learned that the government was formally moving to combine many of our U.S. Navy programs into one contracting vehicle using a competitive request for proposal. Based on our consistent delivery of results, access to multiple contracting vehicles, and the strength of our bidding team's major incumbents, we assessed the risk of an adverse outcome of not being able to procure our government programs through this or other contracting vehicles as low. In January 2008, we learned that we and the team with which we partnered were not named as a provider under the new Fleet Readiness Enterprise contracting vehicle. Although this meant we would not be able to contract to provide services for our two largest government programs through the Fleet Readiness Enterprise contracting vehicle, we believed that we would continue to perform services for these programs at reduced volumes through existing government contracting vehicles that we already possess or new contracts we could obtain. We now believe that there is a high likelihood that we will not continue to provide services for these programs in significant volume beyond April 2008.

        On February 19, 2008, the Board of Directors suspended the payment of future quarterly dividends. Payment of future cash dividends is at the discretion of our Board of Directors after taking into account various factors, including our financial condition, results of operations, cash flow, the level of our capital expenditures, restrictive covenants in our credit facility, future business prospects and any other matters that our Board of Directors deems relevant.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007 (Continued)

Note 16 Valuation and Qualifying Accounts

        The following table summarizes the activity of the allowance for doubtful accounts and the deferred tax asset valuation allowance:

	Year Ended December 31,
	2007	2006	2005
	In thousands of dollars
Allowance for doubtful accounts:
Beginning balance	$137	$137	$114
Additions to expense	—	—	92
Reductions of allowance	(92)	—	(69)

Ending balance	$45	$137	$137

Deferred tax asset valuation allowance:
Beginning balance	$117	$1,880	$4,685
Additions to valuation allowance	—		—
Reductions of valuation allowance	—	(1,763)	(2,805)

Ending balance	$117	$117	$1,880

Note 17 Selected Quarterly Financial Data (Unaudited)

	2007
	For the Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	In thousands, except per share data
Revenue	$14,906	$13,958	$13,470	$13,535
Gross profit	7,485	7,077	7,097	7,232
Operating income from continuing operations	2,824	2,764	2,898	2,042
Net income	1,798	1,882	1,921	1,445
Earnings per share
Basic	$0.16	$0.17	$0.17	$0.13
Diluted	$0.16	$0.17	$0.17	$0.13
Weighted average shares
Basic	10,937	10,943	11,039	11,040
Diluted	11,225	11,134	11,121	11,181

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007 (Continued)

Note 17 Selected Quarterly Financial Data (Unaudited) (Continued)

	2006
	For the Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	In thousands, except per share data
Revenue	$13,296	$15,570	$15,859	$14,753
Gross profit	6,398	8,428	8,732	7,949
Operating income from continuing operations	2,962	4,047	4,352	3,546
Net income (loss)	2,176	2,544	2,976	3,810
Earnings (loss) per share
Basic	$0.20	$0.24	$0.27	$0.35
Diluted	$0.20	$0.23	$0.27	$0.34
Weighted average shares
Basic	10,667	10,722	10,921	10,994
Diluted	10,880	10,978	11,084	11,176