Form 10-Q
period 2008-03-31
THOMAS GROUP INC
filed 2008-05-15
CIK 900017

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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

        As of April 30, 2008, there were 11,056,250 shares of the registrant's common stock outstanding.

THOMAS GROUP, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1—Financial Statements

THOMAS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$14,456	$11,990
Trade accounts receivable, net of allowance of $415 and $45 at March 31, 2008 and December 31, 2007, respectively	7,106	9,487
Unbilled receivables	280	271
Deferred tax asset, current, net of allowance of $50 and $45 at March 31, 2008 and December 31, 2007, respectively	863	717
Income tax receivable	576	866
Other current assets	373	149

Total Current Assets	23,654	23,480
Property and equipment, net of accumulated depreciation of $1,759 and $1,640 at March 31, 2008 and December 31, 2007, respectively	1,135	1,254
Deferred tax asset, net of allowance of $67 and $72 at March 31, 2008 and December 31, 2007, respectively	1,157	1,155
Other assets	45	50

	$25,991	$25,939

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,765	$1,502
Accrued wages and benefits	1,623	1,492
Dividends payable	59	1,163

Total Current Liabilities	3,447	4,157
Other long-term obligations	230	238

Total Liabilities	3,677	4,395
Commitments and Contingencies
Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 13,693,541 and 13,593,541 shares issued and 11,139,665 and 11,039,655 shares outstanding at March 31, 2008 and December 31, 2007, respectively	$137	$136
Additional paid-in capital	31,230	30,826
Retained earnings	13,406	13,041
Treasury stock, 2,553,876 shares at March 31, 2008 and December 31, 2007, respectively, at cost	(22,459)	(22,459)

Total Stockholders' Equity	22,314	21,544

	$25,991	$25,939

See accompanying notes to consolidated financial statements

THOMAS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Consulting revenue before reimbursements	$12,040	$14,683
Reimbursements	398	223

Total revenue	12,438	14,906

Cost of sales before reimbursable expenses	6,047	7,198
Reimbursable expenses	398	223

Total cost of sales	6,445	7,421

Gross profit	5,993	7,485
Selling, general and administrative	5,531	4,661

Operating income	462	2,824
Interest income, net	119	104

Income from operations before income taxes	581	2,928
Income taxes	216	1,130

Net income	$365	$1,798

Earnings per share:
Basic:	$0.03	$0.16
Diluted:	$0.03	$0.16
Weighted average shares:
Basic	11,073	10,937
Diluted	11,320	11,225
Dividends declared per common share:	$0.00	$0.10

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$365	$1,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	119	64
Amortization	5	5
Loss on disposal of assets	—	21
Stock based compensation expense	405	299
Bad debt expense	400	—
Other	(24)	—
Change in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	1,995	3,297
(Increase) decrease in unbilled receivables	(9)	287
(Increase) decrease in deferred tax asset	(193)	(265)
(Increase) decrease in other assets	(225)	(139)
Increase (decrease) in accounts payable and accrued liabilities	369	(66)
Increase (decrease) in income taxes payable	336	478

Net cash provided by operating activities	3,543	5,779
Cash Flows From Investing Activities:
Proceeds from sale of assets	—	6
Capital expenditures	—	(622)

Net cash used in investing activities	—	(616)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	—	25
Dividends paid	(1,104)	(1,094)
Tax effect of option exercises	—	1

Net cash used in financing activities	(1,104)	(1,068)

Effect of exchange rate changes on cash	27	—
Net change in cash	2,466	4,095
Cash and cash equivalents
Beginning of period	11,990	8,484

End of period	$14,456	$12,579

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

        1.     Basis of Presentation—The unaudited consolidated financial statements of Thomas Group, Inc. include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of Thomas Group for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Thomas Group Form 10-K for the 2007 fiscal year, filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results of operations for the entire year ending December 31, 2008. Certain amounts from prior periods have been reclassified to conform to the 2008 presentation.

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

	Three Months Ended March 31,
	2008	2007
	In thousands, except per share data
Numerator:
Net income	$365	$1,798

Denominator:
Weighted average shares outstanding:
Basic	11,073	10,937
Effect of dilutive securities:
Common stock options	9	79
Restricted stock awards expected to vest	238	209

Diluted	11,320	11,225

Earnings per share:
Basic	$0.03	$0.16
Diluted	$0.03	$0.16

        Stock options outstanding that are not included in the diluted earnings per share computation due to the antidilutive effects were approximately 238,380 for the three month period ended March 31, 2008, and approximately 970 for the three month period ended March 31, 2007. Such options are excluded because their exercise prices exceed the average market value of Thomas Group's common stock for three months ended March 31, 2008 and March 31, 2007, respectively. We have not issued any stock options since January 2003.

        3.     Stock Based Compensation—Options to purchase shares of Thomas Group common stock have been granted to directors, officers and employees. The majority of the options granted become exercisable at the rate of 33% per year and generally expire ten years after the date of grant. At March 31, 2008, options to purchase 202,557 shares of our common stock were outstanding and exercisable. We have not issued any stock options since January 2003.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        Since the adoption of our 2005 Omnibus Stock and Incentive Plan (the "2005 Omnibus Plan"), we have granted our employees restricted stock awards representing 880,000 shares of our common stock pursuant to that plan. As of March 31, 2008, awards representing 480,000 shares remained outstanding and subject to restrictions and an additional 100,000 shares subject to such awards were classified as "available shares" but also remained subject to vesting conditions. The remaining 300,000 shares covered by such awards had either vested or been forfeited by the award holders according to the terms of the respective awards. At March 31, 2008, 186,666 shares remain authorized and available for grant under the 2005 Omnibus Plan. The 2005 Omnibus Plan will terminate on December 20, 2015.

        After March 31, 2008, the holders of awards representing 510,000 restricted shares (including 100,000 available shares) ceased to be employed by Thomas Group. As a result, 410,000 of the unvested restricted shares were forfeited without issuance and the 100,000 available shares vested and were released to the holder in accordance with the terms of the awards.

        On March 1, 2008, the Compensation and Corporate Governance Committee of our Board of Directors (the "Compensation Committee") and our Board of Directors, upon the Compensation Committee's recommendation, approved a new incentive compensation plan titled the 2008 Omnibus Stock and Incentive Plan for Thomas Group, Inc. (the "2008 Omnibus Plan"). The 2008 Omnibus Plan provides a means for us to grant awards to officers, employees or consultants in the form of options, restricted shares, performance awards and stock appreciation rights. A total of 1,000,000 shares of our common stock was reserved for issuance pursuant to awards made under the 2008 Omnibus Plan. The 2008 Omnibus Plan and any awards to be made thereunder are conditional upon stockholder approval of the 2008 Omnibus Plan at our 2008 Annual Meeting of Stockholders.

        On March 1, 2008, the Compensation Committee granted Michael McGrath, our newly appointed Executive Chairman, an initial award of 100,000 restricted shares of our common stock and a performance share award entitling Mr. McGrath to receive up to 350,000 shares of our common stock if certain conditions related to our profitability are satisfied. The initial restricted share award was granted pursuant to the 2005 Omnibus Plan. The performance share award was granted pursuant to the 2008 Omnibus Plan and is conditional upon stockholder approval of such plan at our 2008 Annual Meeting of Stockholders. On March 10, 2008, Earle Steinberg, our newly appointed President and Chief Executive Officer, was granted an initial award of 50,000 restricted shares of our common stock and a performance share award entitling Mr. Steinberg to receive up to 380,000 shares of our common stock if certain conditions related to our profitability are satisfied. The initial restricted share award was granted pursuant to the 2005 Omnibus Plan. The performance share award was granted pursuant to the 2008 Omnibus Plan and is conditional upon stockholder approval of such plan at our 2008 Annual Meeting of Stockholders.

        The 100,000 restricted shares granted to Mr. McGrath vested upon the date of grant. The 50,000 restricted shares granted to Mr. Steinberg remain subject to restrictions and generally will vest on the one-year anniversary of their grant.

        The awards vest according to the agreements with each individual as we achieve certain established profit levels. The awards automatically terminate on the first to occur of (i) the date when all the performance shares have been delivered, (ii) the Compensation Committee determines that the performance target for the final year has not been met or (iii) the holder's termination of employment.

        The restricted stock awards were valued on the date of grant using the closing price of our common stock on the Nasdeq Global Market on that date.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        4.     Significant Clients—We recorded revenue from one client, CACI, Inc.—Federal, a wholly owned subsidiary of CACI International, Inc. ("CACI") (www.caci.com), of $4.8 million, or 38% of revenue for the three month period ended March 31, 2008. Revenue from the same client totaled $6.1 million, or 41% of revenue, for the three month period ended March 31, 2007. All revenues derived from CACI represent contracts with the United States Navy in which we utilize CACI as the prime contractor.

        We recorded revenue from a second client, the United States Navy (the "Navy"), of $4.2 million, or 34% of revenue for the three month period ended March 31, 2008. Revenue from the same client totaled $6.9 million, or 46% of revenue, for the three month period ended March 31, 2007. Revenues from the Navy decreased during the first quarter of 2008 as compared to the first quarter of 2007 due to the natural ending of some of our U.S. Navy programs and our inability to expand our remaining U.S. Navy programs due to the government consolidating these programs into a single contracting vehicle in which we were not named as a provider.

        We recorded revenue from a third client, Amtrak, of $1.7 million, or 14% of revenue for the three month period ended March 31, 2008. Revenue from the same client totaled $0.8 million, or 5% of revenue for the three month period ended March 31, 2007.

        There were no other clients from whom revenue exceeded 10% of total revenue in the three month periods ended March 31, 2008 and 2007, respectively.

        5.     Concentration of Credit Risk—Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade receivables. We encounter a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. Accounts receivable from our largest customer, CACI, totaled $3.3 million and $3.7 million, or 41% and 36%, of accounts receivable at March 31, 2008 and December 31, 2007, respectively. Accounts receivable from another client, the Navy, totaled $3.1 million and $3.7 million, or 39% and 37%, of accounts receivable at March 31, 2008 and December 31, 2007, respectively. Accounts receivable from another client, Amtrak, totaled $0.8 million and $1.3 million, or 9% and 12%, of accounts receivable at March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008, there was a $405,000 allowance assessed against receivables with the Navy and CACI and no allowances assessed against Amtrak. There were no reserves or allowances assessed against the receivables from CACI, the Navy or Amtrak as of December 31, 2007.

        6.     Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2008	2007
	In thousands of dollars
Interest paid	$3	$0
Taxes paid	$67	$780
Non-cash investing activities:
Leasehold improvements	$—	$224

        7.     Geographical Data—We operate in one industry segment and conduct our business primarily in North America with minimal activity in Asia/Pacific and Europe. Subsequent to March 31, 2008, we

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

closed our office in the Asia/Pacific region. Any future business in that region will be handled out of our offices in North America. Information regarding these areas follows:

	Three Months Ended March 31,
	2008	2007
	In thousand of dollars
Revenue:
North America	$11,695	$14,906
Europe	743	0
Asia/Pacific	0	0

Total revenue	$12,438	$14,906

Gross profit:
North America	$5,881	$7,485
Europe	112	0
Asia/Pacific	0	0

Total gross profit	$5,993	$7,485

	March 31, 2008	December 31, 2007
	In thousand of dollars
Long-lived assets:
North America	$1,135	$1,254
Asia/Pacific	—	—

Total	$1,135	$1,254

        8.     Property and Equipment

	March 31, 2008	December 31, 2007
	In thousand of dollars
Equipment	$1,029	$1,029
Furniture and fixtures	541	541
Leasehold improvements	982	982
Computer software	342	342

	2,894	2,894
Less accumulated depreciation and amortization	(1,759)	(1,640)

	$1,135	$1,254

        There were no investments in, or dispositions of, property and equipment in three months ended March 31, 2008.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        9.     Stockholders' Equity

  Options

        A summary of the status of our stock options to employees for the three months ended March 31, 2008 is presented below. As of March 31, 2008, there were no unvested stock options or remaining stock-based compensation costs related to outstanding stock options.

Common Option Shares	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	271,465	$8.95
Granted	—
Exercised
Forfeited	(68,908)	$9.25

Outstanding at March 31, 2008	202,557	$8.85
Options exercisable at March 31, 2008	202,557	$8.85
Weighted average life of outstanding options (years)		1.01

  Restricted Stock Awards

        In March 2008, we granted a restricted stock award for 100,000 shares of Thomas Group common stock to Michael E. McGrath, our Executive Chairman, and a second restricted stock award for 50,000 shares to Earle Steinberg, our President and Chief Executive Officer. Each of these awards was granted pursuant to the 2005 Omnibus Plan. Mr. McGrath's share award was granted without restrictions and Mr. Steinberg's share award vests on the one year anniversary of its issuance if Mr. Steinberg remains in our employment through such date.

        Also in March 2008, we granted a performance share award entitling Mr. McGrath to receive up to 350,000 shares in the future if certain performance targets are satisfied, and a second performance share award entitling Mr. Steinberg to receive up to 380,000 shares in the future if certain performance targets are satisfied. Each of these awards was granted pursuant to the 2008 Omnibus Plan for Thomas Group, Inc. subject to the approval of that plan at our 2008 Annual Meeting of Stockholders. Mr. McGrath becomes entitled to receive such shares in annual increments over a three year period if we meet certain profitability targets in such years. Mr. Steinberg becomes entitled to receive such shares in annual increments over a four year period if we meet certain profitability targets in such years. A summary of the restricted stock award activity for the three months ended March 31, 2008 is presented below.

Restricted Stock	Shares
Outstanding grants at January 1, 2008	530,000	(3)(4)
Awards granted(1)	880,000
Vested(2)	(100,000)

Outstanding grants at March 31, 2008	1,310,000
Weighted average grant-date fair value of restricted stock granted	$3.33
Weighted average life of outstanding awards (years)	7.93

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(1)
The 880,000 shares identified in this table as "Awards granted" consist of: (i) 100,000 shares of stock granted to Mr. McGrath without restrictions and deemed immediately vested, (ii) 50,000 shares of restricted stock granted to Mr. Steinberg, (iii) a performance share award entitling Mr. McGrath to receive up to 350,000 shares if certain performance targets are satisfied over a three-year period and (iv) a performance share award entitling Mr. Steinberg to receive up to 380,000 shares if certain performance targets are satisfied over a four-year period.

(2)
Vested Shares are shares on which all restrictions have lapsed under the terms of the award and that have been issued to the holder and constitute outstanding common stock. A holder of Vested Shares has all rights, powers and privileges of a holder of unrestricted shares of Thomas Group common stock.

(3)
The 530,000 restricted shares indicated consist of (i) 430,000 fully restricted shares and (ii) 100,000 restricted shares that are classified as "Available Shares." The 430,000 fully restricted shares were subject to issuance if vesting conditions specified in the applicable award were satisfied. After March 31, 2008, the holders of awards representing 410,000 fully restricted shares ceased to be employed by Thomas Group and all such 410,000 unvested fully restricted shares were forfeited without issuance.

(4)
Available Shares are issued upon the satisfaction of conditions specified in the related awards, but are not released to the holder until the satisfaction of certain additional vesting conditions. A holder of Available Shares has all rights, powers and privileges of a holder of unrestricted shares of Thomas Group common stock, including (in most cases) the right to receive distributions thereon except that such shares and any related distributions are not released to the holder until the date on which they become Vested Shares. After March 31, 2008, the holder of the award representing the 100,000 Available Shares ceased to be employed by Thomas Group under conditions that resulted in such shares becoming Vested Shares. As a result, these shares were delivered to the holder as unrestricted shares.

        At March 31, 2008 there was approximately $4.7 million of stock based compensation costs related to unvested restricted stock awards to be recognized over an average vesting period of 2.4 years. As a result of the forfeitures described in note 3 above, the remaining outstanding expense will be $2.7 million over an average vesting period of 3.2 years.

        10.   Income Taxes

        We follow SFAS No. 109, "Accounting for Income Taxes," which requires use of the asset and liability method of accounting for deferred income taxes and providing deferred income taxes for all significant temporary differences and FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return.

        Income tax expense of $216,000 for the three month ended March 31, 2008 reflected an effective rate of 37%, compared to $1.1 million, or an effective rate of 39%, for the three months ended March 31, 2007. We had no FIN 48 liabilities as of March 31, 2008 or December 31, 2007.

        Subsequent to March 31, 2008, we received notice from the Internal Revenue Service ("IRS") that it is finalizing its review of our 2006 federal income tax return and stock option practice review. During

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2007, we reported that certain grants of stock options made during the period under investigation were priced below fair market value, rather than at fair market value. Consequently, certain grants intended to be classified as incentive stock options or "ISOs", requiring pricing at no less than fair market value on the date of grant, should have been classified as nonqualified stock options, or "NQs". Given the significant differences in the tax treatment between ISOs and NQs, we may have underreported or underwithheld certain payroll taxes for those options which were exercised during the period of review, August 1993 through December 2006, and therefore recorded an estimated tax liability of $0.1 million. We intend to pursue a negotiated settlement with the IRS as soon as practicable; however, there can be no assurance that we will settle these issues for amounts consistent with the estimated liabilities we have recorded. In connection with the 2006 audit, no material adjustments have been proposed. We do not anticipate any material impact on our financial statements as a result of the 2006 audit.

        11.   Financing Agreement—On December 15, 2006, we entered into a credit agreement with JPMorgan Chase Bank, N.A. This credit agreement forms the basis of a $5.5 million revolving line of credit maturing March 31, 2009. Interest on the outstanding amount under the credit facility is payable either quarterly or at the end of the applicable LIBOR interest period elected by us, at a rate equal to, at our option, either (i) the bank's prime rate then currently in effect minus 1.5% or (ii) the LIBOR rate plus 1.25%. Our obligations under the credit facility are secured by a security interest in our accounts and related collateral as well as a security interest in our equity ownership of all subsidiaries. The credit agreement limits our ability to, among other things, make certain distributions and dividends, incur liens, dispose of our assets and consummate any merger, certain acquisitions and other business combination transactions. We are also required to meet certain financial covenants under the credit agreement, including maintaining a minimum tangible net worth as defined in the credit agreement.

        For the three month periods ended March 31, 2008 and 2007, we had no borrowings or repayments on our credit facility and we had no outstanding balance on our credit facility as of March 31, 2008, or December 31, 2007.

        12.   Issuer Repurchases of Shares—In January and October of 1999, we announced two common stock repurchase plans for up to 250,000 and 500,000 shares, respectively, to be purchased on the open market. In August 2000, we announced an additional stock repurchase plan of up to 750,000 shares to be purchased on the open market. As of March 6, 2008, we had 505,450 shares available to be repurchased under the plans. On March 6, 2008, we announced that our Board of Directors authorized us to repurchase up to the remaining 505,450 shares from time to time, subject to market conditions.

        During the first quarter of 2008, we established a written plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, which provides for the purchase of our common stock in support of our announced share repurchase program. After a waiting period, repurchases commenced on April 7, 2008. As of May 14, 2008, 110,521 shares had been repurchased under the Rule 10b5-1 Plan at an average market price of $2.58 per share or $2.62 per share, including commissions and fees.

        13.   Recently Adopted Accounting Pronouncements—On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurement. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

any new fair value measurements. The adoption of this statement did not have a material effect on our reported financial position or results of operations.

        On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. The adoption of this statement did not have a material effect on our reported financial position or results of operations as we did not elect the fair value option for any eligible financial assets or liabilities not already carried at fair value.

        14.   Recently Issued Accounting Pronouncements—In December 2007, the FASB issued SFAS No. 160, Non Controlling Interests in Consolidated Financial Statements—an amendment of ARB 51 which is effective for fiscal years and interim periods within those years beginning on or after December 15, 2008. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non controlling ownership interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of this statement is not expected to have a material effect on our financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, as amended and interpreted. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The adoption of this statement is not expected to have a material effect on our financial statements.

ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

"Safe Harbor" Statement Under The Private Securities Litigation Reform Act:

        Various sections contained or incorporated by reference in this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. Such statements may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "could," "may," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning. These statements are not historical facts or guarantees of future performance but instead represent only our belief at the time the statements were made regarding future events. In particular, statements under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including but not limited to statements regarding our expectations regarding the sufficiency of our liquidity sources and the expected impact of legal proceedings with which we may become involved. All forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties which may cause actual results and outcomes to differ materially from what we express or forecast in these forward-looking statements. In evaluating these statements, you should consider the risks and uncertainties discussed under Item 1A Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

  •
  a disruption in our relationships with major customers;

  •
  difficulty in expanding our commercial sector business or rebuilding our governmental sector business;

  •
  an inability to successfully implement sufficient cost containment initiatives;

  •
  the competitive environment of the industry in which we operate;

  •
  customer acceptance of our Process Value Management approach; and

  •
  an inability to attract, hire, develop, train and retain experienced Resultants.

        These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

        Historically, most of our clients have been large, diversified commercial or government enterprises in North America, Europe, and Asia. During the last four years, however, our engagements have involved primarily various government entities, primarily the United States Navy. We have also served international clients in previous years from our former offices in Switzerland, Sweden, Germany, Singapore, China and Hong Kong. Currently, we are focused on delivering our solutions in North America. In some instances, we provide solutions to the same organization under separate contractual arrangements. While we believe our methodologies are applicable to any industry, we have developed a significant amount of subject-matter expertise relevant to specific industries, including automotive, aviation, distribution, government, including the military services, healthcare, manufacturing, semiconductor, textiles and transportation.

        In the spring of 2007, we learned that the government was formally moving to combine many of our U.S. Navy programs into one contracting vehicle using a competitive request for proposal. Based on our consistent delivery of results, access to multiple contracting vehicles, and the strength of our bidding team's major incumbents, we assessed the risk of an adverse outcome of not being able to procure our government programs through this or other contracting vehicles as low. In January 2008, we learned that we and the team with which we were partnered were not named as a provider under the new Fleet Readiness Enterprise contracting vehicle. Although this meant we would not be able to contract to provide services for our two largest government programs through the Fleet Readiness Enterprise contracting vehicle, we believed that we would continue to perform services for these programs at reduced volumes through existing government contracting vehicles that we already possess or new contracts we could obtain. We now believe that we will not continue to provide services for these programs in significant volume beyond April 2008 and there can be no assurances we will be able to replace these programs' revenues.

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

        Fixed fee revenue is recognized on the proportional performance model (which approximates the percentage completion method), based on direct labor hours expended and, when applicable, the completed performance model. In order to calculate the completion ratio on a given project, time and effort to date are divided by the total estimated time and effort for the entire project. This ratio is then multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date. A few of our fixed fee contracts, primarily assessments, are recognized using the completed contract performance model as these contracts are generally one to six weeks in duration and conclude with a presentation or agreed upon deliverable to the clients' management. Revenues attributable to fixed fees were 24% and 9% of consolidated revenue for the three months ended March 31, 2008 and 2007, respectively.

        Task-based fees are recognized as revenue when the relevant task is completed. Typically, task-based revenue recognition involves the delivery of a report, minutes or some other evidence of completion. Revenues attributable to task-based fees were 73% and 89% of consolidated revenue for the three months ended March 31, 2008 and 2007, respectively.

        Incentive fees are tied to improvements in a variety of client performance measures typically involving cycle time, asset utilization and productivity. Incentive fee revenue is recognized in the period in which the related client improvements are achieved and we obtain the client's acceptance. Our incentive fee agreements with our clients define in advance the performance improvement standards that will form the basis for the payment of incentive fees. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, we obtain customer agreement to these achievements prior to recognizing revenue. Incentive fees are affected by our clients' business performance and prevailing economic conditions. We had no revenues attributable to incentive fees for each of the three months ended March 31, 2008 and 2007. As of April 30, 2008, we had one contractual arrangement for incentive fees.

        Reimbursement revenue represents our clients' repayment of mutually agreed upon travel expenses as incurred. All billable travel expenses are submitted to and approved by each client. Revenues attributable to reimbursements were 3% and 2% of consolidated revenue for the three month periods ended March 31, 2008 and 2007, respectively.

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

        Sublease losses and income arise from the sublease contracts we maintained with former subtenants in our Reston, VA and Troy, MI offices. Losses are generally the result of a subtenant defaulting on a lease or at the termination of a lease in which we anticipate that the future subtenant income will not be sufficient to recoup our costs associated with the subleased office space. Sublease income is recognized generally upon the termination of a sublease in which we, as a result of the termination, are able to avoid future anticipated costs previously recognized as sublease losses. As of December 31, 2007, we no longer maintain these leases or subleases.

        In addition to our United States operations, we have minimal activities in the Asia/Pacific region and Europe. A portion of our revenue related transactions have been denominated in the local currency where the client is located. Historically, the majority of our operating expenses for our subsidiaries have been denominated in the local currency of the subsidiary. Therefore, we are exposed to currency fluctuation risks. See Item 3. "Quantitative and Qualitative Disclosure About Market Risk."

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

        Revenue Recognition—Revenue is recognized when realizable and earned generally as services and solutions are provided over the life of a contract. Fixed fee revenue is recognized using a proportional performance model (which approximates the percentage completion method), based on direct labor hours expended and, when applicable, the completed performance model. Task-based, or deliverable-based, fees are recognized when the relevant task or deliverable is completed. Incentive fee revenue is recognized in the period in which the related improvements are achieved and the client has agreed that performance improvements have in fact been achieved. Our incentive fee agreements with our clients define in advance the performance improvement standards that will form the basis of our incentive fees earned.

        Unbilled Receivables—Although fixed fee revenue recognition generally coincides with billings, as an accommodation to our clients, we may structure fee billings to increase in the latter stages of a program. In such instances, amounts collectible for services provided but not yet billed are represented in unbilled receivables.

        Deferred Taxes—Income taxes are calculated using the asset and liability method required by FASB Statement No. 109, "Accounting for Income Taxes." Deferred income taxes are recognized for the tax consequences resulting from timing differences by applying statutory tax rates applicable to future years. These timing differences are associated with differences between the financial and the tax basis of existing assets and liabilities. Under FAS No. 109, a statutory change in tax rates will be recognized immediately in deferred taxes and income. Net deferred taxes are recorded both as a current deferred income tax asset and as other long-term liabilities based upon the classification of the related timing difference. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. All available evidence, both positive and negative, is considered when determining the need for a valuation allowance. Judgment is used in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain.

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

        In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2006, however, we determined that a deferred tax asset valuation allowance was appropriate on only approximately $117,000 of the NOL carryforward, due to annual limitations under Section 382. Therefore, we removed $1.8 million of the deferred tax asset valuation allowance. As of March 31, 2008 and December 31, 2007, our deferred tax asset valuation allowance was approximately $117,000.

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

        We also follow the guidance under FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. In addition, FIN 48 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. An income tax penalty is recognized as expense when the tax position does not meet the minimum statutory threshold to avoid the imposition of a penalty. As of March 31, 2008 we did not have any FIN 48 liabilities or associated interest.

        Subsequent to March 31, 2008, we received notice from the Internal Revenue Service ("IRS") that it is finalizing its review of our 2006 federal income tax return and stock option practice review. During 2007, we reported that certain grants of stock options made during the period under investigation were priced below fair market value, rather than at fair market value. Consequently, certain grants intended to be classified as incentive stock options or "ISOs", requiring pricing at no less than fair market value on the date of grant, should have been classified as nonqualified stock options, or "NQs". Given the significant differences in the tax treatment between ISOs and NQs, we may have underreported or underwithheld certain payroll taxes for those options which were exercised during the period of review, August 1993 through December 2006, and therefore recorded an estimated tax liability of $0.1 million. We intend to pursue a negotiated settlement with the IRS as soon as practicable; however, there can be no assurance that we will settle these issues for amounts consistent with the estimated liabilities we have recorded. In connection with the 2006 audit, no material adjustments have been proposed. We do not anticipate any material impact on our financial statements as a result of the 2006 audit.

        Stock based compensation—We account for stock based compensation arrangements in accordance with provisions of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS No. 123(R) requires us to measure all stock based compensation awards at the grant date using a fair value method and to record expense in the financial statements over the requisite service period of the award. We estimate the fair value of options using the Black Sholes method, which considers a risk-free interest rate, volatility, expected life, forfeitures, and dividend rates. We use the U.S. 10-year Treasury Bond yield to estimate the risk-free interest rate; and, our estimate of volatility is based on our historical stock price for a period of at least or equal to the expected life of award. Our estimate of forfeitures considers the term of the awards granted and historical forfeiture experience and our estimate of the expected life of awards is based on the anticipated time the award is held. The restricted stock awards and performance share awards are valued on the date of grant using the closing price of our common stock on the Nasdeq Global Market on that date.

        Recently Adopted Accounting Pronouncements—On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurement. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The adoption of this statement did not have a material effect on our reported financial position or results of operations.

        On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. The adoption of this statement did not have a material effect on our reported financial position or results of operations as we did not elect the fair value option for any eligible financial assets or liabilities not already carried at fair value.

        Recently Issued Accounting Pronouncements—In December 2007, the FASB issued SFAS No. 160, Non Controlling Interests in Consolidated Financial Statements—an amendment of ARB 51 which is effective for fiscal years and interim periods within those years beginning on or after December 15, 2008. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non controlling ownership interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of this statement is not expected to have a material effect on our financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, as amended and interpreted. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The adoption of this statement is not expected to have a material effect on our financial statements.

Results of Operations

        The following table sets forth the percentages which the identified items in our consolidated statements of operations bear to revenue:

	Three Months Ended March 31,
	2008	2007
Revenue	100.0%	100.0%
Cost of sales	51.8%	49.8%

Gross profit	48.2%	50.2%
Selling, general and administrative	44.5%	31.3%

Operating income	3.7%	18.9%
Interest income (expense), net	1.0%	0.7%

Income before income taxes	4.7%	19.6%
Income taxes	1.7%	7.6%

Net income	2.9%	12.1%

Three Month Period Ended March 31, 2008 Compared to the Three Month Period Ended March 31, 2007

        Revenue—In the first quarter of 2008, total revenues decreased $2.5 million, or 17%, to $12.4 million from $14.9 million in the first quarter of 2007. Task based revenue was $9.0 million, or 73% of revenue, in the first quarter of 2008, compared to $13.3 million, or 89% or revenue in the first quarter of 2007. Fixed fee revenue was $3.0 million, or 24% of revenue, in the first quarter of 2008, compared to $1.4 million, or 9% of revenue, in the first quarter of 2007. Reimbursement revenues were $0.4 million, or 3% of revenue in the first quarter of 2008 compared to $0.2 million, or 2% of revenue, in the first quarter of 2007. As of April 30, 2008, we had one active incentive based contract.

        North America region revenue decreased $3.2 million, or 21%, to $11.7 million in the first quarter of 2008, compared to $14.9 million in the first quarter of 2007. Revenue from commercial clients increased $1.9 million, or 136%, to $3.3 million in the first quarter of 2008, compared to $1.4 million in the first quarter of 2007. Revenue from United States government contracts decreased $4.2 million, or 32%, to $9.1 million in the first quarter of 2008, compared to $13.3 million in the first quarter of 2007.

        The decrease in total revenues for the first quarter of 2008 compared to the first quarter of 2007 is due primarily to a decrease in our government business, offset slightly by an increase in our commercial business. The decrease in task based revenue, which is associated with our government contracts, is due primarily to the natural ending of some of our U.S. Navy programs and our inability to expand our remaining U.S. Navy programs following the government's decision to consolidate these programs into a single contracting vehicle for which we were not named as a provider. The increase in fixed fee revenue, which is associated with our commercial contracts, is due primarily to our commercial contracts having a higher contract value for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Reimbursable revenues, which also are associated with our commercial contracts, increased due to the increases in commercial activity.

        We did not have any revenues from our Asia/Pacific region in the first quarters of 2008 and 2007. Subsequent to March 31, 2008, we closed our office in the Asia region.

        During the first quarter of 2008, we recorded $743,000 in revenue from a client located in Europe, compared to $0 in the first quarter of 2007. Although we discontinued our Europe operations in 2006, we maintain a strategic relationship in Europe through which we may periodically obtain business.

        Gross Profit—Gross profit margins were 48% of revenue, or $6.0 million, in the first quarter of 2008, compared to 50%, or $7.4 million, in the first quarter of 2007. Costs of sales consists of direct labor, travel, and other direct costs incurred by our Resultants to provide services to our clients and to complete client related projects, including training. The decrease in gross profit margin, as a percentage of revenue, is attributable to lower utilization rates of our Resultants in the first quarter of 2008 related to a slowdown of our government programs.

        Selling, General and Administrative Expenses—Selling, general, and administrative expenses for the first quarter of 2008 were $5.5 million, compared to $4.7 million in the first quarter of 2007. The $0.8 million increase is primarily related to a $0.7 million increase in salaries and recruiting costs, a $0.4 million increase in bad debt allowance, and a $0.1 million increase in stock based compensation, offset by a $0.4 million decrease in professional expenses related primarily to the review of our historical stock option practices in the first quarter of 2007.

        Sublease Losses—During 2007, the remaining rent reserve balance related to our Reston, Virginia office, was being amortized ratably against rent expense until the expiration of the lease on October 31, 2007.

Liquidity and Capital Resources

        Cash and cash equivalents increased by $2.5 million during the first three months of 2008 compared to a $4.1 million increase during the first three months of 2007. The major components of these changes are discussed below:

        Cash Flows from Operating Activities—Operating activities provided net cash of $3.5 million in the first three months of 2008, compared to $5.8 million in the first three months of 2007. The decrease in net cash provided is primarily due to the collection of accounts receivable balances during the first quarter of 2007.

        Cash Flows from Investing Activities—There was no cash used for investing activities during the first three months of 2008, compared to $616,000 in the three months of 2007, related primarily to improvements and expansion of our Dallas Training facility.

        Cash Flows from Financing Activities—Cash used for financing activities for the first three months of both 2008 and 2007 was $1.1 million, primarily for the payment of dividends.

        Subsequent to March 31, 2008, we announced a reduction in force affecting approximately one-third of our employees as a part of a restructuring plan approved by our board of directors. We will record a charge of approximately $180,000 to $250,000, net of tax effects, for one-time termination benefits related to employee severance and other benefits in our second quarter 2008 operating results. We estimate that these activities will remove approximately $6.0 million of annualized operating costs from our operating income. No other charges are expected as a result of these actions We expect to pay the one-time termination benefits in the second quarter of 2008 from our operating cash.

        On March 6, 2008 our Board of Directors reaffirmed our previously existing stock repurchase program and authorized the repurchase of shares of our common stock. At that time a total of 505,450 shares representing approximately 5% of our outstanding shares remained subject to repurchase under the stock repurchase program. On March 6, 2008 we entered into a Rule 10b5-1 repurchase plan to establish a systematic program authorizing a stockbroker to execute repurchases in accordance with the terms of the Rule 10b5-1 plan. After a waiting period, repurchases commenced on April 7, 2008. As of May 14, 2008, 110,521 shares had been repurchased under the Rule 10b5-1 plan at an average market price of $2.58 per share or $2.62 per share including commissions and fees.

        $5.5 million Credit Facility with JPMorgan Chase Bank, N.A.—On December 15, 2006, we entered into a credit agreement with JPMorgan Chase Bank, N.A. The senior secured revolving credit facility will be used for ongoing working capital needs and general corporate purposes. At March 31, 2008 and December 31, 2007, no amounts were outstanding under this credit facility. This credit facility will mature on March 31, 2009, at which time it will terminate and all outstanding amounts shall be due and payable. The obligations under the senior secured revolving credit facility are secured by first priority liens on all of our accounts and proceeds thereof.

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

        In June 2007 we signed an amendment waiving certain covenants related to our liquidated subsidiary Thomas Group Hong Kong Limited. In November 2007, we signed an amendment authorizing us to form a wholly owned subsidiary, Thomas Group Global LLC, to procure and develop business and selling activities in foreign nations.

        As of March 31, 2008, we had no material commitments for capital expenditures or off-balance sheet arrangements.

        Our Liquidity Plan—Our ability to generate cash from operations is dependent primarily to our ability to generate revenue, implement cost saving measures such as downsizing, and implement more aggressive collection policies. Our ability to maintain gross margins, control costs and generate cash flow from operations in the future will determine our ability to manage our bank credit facility and to remain in future compliance with the related debt covenants. We regularly evaluate our business to assess ways to enhance our liquidity position.

        As previously disclosed in our filings with the Securities and Exchange Commission and elsewhere in this quarterly report on Form 10-Q, beginning in the second quarter of 2008, we do not expect to continue generating significant revenue under two government programs which accounted for 85% of our revenue in 2007. While we may experience losses in subsequent quarters due in part to the cessation of these significant contracts, we believe that our revenues from operations, in conjunction with our implementation of cost control measures and the bank credit facility described above, provide us sufficient sources of cash to satisfy our liquidity needs for the foreseeable future as we implement our plan to grow our business.

        Our performance and liquidity needs will also be affected by prevailing economic conditions. Many of these factors are beyond our control. If future cash flows and capital resources are insufficient to meet our debt obligations and commitments, we may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or restructure or refinance our debt.

        Inflation—Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the three month period ended March 31, 2008 or 2007. However, there can be no assurance our business will not be affected by inflation in the future.

ITEM 3—Quantitative and Qualitative Disclosure About Market Risk

        There have been no material changes in circumstances affecting our exposure to interest rate or foreign exchange rate risk since December 31, 2007. For a discussion of our exposure to these risks, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4—Controls and Procedures

        Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, Earle Steinberg, our President and Chief Executive Officer, and Frank Tilley, our Vice President and Interim Chief Financial Officer, have concluded that, as of March 31, 2008, in their judgment, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us, including our subsidiaries, in the reports we file, or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        There were no changes in our internal controls over financial reporting during Thomas Group's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

        Subsequent to March 31, 2008, we received notice from the Internal Revenue Service ("IRS") that it is finalizing its review of our 2006 federal income tax return and stock option practice review. During 2007, we reported that certain grants of stock options made during the period under investigation were priced below fair market value, rather than at fair market value. Consequently, certain grants intended to be classified as incentive stock options or "ISOs", requiring pricing at no less than fair market value on the date of grant, should have been classified as nonqualified stock options, or "NQs". Given the significant differences in the tax treatment between ISOs and NQs, we may have underreported or underwithheld certain payroll taxes for those options which were exercised during the period of review, August 1993 through December 2006, and therefore recorded an estimated tax liability of $0.1 million. We intend to pursue a negotiated settlement with the IRS as soon as practicable; however, there can be no assurance that we will settle these issues for amounts consistent with the estimated liabilities we have recorded. In connection with the 2006 audit, no material adjustments have been proposed. We do not anticipate any material impact on our financial statements as a result of the 2006 audit.

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

ITEM 1A—Risk Factors

        There have been no material changes from the information previously reported under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

        On March 6, 2008 our Board of Directors reaffirmed our previously existing stock repurchase program and authorized the repurchase of shares of our common stock. At that time a total of 505,450 shares representing approximately 5% of our outstanding shares remained subject to repurchase under the stock repurchase program. On March 6, 2008 we entered into a Rule 10b5-1 repurchase plan to establish a systematic program authorizing a stockbroker to execute repurchases in accordance with the terms of the Rule 10b5-1 plan. After a waiting period, repurchases commenced on April 7, 2008. As of May 14, 2008, 110,521 shares had been repurchased under the Rule 10b5-1 plan at an average market price of $2.58 per share or $2.62 per share including commissions and fees.

ITEM 3—Defaults Upon Senior Securities

        None.

ITEM 4—Submission of Matters to a Vote of Security Holders

        None.

ITEM 5—Other Information

        None.

ITEM 6—Exhibits

Exhibits
3.1	Amended and Restated Certificate of Incorporation of Thomas Group filed July 10, 1998, with the State of Delaware Office of the Secretary of State (filed as Exhibit 3.1 to the Thomas Group Annual Report on Form 10-K405 for the year ended December 31, 1998 and incorporated herein by reference).
3.2	Amended and Restated By-Laws dated May 30, 2001 (filed as Exhibit 3.2 to the Thomas Group Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMAS GROUP, INC. Registrant
May 15, 2008 Date	/s/ EARLE STEINBERG Earle Steinberg President and Chief Executive Officer

Thomas Group, Inc.
Form
Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Thomas Group filed July 10, 1998, with the State of Delaware Office of the Secretary of State (filed as Exhibit 3.1 to the Thomas Group Annual Report on Form 10-K405 for the year ended December 31, 1998 and incorporated herein by reference).
3.2	Amended and Restated By-Laws dated May 30, 2001 (filed as Exhibit 3.2 to the Thomas Group Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

THOMAS GROUP, INC.
  PART I. FINANCIAL INFORMATION
  ITEM 1—Financial Statements
THOMAS GROUP, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share data) (Unaudited)
THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) (Unaudited)
THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
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