Form 10-Q
period 2008-06-30
THOMAS GROUP INC
filed 2008-07-25
CIK 900017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

        As of July 15, 2008, there were 11,022,524 shares of the registrant's common stock outstanding.

 THOMAS GROUP, INC.

 PART I.    FINANCIAL INFORMATION

ITEM 1—Financial Statements

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$14,431	$11,990
Trade accounts receivable, net of allowance of $236 and $45 at June 30, 2008 and December 31, 2007, respectively	1,153	9,487
Unbilled receivables	490	271
Deferred tax asset, current, net of allowance of $32 and $45 at June 30, 2008 and December 31, 2007, respectively	442	717
Income tax receivable	2,868	866
Other current assets	429	149

Total Current Assets	19,813	23,480
Property and equipment, net of accumulated depreciation of $1,884 and $1,640 at June 30, 2008 and December 31, 2007, respectively	1,099	1,254
Deferred tax asset, net of allowance of $85 and $72 at June 30, 2008 and December 31, 2007, respectively	1,186	1,155
Other assets	41	50

	$22,139	$25,939

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,240	$1,502
Accrued wages and benefits	932	1,492
Income taxes payable	20	—
Dividends payable	—	1,163

Total Current Liabilities	2,192	4,157
Other long-term obligations	220	238

Total Liabilities	2,412	4,395
Commitments and Contingencies
Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 13,793,541 and 13,593,541 shares issued and 11,048,324 and 11,039,655 shares outstanding at June 30, 2008 and December 31, 2007, respectively	$138	$136
Additional paid-in capital	31,030	30,826
Retained earnings	11,513	13,041
Treasury stock, 2,745,217 and 2,553,876 shares at June 30, 2008 and December 31, 2007, respectively, at cost	(22,954)	(22,459)

Total Stockholders' Equity	19,727	21,544

	$22,139	$25,939

See accompanying notes to consolidated financial statements

THOMAS GROUP, INC.

CONSENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Consulting revenue before reimbursements	$4,882	$13,808	$16,922	$28,491
Reimbursements	496	150	894	373

Total revenue	5,378	13,958	17,816	28,864

Cost of sales before reimbursable expenses	2,901	6,731	8,948	13,929
Reimbursable expenses	496	150	894	373

Total cost of sales	3,397	6,881	9,842	14,302

Gross profit	1,981	7,077	7,974	14,562
Selling, general and administrative	4,996	4,313	10,527	8,974

Operating income (loss)	(3,015)	2,764	(2,553)	5,588
Interest income, net	82	142	201	246

Income (loss) from operations before income taxes	(2,933)	2,906	(2,352)	5,834
Income taxes	(1,040)	1,024	(824)	2,154

Net income (loss)	$(1,893)	$1,882	$(1,528)	$3,680

Earnings (loss) per share:
Basic	$(0.17)	$0.17	$(0.14)	$0.34
Diluted	$(0.17)	$0.17	$(0.14)	$0.33
Weighted average shares:
Basic	11,076	10,943	11,074	10,940
Diluted	11,076	11,134	11,074	11,179
Dividends declared per common share:	$0.00	$0.10	$0.00	$0.20

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$(1,528)	$3,680
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	244	189
Amortization	9	9
Loss on disposal of assets	—	17
Stock based compensation expense	644	102
Bad debt expense	220	—
Decrease in defered tax asset	244	448
Other	(15)	—
Change in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	8,118	2,263
(Increase) decrease in unbilled receivables	(219)	258
(Increase) decrease in income tax receivable	(2,002)	—
(Increase) decrease in other assets	(280)	(1,409)
Increase (decrease) in accounts payable and accrued liabilities	(1,169)	(17)
Increase (decrease) in other liabilites	(3)	(3)
Increase (decrease) in income taxes payable	20	(623)

Net cash provided by operating activities	4,283	4,914
Cash Flows From Investing Activities:
Proceeds from sale of assets	—	13
Capital expenditures	(89)	(831)

Net cash used in investing activities	(89)	(818)
Cash Flows From Financing Activities:
Payment for common stock repurchased	(434)	—
Issuance of common stock	—	1
Exercise of stock options and restricted stock	—	(499)
Dividends paid	(1,163)	(2,187)
Tax effect of option exercises	(187)	153

Net cash used in financing activities	(1,784)	(2,532)

Effect of exchange rate changes on cash	31	—
Net change in cash	2,441	1,564
Cash and cash equivalents
Beginning of period	11,990	8,484

End of period	$14,431	$10,048

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

        1.     Basis of Presentation—The unaudited condensed consolidated financial statements of Thomas Group, Inc. include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of Thomas Group for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Thomas Group Form 10-K for the 2007 fiscal year, filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results of operations for the entire year ending December 31, 2008. Certain amounts from prior periods have been reclassified to conform to the 2008 presentation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited) In thousands, except per share data
Numerator:
Net income (loss)	$(1,893)	$1,882	$(1,528)	$3,680

Denominator:
Weighted average shares outstanding:
Basic	11,076	10,943	11,074	10,940
Effect of dilutive securities:
Common stock options	—	40	—	60
Restricted stock awards expected to vest	—	151	—	179

Diluted	11,076	11,134	11,074	11,179

Earnings (loss) per share:
Basic	$(0.17)	$0.17	$(0.14)	$0.34
Diluted	$(0.17)	$0.17	$(0.14)	$0.33

        The computation of diluted earnings (loss) per share of common stock for the three and six months ended June 30, 2008, excludes options representing 199,081 shares, which comprises all of our outstanding stock options at June 30, 2008. These options are excluded because the inclusion of such options would have the effect of decreasing the diluted loss per common share from continuing operations for both of these periods (that is, their effect would be "antidilutive").

        Stock options outstanding that are not included in the diluted earnings per share computation due to the antidilutive effects were approximately 29,000 and 5,000 for the three and six months ended June 30, 2007. Such options are excluded because their exercise prices exceed the average market value of Thomas Group's common stock for the period.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        3.     Stock Based Compensation—Options to purchase shares of Thomas Group common stock have been granted to directors, officers and employees. The majority of the options granted become exercisable at the rate of 33% per year and generally expire ten years after the date of grant. At June 30, 2008, options to purchase 199,081 shares of our common stock were outstanding and exercisable. We have not issued any stock options since January 2003.

        Since the adoption of our 2005 Omnibus Stock and Incentive Plan (the "2005 Omnibus Plan"), we have granted our employees restricted stock awards representing 880,000 shares of our common stock pursuant to that plan. As of June 30, 2008, awards representing 63,333 shares remained outstanding and subject to restrictions. The remaining 816,667 shares covered by such awards had either vested or been forfeited by the award holders according to the terms of the respective awards. At June 30, 2008, 603,333 shares remain authorized and available for grant under the 2005 Omnibus Plan. The 2005 Omnibus Plan will terminate on December 20, 2015.

        On March 1, 2008, the Compensation and Corporate Governance Committee of our Board of Directors (the "Compensation Committee") and our Board of Directors, upon the Compensation Committee's recommendation, approved a new incentive compensation plan titled the 2008 Omnibus Stock and Incentive Plan for Thomas Group, Inc. (the "2008 Omnibus Plan"). The 2008 Omnibus Plan provides a means for us to grant awards to officers, employees or consultants in the form of options, restricted shares, performance awards and stock appreciation rights. A total of 1,000,000 shares of our common stock was reserved for issuance pursuant to awards to be made under the 2008 Omnibus Plan. The 2008 Omnibus Plan received stockholder approval at our 2008 Annual Meeting of Stockholders, held on June 26, 2008.

        On March 1, 2008, the Compensation Committee granted Michael McGrath, our newly appointed Executive Chairman, an initial award of 100,000 restricted shares of our common stock and a performance share award entitling Mr. McGrath to receive up to 350,000 shares of our common stock if certain conditions related to our profitability are satisfied. The initial restricted share award was granted pursuant to the 2005 Omnibus Plan. The performance share award was granted pursuant to the 2008 Omnibus Plan. On March 10, 2008, the Compensation Committee granted Earle Steinberg, our newly appointed President and Chief Executive Officer, an initial award of 50,000 restricted shares of our common stock and a performance share award entitling Mr. Steinberg to receive up to 380,000 shares of our common stock if certain conditions related to our profitability are satisfied. The initial restricted share award was granted pursuant to the 2005 Omnibus Plan. The performance share award was granted pursuant to the 2008 Omnibus Plan.

        The 100,000 restricted shares granted to Mr. McGrath vested upon the date of grant. The 50,000 restricted shares granted to Mr. Steinberg remain subject to restrictions and generally will vest on the one-year anniversary of their grant.

        The awards vest according to the agreements with each individual as we achieve certain established profit levels. The awards automatically terminate on the first to occur of (i) the date when all the performance shares have been delivered, (ii) the date the Compensation Committee determines that the performance target for the final year has not been met or (iii) the holder's termination of employment.

        The restricted stock awards were valued on the date of grant using the closing price of our common stock on the Nasdaq Global Market on that date.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        4.     Significant Clients—We recorded revenue from one client, CACI, Inc.—Federal, a wholly owned subsidiary of CACI International, Inc. ("CACI") (www.caci.com), of $1.9 million, or 35% of revenue, and $6.7 million, or 38% of revenue, for the three and six month periods ended June 30, 2008. Revenue from the same client totaled $5.8 million, or 41% of revenue, and $11.9 million, or 41% of revenue, for the three and six month periods ended June 30, 2007. All revenues derived from CACI represent contracts with the United States Navy in which we utilize CACI as the prime contractor.

        We recorded revenue from a second client, the United States Navy (the "Navy"), of $0.4 million, or 8% of revenue, and $4.6 million, or 26% of revenue, for the three and six month periods ended June 30, 2008. Revenue from the same client totaled $6.6 million, or 47% of revenue, and $13.5 million, or 47%, of revenue, for the three and six month periods ended June 30, 2007. Revenues from the Navy decreased during the first half of 2008 as compared to the first half of 2007 due to the expiration of some of our Navy programs and to loss of some of our remaining Navy programs due to the government consolidating these programs into a single contracting vehicle in which we were not the successful bidder.

        We recorded revenue from a third client, Amtrak, of $1.1 million, or 20% of revenue, and $2.8 million, or 16% of revenue, for the three and six month periods ended June 30, 2008. Revenue from the same client totaled $0.7 million, or 5% of revenue, and $1.5 million, or 5% of revenue, for the three and six month periods ended June 30, 2007.

        There were no other clients from whom revenue exceeded 10% of total revenue in the three or six month periods ended June 30, 2008 and 2007, respectively.

        5.     Concentration of Credit Risk—Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade receivables. We encounter a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. Accounts receivable from our largest customer, CACI, totaled approximately $50,000 and $3.7 million, or 4% and 36%, of accounts receivable at June 30, 2008 and December 31, 2007, respectively. Accounts receivable from another client, the Navy, totaled $0.3 million and $3.7 million, or 23% and 37%, of accounts receivable at June 30, 2008 and December 31, 2007, respectively. Accounts receivable from another client, Amtrak, totaled $0.4 million and $1.3 million, or 31% and 12%, of accounts receivable at June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008, there was a $225,000 allowance assessed against receivables with the Navy and no allowances assessed against CACI and Amtrak. There were no reserves or allowances assessed against the receivables from CACI, the Navy or Amtrak as of December 31, 2007.

        6.     Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
	2008	2007
	(Unaudited) In thousands of dollars
Interest paid	$7	$4
Taxes paid	$1,088	$3,527
Non-cash investing activities:
Leasehold improvements	$—	$224

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        7.     Geographical Data—We operate in one industry segment and conduct our business primarily in North America with minimal activity in Asia/Pacific and Europe. During the second quarter of 2008, we closed our office in the Asia/Pacific region. We expect that any future business in that region will be handled out of our offices in North America. Information regarding these areas follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(Unaudited) In thousands of dollars
Revenue:
North America	$4,589	$13,926	$16,284	$28,832
Europe	789	32	1,532	32
Asia/Pacific	—	—	—	—

Total revenue	$5,378	$13,958	$17,816	$28,864

Gross profit:
North America	$1,908	$7,066	$7,789	$14,551
Europe	73	11	185	11
Asia/Pacific	—	—	—	—

Total gross profit	$1,981	$7,077	$7,974	$14,562

	June 30, 2008	December 31, 2007
Long-lived assets:
North America	$1,099	$1,254
Europe	—	—
Asia/Pacific	—	—

Total	$1,099	$1,254

        8.     Property and Equipment

	June 30, 2008	December 31, 2007
	(Unaudited) In thousands of dollars
Equipment	$1,044	$1,029
Furniture and fixtures	541	541
Leasehold improvements	977	982
Computer software	421	342

	2,983	2,894
Less accumulated depreciation and amortization	(1,884)	(1,640)

	$1,099	$1,254

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        9.     Stockholders' Equity

Options

        A summary of the status of our stock options to employees for the six months ended June 30, 2008 is presented below. As of June 30, 2008, there were no unvested stock options or remaining stock-based compensation costs related to outstanding stock options.

Common Option Shares	Shares	Weighted Average Exercise Price
	(Unaudited)
Outstanding at January 1, 2008	271,465	$8.95
Granted	—
Exercised	—
Forfeited	(72,384)	$9.28

Outstanding at June 30, 2008	199,081	$8.83
Options exercisable at June 30, 2008	199,081	$8.83
Weighted average life of outstanding options (years)		0.78

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

        Also in March 2008, we granted a performance share award entitling Mr. McGrath to receive up to 350,000 shares in the future if certain performance targets are satisfied, and a second performance share award entitling Mr. Steinberg to receive up to 380,000 shares in the future if certain performance targets are satisfied. Each of these awards was granted pursuant to the 2008 Omnibus Plan for Thomas Group, Inc., which was approved on June 26, 2008 at our 2008 Annual Meeting of Stockholders. Mr. McGrath becomes entitled to receive such shares in annual increments over a three year period if we meet certain profitability targets in such years. Mr. Steinberg becomes entitled to receive such shares in annual increments over a four year period if we meet certain profitability targets in such

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

years. A summary of the restricted stock award activity for the six months ended June 30, 2008 is presented below.

Restricted Stock	Shares
	(Unaudited)
Outstanding grants at January 1, 2008	530,000	(4)(5)
Awards granted(1)	880,000
Forfeited(2)	(416,667)
Vested(3)	(200,000)

Outstanding grants at June 30, 2008	793,333
Weighted average grant date fair value of restricted stock granted	$3.33
Weighted average life of outstanding awards (years)	9.92

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

(2)
During the second quarter of 2008, the holders of awards representing 410,000 fully restricted shares ceased to be employed by Thomas Group and all such 410,000 unvested fully restricted shares were forfeited without issuance. The additional 6,667 shares lapsed due to vesting criteria not being met.

(3)
Vested Shares are shares on which all restrictions have lapsed under the terms of the award and that have been issued to the holder and constitute outstanding common stock. A holder of Vested Shares has all rights, powers and privileges of a holder of unrestricted shares of Thomas Group common stock.

(4)
The 530,000 restricted shares indicated consist of (i) 430,000 fully restricted shares and (ii) 100,000 restricted shares that were classified as "Available Shares." The 430,000 fully restricted shares were subject to issuance if vesting conditions specified in the applicable award were satisfied.

(5)
Available Shares are issued upon the satisfaction of conditions specified in the related awards, but are not released to the holder until the satisfaction of certain additional vesting conditions. A holder of Available Shares has all rights, powers and privileges of a holder of unrestricted shares of Thomas Group common stock, including (in most cases) the right to receive distributions thereon except that such shares and any related distributions are not released to the holder until the date on which they become Vested Shares. During the second quarter of 2008, the holder of the award representing the 100,000 Available Shares ceased to be employed by Thomas Group under conditions that resulted in such shares becoming Vested Shares. As a result, these shares were delivered to the holder as unrestricted shares.

        For the six months ended June 30, 2008 we have recognized $0.6 million in stock based compensation expense. At June 30, 2008 there was approximately $2.4 million of stock based compensation costs related to unvested restricted stock awards to be recognized over an average vesting period of 3.2 years.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

        Income tax benefit of $824,000 for the six month period ended June 30, 2008 reflected an effective rate of 35%, compared to income tax expense of $2.2 million, or an effective rate of 37%, for the six month period ended June 30, 2007. We had no FIN 48 liabilities as of June 30, 2008 or December 31, 2007.

        During the second quarter of 2008, we received notice from the Internal Revenue Service ("IRS") that it is finalizing its review of our 2006 federal employment tax return and stock option practice review. During 2007, we reported that certain grants of stock options made during the period under investigation were priced below fair market value, rather than at fair market value. Consequently, certain grants intended to be classified as incentive stock options or "ISOs", requiring pricing at no less than fair market value on the date of grant, should have been classified as nonqualified stock options, or "NQs". Given the significant differences in the tax treatment between ISOs and NQs, we may have underreported or underwithheld certain payroll taxes for those options which were exercised during the period of review, August 1993 through December 2006, and therefore recorded an estimated tax liability of $0.1 million. Subsequent to June 30, 2008 we entered into a settlement agreement with the IRS and agreed to pay approximately $67,000 in employment taxes and withholding related to our stock option granting practices. This payment is considered as additional compensation for the named individuals. As such, the company will claim this expense as an adjustment to its 2006 corporate tax return. In connection with the 2006 audit, other than this adjustment, no material adjustments have been proposed. We do not anticipate any material impact on our financial statements as a result of the 2006 audit.

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

        For the six month periods ended June 30, 2008 and 2007, we had no borrowings or repayments on our credit facility and we had no outstanding balance on our credit facility as of June 30, 2008, or December 31, 2007. As of June 30, 2008 we were in compliance with our debt covenants.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

        During the first quarter of 2008, we established a written plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, which provides for the purchase of our common stock in support of our announced share repurchase program. After a waiting period, repurchases commenced on April 7, 2008. During the second quarter of 2008, 164,891 shares were repurchased under the Rule 10b5-1 Plan at an average market price of $2.59 per share or $2.63 per share, including commissions and fees. We are continuing to purchase shares under this repurchase program in the third quarter of 2008.

        13.   Recently Adopted Accounting Pronouncements—On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurement. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures regarding fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The adoption of this statement did not have a material effect on our reported financial position or results of operations.

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

 ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

"Safe Harbor" Statement Under The Private Securities Litigation Reform Act:

        Various sections contained or incorporated by reference in this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. Such statements may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "could,", "should", "may," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning. These statements are not historical facts or guarantees of future performance but instead represent only our belief at the time the statements were made regarding future events. In particular, statements under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including but not limited to statements regarding our expectations regarding the sufficiency of our liquidity sources and the expected impact of legal proceedings with which we may become involved. All forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties which may cause actual results and outcomes to differ materially from what we express or forecast in these forward-looking statements. In evaluating these statements, you should consider the risks and uncertainties discussed under Item 1A Risk Factors in this Quarterly Report on Form 10-Q and in of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

  •
  further disruption in our relationships with major customers;

  •
  difficulty in expanding our commercial sector business or rebuilding our governmental sector business;

  •
  an inability to successfully implement sufficient cost containment initiatives;

  •
  the competitive environment of the industry in which we operate;

  •
  customer acceptance of our product and service offerings; and

  •
  an inability to attract, hire, develop, train and retain experienced Resultants.

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
  delivery lead times;

  •
  operational and administrative productivity;

  •
  cost savings;

  •
  product yields;

  •
  inventory turns; and

  •
  return on assets.

        To deliver these solutions, we utilize our staff of professionals, whom we refer to as "Resultants™," who average over 20 years of business experience. To manage our client engagements, our Resultants often leverage our Process Value Management, or PVM, approach, which incorporates our proprietary Total Cycle Time®, or TCT®, methodology along with other industry accepted process improvement methodologies. PVM is used to manage client engagements, identify process inefficiencies and implement change within our clients in order to achieve a total transformation to what we refer to as the "Process Managed Enterprise." A Process Managed Enterprise is one in which management focus and systems are centered on customers and managed around processes.

        In addition, we have supplemented our Process Value Management methodology with new tools that enable us to offer enhanced value to our clients in less time. Some of the other new offerings we provide to facilitate our clients' improvement include:

  •
  OpTTMize™—which focuses on improving time to market and reducing costs in new product development;

  •
  Asset Productivity—which focuses on reducing the fixed costs of the business with improved throughput;

  •
  Maintenance Effectiveness—which is designed to improve productivity and reduce costs of large scale maintenance operations;

  •
  Sales and Operations Planning—which is designed to improve the productivity of the business through coordination of the sales and production operations to achieve enhanced shareholder value;

  •
  Strategic Procurement—which is designed to improve the procurement process, reduce costs, and improve shareholder value;

  •
  Lean & Six-Sigma productivity tools—which are utilized to implement sustainable strategic improvements in operations; and

  •
  Strategic Training—which is designed to assist organizations in implementing transformational change.

        Historically, most of our clients have been large, diversified commercial or government enterprises in North America, Europe, and Asia. During the last four years, however, our engagements have involved primarily various government entities, principally the United States Navy. We have also served international clients in previous years from our former offices in Switzerland, Sweden, Germany, Singapore, China and Hong Kong. Currently, we are focused on delivering our solutions in North

America. In some instances, we provide solutions to the same organization under separate contractual arrangements. While we believe our methodologies are applicable to any industry, we have developed a significant amount of subject-matter expertise relevant to specific industries, including automotive, aviation, distribution, government, including the military services, healthcare, manufacturing, semiconductor, textiles and transportation. Additional information related to our customer relationships and challenges arising from the recent expiration of contracts that accounted for approximately 85% of our revenue in 2007 is discussed below under the heading "Significant Contract Expirations and Related Recovery Plan."

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

        Fixed fee revenue is recognized on the proportional performance model (which approximates the percentage completion method), based on direct labor hours expended and, when applicable, the completed performance model. In order to calculate the completion ratio on a given project, time and effort to date are divided by the total estimated time and effort for the entire project. This ratio is then multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date. A few of our fixed fee contracts, primarily assessments, are recognized using the completed contract performance model as these contracts are generally one to six weeks in duration and conclude with a presentation or agreed upon deliverable to the clients' management. Revenues attributable to fixed fees were 48% and 31% of consolidated revenue for the three and six month periods ended June 30, 2008, respectively, and 7% and 8% of consolidated revenue for the three and six month periods ended June 30, 2007, respectively.

        Task-based fees are recognized as revenue when the relevant task is completed. Typically, task-based revenue recognition involves the delivery of a report, minutes or some other evidence of completion. Revenues attributable to task-based fees were 43% and 64% of consolidated revenue for the three and six month periods ended June 30, 2008 respectively, and 92% and 91% of consolidated revenue for the three and six month periods ended June 30, 2007, respectively.

        Incentive fees are tied to improvements in a variety of client performance measures typically involving cycle time, asset utilization and productivity. Incentive fee revenue is recognized in the period in which the related client improvements are achieved and we obtain the client's acceptance. Our incentive fee agreements with our clients define in advance the performance improvement standards that will form the basis for the payment of incentive fees. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, we obtain customer agreement to these achievements prior to recognizing revenue. Incentive fees are affected by our clients' business performance and prevailing economic conditions. We had no revenues attributable to incentive fees for each of the three and six month periods ended June 30, 2008 and 2007. As of June 30, 2008, we had two contractual arrangements which provide for potential incentive fees in the future.

        Reimbursement revenue represents our clients' repayment of mutually agreed upon travel expenses as incurred. All billable travel expenses are submitted to and approved by each client. Revenues attributable to reimbursements were 9% and 5% of consolidated revenue for the three and six month periods ended June 30, 2008, respectively, and 1% of consolidated revenue for each the three and six month periods ended June 30, 2007.

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

Significant Contract Expirations and Related Recovery Plan

        In the spring of 2007, we learned that the government was combining our largest two U.S. Navy programs, which accounted for approximately 85% of our revenue in 2007, into one contracting vehicle using a competitive request for proposal. In January 2008, we learned that we, and the team with which we were partnered, were not awarded the new contract. One of these contracts expired March 31, 2008 and the other expired April 30, 2008.

        In response to the loss of these material contracts with the U.S. Navy, we reduced our labor force by approximately one third during the second quarter of 2008, recruited a new management team, and reorganized to focus our marketing and delivery of services initially in six practice areas, representing Aerospace and Defense, Air Force, Army and Navy, Healthcare, Industrial, and Transportation and Logistics. Along with the new practice areas, we are broadening the solutions we provide to our clients and increasing our flexibility in the ways that we provide services to our clients. By reorganizing our management structure, and leveraging what we believe to be our strong brand recognition, we are striving to rebuild Thomas Group into a premier consulting organization providing strategic and operations advice to our clients and target markets.

        The reduction in staff that we implemented during the second quarter of 2008, although a cost containment measure, was not sufficient to ensure our profitability at our current level of revenues, as demonstrated by our financial results for the three month period ended June 30, 2008. We made a strategic decision to balance the need for reduction in cost with the need to be able to rebuild our business in the current year. This means that we currently have more Resultants on our payroll than can be supported by current revenue. We are using these additional personnel to develop new product offerings and tools that are intended to add additional revenue opportunities in each of our practice areas. We are also investing in training our Resultants to deliver these new service offerings.

        We have also implemented enhanced marketing, sales, and business development processes aimed at generating a more robust sales pipeline that we expect ultimately to result in increasing revenue in future periods.

        Although we have seen some early indications of positive results from these efforts, these are not quick "fixes" that will result in a short-term return to profitability. We continue to manage aggressively to return to profitability, although there can be no assurances when or if we will achieve this goal.

        As discussed below under the heading "Liquidity and Capital Resources," we have a strong working capital position as well as an unused line of credit. Management continues to believe that these combined resources should be sufficient to allow us to return to profitability if our efforts outlined above are successful.

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

         Revenue Recognition—Revenue is recognized when realizable and earned, generally as services and solutions are provided over the life of a contract. Fixed fee revenue is recognized using a proportional performance model (which approximates the percentage completion method), based on direct labor hours expended and, when applicable, the completed performance model. Task-based, or deliverable-based, fees are recognized when the relevant task or deliverable is completed. Incentive fee revenue is recognized in the period in which the related improvements are achieved and the client has agreed that performance improvements have in fact been achieved. Our incentive fee agreements with our clients define in advance the performance improvement standards that will form the basis of our incentive fees earned.

         Unbilled Receivables—Although fixed fee revenue recognition generally coincides with billings, as an accommodation to our clients, we may structure fee billings in a different pattern. In such instances, amounts collectible for services provided but not yet billed are represented in unbilled receivables.

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

        In addition to timing differences arising from operating assets and liabilities, we also record deferred tax assets for the tax benefits of net operating losses and foreign tax credits. For United States federal tax purposes, at December 31, 2002, we had net operating loss ("NOL") carryovers of approximately $4.2 million. Under the Section 382 limitation, discussed below, $0.7 million was used to offset United States taxable income in 2003. In 2004, $0.2 million expired under Section 382, but $8.1 million in United States net operating loss was generated, resulting in a balance of $11.4 million at December 31, 2004. In 2005, we used $8.1 million of the net operating loss to offset United States taxable income and used $0.2 million of the net operating loss carryforward limited under Section 382, resulting in a net operating loss carryforward balance of $3.1 million at December 31, 2005. In each of fiscal years 2006 and 2007, we used $0.2 million of the net operating loss carryforward balance, resulting in a $2.9 million and $2.8 million balance at December 31, 2006 and December 31, 2007, respectively. As of June 30, 2008, we had a $2.8 million NOL balance.

        In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2006, however, we determined that a deferred tax asset valuation allowance was appropriate on only approximately $117,000 of the NOL carryforward, due to annual limitations under Section 382. Therefore, we removed $1.8 million of the deferred tax asset valuation allowance. As of June 30, 2008 and December 31, 2007, our deferred tax asset valuation allowance was approximately $117,000. We continue to assess our need for a valuation allowance against our current NOL balances. While we reported a loss for the six months ended June 30, 2008, do not believe, based on future expectations, that an additional valuation allowance is needed at this time.

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

        We also follow the guidance under FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. In addition, FIN 48 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. An income tax penalty is recognized as expense when the tax position does not meet the minimum statutory threshold to avoid the imposition of a penalty. As of June 30, 2008 we did not have any FIN 48 liabilities or associated interest.

        During the second quarter of 2008 we received notice from the Internal Revenue Service ("IRS") that it is finalizing its review of our 2006 federal employment tax return and stock option practice review. During 2007, we reported that certain grants of stock options made during the period under investigation were priced below fair market value, rather than at fair market value. Consequently, certain grants intended to be classified as incentive stock options or "ISOs", requiring pricing at no less than fair market value on the date of grant, should have been classified as nonqualified stock options, or "NQs". Given the significant differences in the tax treatment between ISOs and NQs, we may have underreported or underwithheld certain payroll taxes for those options which were exercised during the period of review, August 1993 through December 2006, and therefore recorded an estimated tax liability of $0.1 million. Subsequent to June 30, 2008 we entered into a settlement arrangement with the IRS and agreed to pay approximately $67,000 in employment taxes and withholding related to our stock option granting practices. This payment is considered as additional compensation for the named individuals. As such, the company will claim this expense as an adjustment to its 2006 corporate tax return. In connection with the 2006 audit, other than this adjustment, no material adjustments have been proposed. We do not anticipate any material impact on our financial statements as a result of the 2006 audit.

         Stock based compensation—We account for stock based compensation arrangements in accordance with the provisions of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS No. 123(R) requires us to measure all stock based compensation awards at the grant date using a fair value method and to record expense in the financial statements over the requisite service period of the award. We estimate the fair value of options using the Black Sholes method, which considers a risk-free interest rate, volatility, expected life, forfeitures, and dividend rates. We use the U.S. 10-year Treasury Bond yield to estimate the risk-free interest rate; and, our estimate of volatility is based on our historical stock price for a period of at least or equal to the expected life of award. Our estimate of forfeitures considers the term of the awards granted and historical forfeiture experience and our estimate of the expected life of awards is based on the anticipated time the award is held. The restricted stock awards and performance share awards are valued on the date of grant using the closing price of our common stock on the Nasdeq Global Market on that date.

         Recently Adopted Accounting Pronouncements—On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurement. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures regarding fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The adoption of this statement did not have a material effect on our reported financial position or results of operations.

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

        On June 20, 2008, the Securities and Exchange Commission issued a press release announcing the approval of a one-year extension of the date by which smaller public companies must comply with the 404(b) auditor attestation requirements of internal control over financial reporting. We will now be required to comply with Section 404(b) in our annual reports for fiscal years ending on or after December 15, 2009.

Results of Operations

        The following table sets forth the percentages which the identified items in our condensed consolidated statements of operations bear to revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.2%	49.3%	55.2%	49.6%

Gross profit	36.8%	50.7%	44.8%	50.4%
Selling, general and administrative	92.9%	30.9%	59.1%	31.0%

Operating income (loss)	(56.1)%	19.8%	(14.3)%	19.4%
Interest income (expense), net	1.6%	1.0%	1.1%	0.8%

Income (loss) before income taxes	(54.5)%	20.8%	(13.2)%	20.2%
Income taxes	(19.3)%	7.3%	(4.6)%	7.5%

Net income (loss)	(35.2)%	13.5%	(8.6)%	12.7%

Three Month Period Ended June 30, 2008 Compared to the Three Month Period Ended June 30, 2007

         Revenue—In the second quarter of 2008, total revenues decreased $8.6 million, or 61%, to $5.4 million from $14.0 million in the second quarter of 2007. Task based revenue was $2.3 million, or 43% of revenue, in the second quarter of 2008, compared to $12.8 million, or 92% or revenue in the first quarter of 2007. Fixed fee revenue was $2.6 million, or 48% of revenue, in the second quarter of 2008, compared to $1.0 million, or 7% of revenue, in the first quarter of 2007. Reimbursement revenues were $0.5 million, or 9% of revenue in the second quarter of 2008 compared to $0.2 million, or 1% of revenue, in the second quarter of 2007. As of June 30, 2008, we had two active incentive fee based contracts.

        North America region revenue decreased $9.4 million, or 67%, to $4.6 million in the second quarter of 2008, compared to $14.0 million in the second quarter of 2007. The decrease in North America revenues for the second quarter of 2008 compared to the second quarter of 2007 is due primarily to a decrease in our government business, offset slightly by an increase in our commercial business. The decrease in task based revenue, which is associated with our government contracts, is due primarily to the ending of some of our U.S. Navy programs and our inability to expand our remaining U.S. Navy programs following the government's decision to consolidate these programs into a single contracting vehicle for which we were not named as a provider. The increase in fixed fee revenue, which is associated with our commercial contracts, is due primarily to having a larger volume of our commercial contracts, along with the contracts having a higher contract value for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Reimbursable revenues, which also are associated with our commercial contracts, increased due to the increases in commercial activity.

        We did not have any revenues from our Asia/Pacific region in the second quarters of 2008 and 2007. During the second quarter of 2008, we closed our office in the Asia/Pacific region.

        During the second quarter of 2008, we recorded $0.8 million in revenue from a client located in Europe, compared to $32,000 in the second quarter of 2007. Although we discontinued our European operations in 2006, we maintain a strategic relationship in Europe through which we may periodically obtain business.

         Gross Profit—Gross profit margins were 37% of revenue, or $2.0 million, in the second quarter of 2008, compared to 51%, or $7.1 million, in the second quarter of 2007. Costs of sales consists of direct labor, travel, and other direct costs incurred by our Resultants to provide services to our clients and to complete client related projects, including training. The decrease in gross profit margin, as a percentage of revenue, is attributable to lower utilization rates of our Resultants in the second quarter of 2008 related to a slowdown of our government programs.

         Selling, General and Administrative Expenses—Selling, general, and administrative expenses for the second quarter of 2008 were $5.0 million, compared to $4.3 million in the second quarter of 2007. The $0.7 million increase is primarily related to a $1.1 million increase in costs related primarily to individuals working on sales efforts, as compared to the prior year when a majority of these individuals were working on client projects, and $0.4 million in severance costs related to the reduction in our labor force during the second quarter of 2008, offset by a $0.3 decrease in the use of outside consultants and outside professional services, $0.2 million collection of a receivable written off in the first quarter of 2008, and a $0.3 million decline in other costs due to a decrease in activity and the number of resultants as compared to prior year.

         Sublease Losses—During 2007, the remaining rent reserve balance related to our Reston, Virginia office, was being amortized ratably against rent expense until the expiration of the lease on October 31, 2007.

Six Month Period Ended June 30, 2008 Compared to the Six Month Period Ended June 30, 2007

         Revenue—For the first half of 2008, total revenues decreased $11.1 million, or 38%, to $17.8 million from $28.9 million in the first half of 2007. Task based revenue was $11.4 million, or 64% of revenue, in the first half of 2008, compared to $26.1 million, or 91% or revenue in the first half of 2007. Fixed fee revenue was $5.5 million, or 31% of revenue, in the first half of 2008, compared to $2.4 million, or 8% of revenue, in the first half of 2007. Reimbursement revenues were $0.9 million, or 5% of revenue in the first half of 2008 compared to $0.4 million, or 1% of revenue, in the first half of 2007.

        North America region revenue decreased $12.3 million, or 43%, to $16.3 million in the first half of 2008, compared to $28.9 million in the first half of 2007. The decrease in North America revenues for the first half of 2008 compared to the first half of 2007 is due primarily to a decrease in our government business, offset by an increase in our commercial business. The decrease in task based revenue, which is associated with our government contracts, is due primarily to the natural ending of our U.S. Navy programs and our inability to expand our remaining U.S. Navy programs following the government's decision to consolidate these programs into a single contracting vehicle for which we were not named as a provider. The increase in fixed fee revenue, which is associated with our commercial contracts, is due primarily to our commercial contracts having a higher contract value for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Reimbursable revenues, which also are associated with our commercial contracts, increased due to the increases in commercial activity.

        We did not have any revenues from our Asia/Pacific region in the first half of 2008 and 2007. During the second quarter of 2008, we closed our office in the Asia region.

        During the first half of 2008, we recorded $1.5 million in revenue from a client located in Europe, compared to $32,000 in the first half of 2007. Although we discontinued our Europe operations in 2006, we maintain a strategic relationship in Europe through which we may periodically obtain business.

         Gross Profit—Gross profit margins were 45% of revenue, or $8.0 million, in the first half of 2008, compared to 50%, or $14.6 million, in the first half of 2007. Costs of sales consists of direct labor, travel, and other direct costs incurred by our Resultants to provide services to our clients and to complete client related projects, including training. The decrease in gross profit margin, as a percentage of revenue, is attributable to lower utilization rates of our Resultants in the first half of 2008 related to a slowdown of our government programs.

         Selling, General and Administrative Expenses—Selling, general, and administrative expenses for the first half of 2008 were $10.5 million, compared to $9.0 million in the first half of 2007. The $1.5 million increase is primarily related to a $1.2 million increase in costs related primarily to individuals working on sales efforts, as compared to the prior year when a majority of these individuals were working on client projects, $0.5 million increase in stock based compensation, $0.4 million in severance costs related to the reduction in our labor force during the second quarter of 2008, $0.2 million increase in recruiting costs, and a $0.2 million increase in bad debt allowance, offset by a $0.6 million decrease in professional expenses related primarily to the review of our historical stock option practices in the first half of 2007, a $0.2 million decrease in consultants used related to the decrease in activity, and a $0.2 million decline in other costs due to a decrease in activity and the number of resultants as compared to prior year.

Liquidity and Capital Resources

        Our cash and cash equivalents increased by $2.4 million during the first six months of 2008. At June 30, 2008, we had cash and cash equivalents of $14.4 million compared with cash and cash equivalents of $12.0 million at December 31, 2007. In addition, at both dates we had unused capacity of $5.5 million available under our senior secured revolving credit facility. At June 30, 2007, we had cash and cash equivalents of $10.1 million. The major components of our liquidity and capital resources are described below.

         Cash Flows from Operating Activities—Operating activities provided net cash of $4.3 million in the first six months of 2008, compared to $4.9 million in the first six months of 2007. This decrease is due primarily to a decrease in our accrued liabilities, resulting from the payment of our dividends outstanding at December 31, 2007, offset by the increased collection of our accounts receivable balance, as compared to prior year.

         Cash Flows Used In Investing Activities—We used $89,000 in cash for investing activities during the first six months of 2008 related to the purchase of new computers and software, compared to $818,000 used for investing activities in the first six months of 2007 related primarily to improvements and expansion of our Dallas training facility.

         Cash Flows Used In Financing Activities—We used $1.8 million for financing activities during the first six months of 2008 related to the $1.2 million payment of dividends, the $0.4 million purchase of stock under our stock repurchase plan, and the $0.2 million net tax effect of stock issuances, compared to $2.5 million used in financing activities in the first six months of 2007, consisting primarily of $0.3 million for the net tax effect of stock issuances and $2.2 million for the payment of dividends.

        During the second quarter of 2008, we announced a reduction in force affecting approximately one-third of our employees as a part of a restructuring plan approved by our board of directors. We recorded a charge of approximately $240,000, net of tax effects, for one-time termination benefits related to employee severance and other benefits in our second quarter 2008 operating results. We estimate that these activities will eliminate approximately $6.0 million of our annualized operating costs. No other charges are expected as a result of these actions. We paid the one-time termination benefits in the second quarter of 2008 out of cash from operations.

        On March 6, 2008 our Board of Directors reaffirmed our previously existing stock repurchase program and authorized the repurchase of shares of our common stock. At that time a total of 505,450 shares representing approximately 5% of our outstanding shares remained subject to repurchase under the stock repurchase program. On March 6, 2008 we entered into a Rule 10b5-1 repurchase plan to establish a systematic program authorizing a stockbroker to execute repurchases in accordance with the terms of the Rule 10b5-1 plan. After a waiting period, repurchases commenced on April 7, 2008. During the second quarter of 2008 164,981 shares were repurchased under the Rule 10b5-1 plan at an average market price of $2.59 per share or $2.63 per share including commissions and fees. We are continuing to purchase shares under this repurchase program in the third quarter of 2008.

         $5.5 million Credit Facility with JPMorgan Chase Bank, N.A.—On December 15, 2006, we entered into a credit agreement with JPMorgan Chase Bank, N.A. The senior secured revolving credit facility will be used as needed for ongoing working capital needs and general corporate purposes. At June 30, 2008 and December 31, 2007, no amounts were outstanding under this credit facility. This credit facility will mature on March 31, 2009, at which time it will terminate and any outstanding amounts will be due and payable. The obligations under the senior secured revolving credit facility are secured by first priority liens on all of our accounts and proceeds thereof.

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

        Each of the following would be an event of default under the senior secured revolving credit facility:

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

        As of June 30, 2008, we are not in default under any of the covenants of this credit agreement.

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

        As of June 30, 2008, we had no material commitments for capital expenditures or off-balance sheet arrangements.

         Additional Cash Flow Information—As previously disclosed in our filings with the Securities and Exchange Commission and elsewhere in this quarterly report on Form 10-Q, in the second quarter of 2008 we ceased providing services under two government programs that accounted for approximately 85% of our revenue in 2007. The impact of these contract expirations, in conjunction with not having new customer contracts sufficient to replace the associated revenue, has caused us to experience losses for the first six months of 2008. Based on current internal estimates, we believe that our cash balances, together with cash generated from operations and available borrowings under our senior secured revolving credit facility, should be sufficient to provide adequate funds for our operating needs for the next twelve months.

        We have limited fixed costs, such as the rent of our corporate offices in Irving, Texas. A large percentage of our costs are variable and dependent on the number of people we employ. The majority of our cash expenditures are used to pay the salaries and benefits of our employees, to train our employees, to conduct sales efforts to obtain new contracts, and to pay general office expenditures that are necessary to run our business appropriately.

        If our current internal estimates for the net use of cash prove incorrect, we may need to undertake additional actions to obtain adequate cash to operate our business. These actions could include initiating further cost reduction efforts or delaying capital expenditures, and seeking additional debt or equity capital. Our ability to execute any of these strategies could be significantly impacted by numerous factors, including changes in the economic or business environment, financial market volatility and the performance of our business. We must carefully and constantly continue to monitor our progress against these estimates.

        We have implemented enhanced marketing, sales, and business development processes aimed at generating a more robust sales pipeline that we expect ultimately to result in increasing our cash flow in future periods. Although we have seen some early indications of positive results from these efforts, these are not quick 'fixes' that will result in a short-term return to profitability. We continue to manage aggressively to return to profitability, although there can be no assurances when or if we will achieve this goal.

         Inflation—Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the six month periods ended June 30, 2008 or 2007. However, there can be no assurance our business will not be affected by inflation in the future.

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

ITEM 4—Controls and Procedures

        Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, Earle Steinberg, our President and Chief Executive Officer, and Frank Tilley, our Vice President and Interim Chief Financial Officer, have concluded that, as of June 30, 2008, in their judgment, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us, including our subsidiaries, in the reports we file, or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        There were no changes in our internal controls over financial reporting during Thomas Group's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

        During the second quarter of 2008 we received notice from the Internal Revenue Service ("IRS") that it is finalizing its review of our 2006 federal employment tax return and stock option practice review. During 2007, we reported that certain grants of stock options made during the period under investigation were priced below fair market value, rather than at fair market value. Consequently, certain grants intended to be classified as incentive stock options or "ISOs", requiring pricing at no less than fair market value on the date of grant, should have been classified as nonqualified stock options, or "NQs". Given the significant differences in the tax treatment between ISOs and NQs, we may have underreported or underwithheld certain payroll taxes for those options which were exercised during the period of review, August 1993 through December 2006, and therefore recorded an estimated tax liability of $0.1 million. Subsequent to June 30, 2008 we entered into a settlement agreement with the IRS and agreed to pay approximately $67,000 in employment taxes and withholding related to our stock option granting practices. This payment is considered as additional compensation for the named individuals. As such, the company will claim this expense as an adjustment to its 2006 corporate tax return. In connection with the 2006 audit, other than this adjustment, no material adjustments have been proposed. We do not anticipate any material impact on our financial statements as a result of the 2006 audit.

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

ITEM 1A—Risk Factors

A failure to replace lost client relationships will have a material adverse effect on our results of operations.

        In January 2008, we learned that we had not been awarded a competitive request for proposal for work with the U.S. Navy which accounted for approximately 85% of our revenue in 2007. During the second quarter of 2008, the contracts for this business expired. We expect that our revenue for 2008 will decrease significantly as compared to 2007. In response to the loss of these contracts, we have implemented cost-containment initiatives, reorganized our management structures, enhanced our product and service offerings and implemented enhanced business development processes. If we are unable to develop significant new client relationships and generate increased revenue from new consulting engagements, our recovery will be adversely affected.

A significant or prolonged economic downturn could have a material adverse effect on our results of operations.

        Our results of operations are affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets they serve. Budgets for consulting services typically decrease during times of adverse economic conditions. A decline in the level of business activity of our clients could affect our ability to secure new client engagements, increase the likelihood of existing client engagement contract cancellations and reduce our utilization rates, which would have a material adverse impact on our ability to generate revenue and our operating results. It is currently unclear what effect the current economic downturn will have on our business and results of operations. It is possible that the current economic downturn could cause some clients to reduce or defer their expenditures for consulting services. We have implemented and will continue to implement cost-savings initiatives to manage our expenses as a percentage of revenue; however, current and future savings initiatives may not be sufficient to maintain our margins if the economic environment should weaken for a prolonged period.

Our current cash resources might not be sufficient to meet our expected cash needs over time. We continue to believe that our cash balances, together with cash generated from operating activities and available borrowings under our senior secured credit facility, will be sufficient to provide adequate funds for our anticipated internal growth and operating needs. However, if we cannot consistently generate sufficient positive cash flows from operating activities to fund our needs, our business, financial condition and results of operations could be materially and adversely affected.

        During the first half of 2008, we have experienced net losses. If we cannot consistently generate sufficient positive cash flows from operating activities, we will need to meet operating shortfalls with existing cash on hand, avail ourselves of the capital or credit markets or implement or seek alternative strategies. These alternative strategies could include seeking improvements in working capital management, reducing or delaying capital expenditures and seeking additional debt or equity capital. There can be no assurances that existing cash will be sufficient, we will have timely access to the capital or credit markets or that any of these strategies can be implemented on satisfactory terms, on a timely basis, or at all.

If we do not maintain compliance with the listing requirements of the NASDAQ Global Market, our common stock could be delisted, which could, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

        Our securities could be delisted in the future if we do not maintain compliance with applicable listing requirements. If our securities are delisted from the NASDAQ Global Market and we are unable to satisfy the listing requirements of the NASDAQ Capital Market, our securities would subsequently be transferred to the National Quotation Service Bureau, or "Pink Sheets." The trading of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock on the Pink Sheets will materially adversely affect our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Securities that trade on the Pink Sheets are no longer eligible for margin loans, and a company trading on the Pink Sheets cannot avail itself of federal preemption of state securities or "blue sky" laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. If our securities are delisted in the future and transferred to the Pink Sheets, there may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees.

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

        The following table details our repurchases of shares of our common stock during the three months ended June 30, 2008:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Average Price Per Share, Including Commissions		Shares that May Yet be Purchased Under the Plans or Programs
April 1 – 30, 2008	96,729		$2.59		408,721
May 1 – 31, 2008	38,900		$2.80		369,821
June 1 – 30, 2008(1)	36,362	(1)	$2.49	(1)	333,459
Total	171,991		$2.62

(1)
During June 2008, we repurchased a total 36,362 shares at an average price of $2.49 per share. As of June 30, 2008, transactions to purchase 7,100 of these shares were not yet settled and these shares are still included as shares outstanding as of June 30, 2008. We purchased these shares with our cash from operations.

ITEM 3—Defaults Upon Senior Securities

        None.

ITEM 4—Submission of Matters to a Vote of Security Holders

        On June 26, 2008, we held our Annual Meeting of Stockholders. A total of 10,564,961 shares out of 11,239,665 shares outstanding were represented in person or by proxy at the meeting. At the Annual Meeting, the following matters were addressed:

          (1)   Michael E. McGrath, John T. Chain, Jr., Edward P. Evans, Dorsey R. Gardner, and David B. Mathis were elected as directors to serve for a one-year term until the 2009 Annual Meeting. Voting results for these nominees are summarized below:

	Number of Shares
	For	Withheld	Broker Non-Votes
Michael E. McGrath	10,310,109	254,852	—
John T. Chain, Jr.	10,309,797	255,164	—
Edward P. Evans	9,995,976	568,985	—
Dorsey R. Gardner	10,040,949	524,012	—
David B. Mathis	10,373,909	191,052	—

          (2)   Stockholders approved, adopted, and ratified the appointment of Hein & Associates LLP as the Company's independent registered public accounting firm for fiscal year 2008 as set forth in Proposal 2 of the Thomas Group Proxy Statement dated April 30, 2008. Voting results are summarized as follows:

Number of Shares
For	Against	Abstained
10,425,906	136,329	2,726

          (3)   Stockholders ratified the 2008 Omnibus Stock and Incentive Plan for Thomas Group, Inc., as set forth in Proposal 3 of the Thomas Group Proxy Statement dated April 29, 2008. Voting results are summarized as follows:

Number of Shares
For	Against	Abstained	Non Votes
8,122,056	820,193	20,894	1,601,818

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

THOMAS GROUP, INC. Registrant
July 25, 2008 Date	/s/ EARLE STEINBERG Earle Steinberg President and Chief Executive Officer

Thomas Group, Inc.
Form
Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Thomas Group filed July 10, 1998, with the State of Delaware Office of the Secretary of State (filed as Exhibit 3.1 to the Thomas Group Annual Report on Form 10-K405 for the year ended December 31, 1998 and incorporated herein by reference).
3.2	Amended and Restated By-Laws dated May 30, 2001 (filed as Exhibit 3.2 to the Thomas Group Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.