Form 10-Q
period 2008-09-30
THOMAS GROUP INC
filed 2008-11-12
CIK 900017

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

        As of October 31, 2008, there were 10,802,607 shares of the registrant's common stock outstanding.

THOMAS GROUP, INC.

 PART I. FINANCIAL INFORMATION

ITEM 1—Financial Statements

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$10,806	$11,990
Trade accounts receivable, net of allowance of $236 and $45 at September 30, 2008 and December 31, 2007, respectively	1,416	9,487
Unbilled receivables	696	271
Deferred tax asset, current, net of allowance of $28 and $45 at September 30, 2008 and December 31, 2007, respectively	442	717
Income tax receivable	3,810	866
Other current assets	405	149

Total Current Assets	17,575	23,480
Property and equipment, net of accumulated depreciation of $2,011 and $1,640 at September 30, 2008 and December 31, 2007, respectively	982	1,254
Deferred tax asset, net of allowance of $89 and $72 at September 30, 2008 and December 31, 2007, respectively	1,202	1,155
Other assets	35	50

	$19,794	$25,939

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,350	$1,502
Accrued wages and benefits	872	1,492
Income taxes payable	38	—
Dividends payable	—	1,163

Total Current Liabilities	2,260	4,157
Other long-term obligations	211	238

Total Liabilities	2,471	4,395
Commitments and Contingencies
Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 13,793,541 and 13,593,541 shares issued and 10,890,554 and 11,039,655 shares outstanding at September 30, 2008 and December 31, 2007, respectively	$138	$136
Additional paid-in capital	31,256	30,826
Retained earnings	9,228	13,041
Treasury stock, 2,902,987 and 2,553,876 shares at September 30, 2008 and December 31, 2007, respectively, at cost	(23,299)	(22,459)

Total Stockholders' Equity	17,323	21,544

	$19,794	$25,939

See accompanying notes to unaudited condensed consolidated financial statements

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Consulting revenue before reimbursements	$3,392	$13,387	$20,313	$41,878
Reimbursements	440	83	1,334	456

Total revenue	3,832	13,470	21,647	42,334

Cost of sales before reimbursable expenses	2,298	6,290	11,246	20,219
Reimbursable expenses	440	83	1,334	456

Total cost of sales	2,738	6,373	12,580	20,675

Gross profit	1,094	7,097	9,067	21,659
Selling, general and administrative	4,365	4,199	14,892	13,173

Operating income (loss)	(3,271)	2,898	(5,825)	8,486
Interest income, net	56	140	258	386

Income (loss) from operations before income taxes	(3,215)	3,038	(5,567)	8,872
Income taxes	(930)	1,117	(1,755)	3,271

Net income (loss)	$(2,285)	$1,921	$(3,812)	$5,601

Earnings (loss) per share:
Basic	$(0.21)	$0.17	$(0.35)	$0.51
Diluted	(0.21)	$0.17	(0.35)	$0.50
Weighted average shares:
Basic	10,973	11,039	11,040	10,974
Diluted	11,187	11,121	11,294	11,201
Dividends declared per common share:	$0.00	$0.10	$0.00	$0.30

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$(3,812)	$5,601
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	370	316
Amortization	14	14
Loss on disposal of assets	—	18
Foreign currency translation loss	(12)
Stock based compensation expense	871	153
Bad debt expense	220	—
Decrease in defered tax asset	229	—
Other	(6)	—
Change in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	7,883	2,461
(Increase) decrease in unbilled receivables	(425)	297
(Increase) decrease in income tax receivable	(2,002)	—
(Increase) decrease in other assets	(257)	(654)
Increase (decrease) in accounts payable and accrued liabilities	(1,128)	(738)
Increase (decrease) in other liabilites	(3)	—
Increase (decrease) in income taxes payable	(904)	(639)

Net cash provided by operating activities	1,038	6,829
Cash Flows From Investing Activities:
Proceeds from sale of assets	—	13
Capital expenditures	(99)	(879)

Net cash used in investing activities	(99)	(866)
Cash Flows From Financing Activities:
Payment for common stock repurchased	(779)	—
Issuance of common stock	—	1
Exercise of stock options and restricted stock	—	(461)
Dividends paid	(1,163)	(3,291)
Tax effect of option exercises	(187)	(151)

Net cash used in financing activities	(2,129)	(3,902)

Effect of exchange rate changes on cash	6	—

Net change in cash	(1,184)	2,061
Cash and cash equivalents
Beginning of period	11,990	8,484

End of period	$10,806	$10,545

See accompanying notes to unaudited condensed consolidated financial statements.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

        1.     Basis of Presentation—The unaudited condensed consolidated financial statements of Thomas Group, Inc. include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of Thomas Group for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Thomas Group Form 10-K for the 2007 fiscal year, filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results of operations for the entire year ending December 31, 2008. Certain amounts from prior periods have been reclassified to conform to the 2008 presentation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited) In thousands, except per share data
Numerator:
Net income (loss)	$(2,285)	$1,921	$(3,812)	$5,601

Denominator:
Weighted average shares outstanding:
Basic	10,973	11,039	11,040	10,974
Effect of dilutive securities:
Common stock options	7	16	8	45
Restricted stock awards expected to vest	207	66	246	182

Diluted	11,187	11,121	11,294	11,201

Earnings (loss) per share:
Basic	$(0.21)	$0.17	$(0.35)	$0.51
Diluted	(0.21)	$0.17	(0.35)	$0.50

        Diluted Earnings per share is the same as Basic Earnings (loss) per share for the three and nine month periods ended September 30, 2008 as the effect of outstanding options and unvested restricted stock would have been antidilutive due to the net loss.

        Stock options outstanding that are not included in the diluted earnings per share computation due to the antidilutive effects were approximately 86,000 for the three and nine months ended September 30, 2008 and 82,000 and 27,000 for the three and nine months ended September 30, 2007. Such options are excluded because their exercise prices exceed the average market value of Thomas Group's common stock for the period.

        3.     Stock Based Compensation—Options to purchase shares of Thomas Group common stock have been granted to directors, officers and employees. The majority of the options granted become exercisable at the rate of 33% per year and generally expire ten years after the date of grant. At

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

September 30, 2008, options to purchase 85,932 shares of our common stock were outstanding and exercisable. We have not issued any stock options since January 2003.

        Since the adoption of our 2005 Omnibus Stock and Incentive Plan (the "2005 Omnibus Plan"), we have granted our employees restricted stock awards representing 880,000 shares of our common stock pursuant to that plan. As of September 30, 2008, awards representing 63,333 shares remained outstanding and subject to restrictions. The remaining 816,667 shares covered by such awards had either vested or been forfeited by the award holders according to the terms of the respective awards. At September 30, 2008, 603,333 shares remain authorized and available for grant under the 2005 Omnibus Plan. The 2005 Omnibus Plan will terminate on December 20, 2015.

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

        4.     Significant Clients—For the three months ended September 30, 2008, we had two clients who each accounted for more than 10% of our revenue compared to two clients for the same period in 2007. For the nine months ended September 30, 2008, we had four clients who each accounted for

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

more than 10% of our revenue compared to two clients for the same period in 2007. The revenue (in dollars and as a percentage of total revenue) from such significant clients is set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	Revenue ($thousands)		Revenue ($thousands)
Client A	$757	$—	$2,289	$—
Client B	$743	$—	$1,243	$—
Client C	$342	$460	$3,128	$1,953
Client D	$94	$5,743	$6,787	$17,644
Client E	$—	$6,136	$4,205	$19,601

	% of Revenue		% of Revenue
Client A	20%	0%	11%	0%
Client B	19%	0%	6%	0%
Client C	9%	3%	14%	5%
Client D	2%	43%	31%	42%
Client E	0%	46%	19%	46%

        5.     Concentration of Credit Risk—Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade receivables. We encounter a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. The trade receivables (in dollars and as a percentage of total revenue) from such significant customers are set forth below:

	September 30, 2008		December 31, 2007
	$thousands	% of AR	$thousands	% of AR
Client A	$546	25%	$—	0%
Client B	$376	18%	$—	0%
Client C	$34	2%	$1,258	12%
Client D	$34	2%	$3,683	36%
Client E	$—	0%	$3,720	37%

        As of September 30, 2008, allowances assessed against trade receivables were $0.2 million compared to $0.05 million at December 31, 2007.

        6.     Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
	2008	2007
	(Unaudited) In thousands of dollars
Interest paid	$10	$8
Taxes paid	$1,128	$4,578
Non-cash investing activities:
Leasehold improvements	$—	$225

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        7.     Geographical Data—We operate in one industry segment and conduct our business primarily in North America and Europe. During the second quarter of 2008, we closed our office in the Asia/Pacific region. We expect that any future business in that region will be handled out of our offices in North America. Information regarding these areas follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited) In thousand of dollars
Revenue:
North America	$2,852	$13,434	$19,136	$42,266
Europe	980	12	2,511	44
Asia/Pacific	—	24	—	24

Total revenue	$3,832	$13,470	$21,647	$42,334

Gross profit:
North America	$848	$7,074	$8,637	$21,625
Europe	246	10	430	21
Asia/Pacific	—	13	—	13

Total gross profit	$1,094	$7,097	$9,067	$21,659

	September 30, 2008	December 31, 2007
Long-lived assets:
North America	$982	$1,254
Europe	—	—
Asia/Pacific	—	—

Total	$982	$1,254

        8.     Property and Equipment

	September 30, 2008	December 31, 2007
	(Unaudited) In thousand of dollars
Equipment	$1,044	$1,029
Furniture and fixtures	541	541
Leasehold improvements	977	982
Computer software	431	342

	2,993	2,894
Less accumulated depreciation and amortization	(2,011)	(1,640)

	$982	$1,254

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        9.     Stockholders' Equity

Options

        A summary of the status of our stock options to employees for the nine months ended September 30, 2008 is presented below. As of September 30, 2008, there were no unvested stock options or remaining stock-based compensation costs related to outstanding stock options.

Common Option Shares	Shares	Weighted Average Exercise Price
	(Unaudited)
Outstanding at January 1, 2008	271,465	$8.95
Granted	—
Exercised	—
Forfeited	(185,533)	$9.38

Outstanding at September 30, 2008	85,932	$8.03
Options exercisable at September 30, 2008	85,932	$8.03
Weighted average life of outstanding options (years)		0.78

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

        Also in March 2008, we granted a performance share award entitling Mr. McGrath to receive up to 350,000 shares in the future if certain performance targets are satisfied, and a second performance share award entitling Mr. Steinberg to receive up to 380,000 shares in the future if certain performance targets are satisfied. Each of these awards was granted pursuant to the 2008 Omnibus Plan, which was approved on June 26, 2008 at our 2008 Annual Meeting of Stockholders. Mr. McGrath becomes entitled to receive such shares in annual increments over a three year period if we meet certain profitability targets in such years. Mr. Steinberg becomes entitled to receive such shares in annual

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

increments over a four year period if we meet certain profitability targets in such years. A summary of the restricted stock award activity for the nine months ended September 30, 2008 is presented below.

Restricted Stock	Shares
	(Unaudited)
Outstanding grants at January 1, 2008	530,000	(4)(5)
Awards granted (1)	880,000
Forfeited (2)	(416,667)
Vested (3)	(200,000)

Outstanding grants at September 30, 2008	793,333
Weighted average grant date fair value of restricted stock granted	$3.33
Weighted average life of outstanding awards (years)	9.42

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

        At September 30, 2008 there was approximately $2.2 million of stock based compensation costs related to unvested restricted stock awards to be recognized over an average vesting period of 2.7 years.

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

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        Income tax benefit of $1.8 million for the nine month period ended September 30, 2008 reflected an effective rate of 32%, compared to income tax expense of $3.3 million, or an effective rate of 37%, for the nine month period ended September 30, 2007. We had no FIN 48 liabilities as of September 30, 2008 or December 31, 2007.

        During the second quarter of 2008, we received notice from the Internal Revenue Service ("IRS") that it is finalizing its review of our 2006 federal employment tax return and stock option practice review. During 2007, we reported that certain grants of stock options made during the period under investigation were priced below fair market value, rather than at fair market value. Consequently, certain grants intended to be classified as incentive stock options or "ISOs", requiring pricing at no less than fair market value on the date of grant, should have been classified as nonqualified stock options, or "NSOs". Given the significant differences in the tax treatment between ISOs and NSOs, we may have underreported or underwithheld certain payroll taxes for those options which were exercised during the period of review, August 1993 through December 2006, and therefore recorded an estimated tax liability of $0.1 million. In the third quarter of 2008 we entered into a settlement agreement with the IRS and paid $68,000 in employment taxes and withholding related to our stock option granting practices. This payment is considered as additional compensation for the named individuals. We were also required to report additional income to certain employees. As such, we claimed additional expense as an adjustment to our 2006 corporate tax return and claimed a tax refund of $51,365, which was received after the end of the third quarter of 2008. In connection with this 2006 audit, other than this adjustment, no material adjustments have been proposed. We do not anticipate any further impact on our financial statements as a result of this 2006 audit.

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

        For the nine month periods ended September 30, 2008 and 2007, we had no borrowings or repayments on our credit facility and we had no outstanding balance on our credit facility as of September 30, 2008, or December 31, 2007. As of September 30, 2008 we were in compliance with our debt covenants.

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

        On March 6, 2008, we announced that our Board of Directors authorized us to repurchase up to the remaining 505,450 shares from time to time, subject to market conditions. During the first quarter

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

of 2008, we established a written plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, which provides for the purchase of our common stock in support of our announced share repurchase program. After a waiting period, repurchases commenced on April 7, 2008. Up to and through the third quarter of 2008, 322,661 shares were repurchased under the Rule 10b5-1 plan at an average market price of $2.32 per share, or $2.41 per share including commissions and fees. We are continuing to purchase shares under this repurchase program in the fourth quarter of 2008.

        In October 2008, our Board of Directors approved an expansion of our stock repurchase program, authorizing us to repurchase up to an additional 300,000 shares from time to time, subject to market conditions.

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

 ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

"Safe Harbor" Statement Under The Private Securities Litigation Reform Act:

        Various sections contained or incorporated by reference in this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. Such statements may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "could," "should," "may," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning. These statements are not historical facts or guarantees of future performance but instead represent only our belief at the time the statements were made regarding future events. In particular, statements under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including but not limited to statements regarding our expectations regarding the sufficiency of our liquidity sources, and Part II Item 1. Legal Proceedings contain forward-looking statements regarding the expected impact of legal proceedings with which we may become involved. All forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties which may cause actual results and outcomes to differ materially from what we express or forecast in these forward-looking statements. In evaluating these statements, you should consider the risks and uncertainties discussed under Part II Item 1A Risk Factors in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

  •
  further disruption in our relationships with major customers;

  •
  difficulty in expanding our commercial sector business or rebuilding our governmental sector business;

  •
  an inability to successfully implement sufficient cost containment initiatives;

  •
  the competitive environment of the industry in which we operate;

  •
  customer acceptance of our product and service offerings; and

  •
  an inability to attract, hire, develop, train and retain experienced consultants.

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

        In response to the loss of these material contracts with the U.S. Navy, we reduced our labor force by approximately one third during the second quarter of 2008, recruited a new management team, and reorganized to focus our marketing and delivery of services initially in six practice areas, representing Aerospace and Defense, Air Force, Army and Navy, Healthcare, Industrial, and Transportation and

Logistics. Along with the new practice areas, we are broadening the solutions we provide to our clients and increasing our flexibility in the ways that we provide services to our clients. By reorganizing our management structure, and leveraging what we believe to be our strong brand recognition, we are striving to rebuild Thomas Group into a premier consulting organization providing strategic and operations advice to our clients and target markets. In the third quarter of 2008, we placed 13 consultants on temporary furlough. We have subsequently recalled three of the furloughed consultants who had specific skills applicable to current customer needs.

        The reduction in staff that we implemented during the second and third quarters of 2008, although cost containment measures, were not sufficient to ensure our profitability at our current level of revenues, as demonstrated by our financial results for the three month period ended September 30, 2008. In effecting these staff reductions, we made a strategic decision to balance the need for reduction in cost with the need to be able to rebuild our business in the current year. This means that we currently have more consultants on our payroll than can be supported by current revenue. We are using these additional personnel to develop new product offerings and tools that are intended to add additional revenue opportunities in each of our practice areas. We are also investing in training our consultants to deliver these new service offerings.

        We have also implemented enhanced marketing, sales, and business development processes aimed at generating a more robust sales pipeline that we expect ultimately to result in increasing revenue in future periods.

        We also continue to seek ways to reduce operating expenses through the control of costs.

        Although we have seen some early indications of positive results from these efforts, these are not quick "fixes" that will result in a short-term return to profitability. We continue to manage aggressively to return to profitability, although there can be no assurances when or if we will achieve this goal. Ultimately our ability to return to profitability will depend on our success in generating new revenues from new clients.

        As discussed below under the heading "Liquidity and Capital Resources," we have a strong working capital position as well as an unused line of credit. Management continues to believe that these combined resources should be sufficient to allow us to return to profitability if our efforts outlined above are successful.

Current Market Conditions

        The U.S. and worldwide economies are undergoing unprecedented upheaval, turmoil and uncertainty due to the curtailment or reduction of credit available to both individuals and to businesses. It is difficult to predict the impact that these conditions will have on our operations since even the experts are having difficulty agreeing upon the causes, the appropriate remedies, or the expected duration of this situation.

        We are in the business of helping clients improve profitability and reduce costs. While we expect the current economic environment to make our recovery more difficult in some respects, we believe that successful companies will have to focus more efforts on reducing costs and improving profitability as achieving revenue growth and obtaining external funding become more challenging. We believe that the nature of our product and service offerings and the value proposition that we offer to our clients place in a strong position to help those companies accelerate and magnify their internal efforts to reduce costs and improve profitability.

Overview of Our Company

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

  •
  cost savings;

  •
  product yields;

  •
  inventory turns; and

  •
  return on assets.

        Our consultants average over 20 years of business experience. To manage our client engagements, our consultants often leverage our Process Value Management, or PVM, approach, which incorporates our proprietary Total Cycle Time®, or TCT®, methodology along with other industry accepted process improvement methodologies. PVM is used to manage client engagements, identify process inefficiencies and implement change within our clients in order to achieve a total transformation to what we refer to as the "Process Managed Enterprise." A Process Managed Enterprise is one in which management focus and systems are centered on customers and managed around processes.

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

        Historically, most of our clients have been large, diversified commercial or government enterprises in North America, Europe, and Asia. During the last four years through April 2008, however, our engagements have involved primarily various government entities, principally the United States Navy. We have also served international clients in previous years from our former offices in Switzerland, Sweden, Germany, Singapore, China and Hong Kong. Currently, we are focused on delivering our solutions in North America and Europe. In some instances, we provide solutions to the same organization under separate contractual arrangements. While we believe our methodologies are applicable to any industry, we have developed a significant amount of subject-matter expertise relevant to specific industries, including automotive, aviation, distribution, government, including the military services, healthcare, manufacturing, semiconductor, textiles and transportation. Additional information related to our customer relationships and challenges arising from the recent expiration of contracts that accounted for approximately 85% of our revenue in 2007 is discussed above under the heading "Significant Contract Expirations and Related Recovery Plan."

        We generally derive our revenue from fees for the implementation of business operations improvement programs delivered by our consultants. Total revenue consists of fees and other billings derived from fixed fees, task-based fees, incentive fees and reimbursed travel expenses. Our fee type and structure for each client engagement is dependant on a number of variables, including the size of the client, the complexity and geographic dispersion of its business, the level of the opportunity for us to improve the client's processes and other factors.

        Fixed fee revenue is recognized on the proportional performance model (which approximates the percentage completion method), based on direct labor hours expended and, when applicable, the completed performance model. In order to calculate the completion ratio on a given project, time and effort to date are divided by the total estimated time and effort for the entire project. This ratio is then multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date. A few of our fixed fee contracts, primarily assessments, are recognized using the completed contract performance model as these contracts are generally one to six weeks in duration and conclude with a presentation or agreed upon deliverable to the clients' management. Revenues attributable to fixed fees were 66% and 37% of consolidated revenue for the three and nine month periods ended September 30, 2008, respectively, and 7% and 8% of consolidated revenue for the three and nine month periods ended September 30, 2007, respectively.

        Task-based fees are recognized as revenue when the relevant task is completed. Typically, task-based revenue recognition involves the delivery of a report, minutes or some other evidence of completion. Revenues attributable to task-based fees were 15% and 55% of consolidated revenue for the three and nine month periods ended September 30, 2008 respectively, and 92% and 91% of consolidated revenue for the three and nine month periods ended September 30, 2007, respectively.

        Incentive fees are tied to improvements in a variety of client performance measures typically involving cycle time, asset utilization and productivity. Incentive fee revenue is recognized in the period in which the related client improvements are achieved and we obtain the client's acceptance. Our incentive fee agreements with our clients define in advance the performance improvement standards that will form the basis for the payment of incentive fees. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, we obtain customer agreement to these achievements prior to recognizing revenue. Incentive fees are affected by our clients' business performance and prevailing economic conditions. Incentive fee revenues were 8% and 1% of consolidated revenue for the three and nine month periods ended September 30, 2008, respectively. There were no revenues attributable to incentive fees for each of the three and nine months ended September 30, 2007. As of September 30, 2008, we had three contractual arrangements which provide for potential incentive fees in the future.

        Reimbursement revenue represents our clients' repayment of mutually agreed upon travel expenses as incurred. All billable travel expenses are submitted to and approved by each client. Revenues attributable to reimbursements were 11% and 6% of consolidated revenue for the three and nine month periods ended September 30, 2008, respectively, and 1% of consolidated revenue for each the three and nine month periods ended September 30, 2007.

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

        In December 2005, we instituted a dividend policy, which was subsequently increased to $0.30 per share annually in June 2006 and $0.40 per share annually in December 2006. On February 19, 2008, our Board of Directors suspended the payment of future quarterly dividends.

        Sublease losses and income arise from the sublease contracts we maintained with former subtenants in our Reston, Virginia and Troy, Michigan offices. Losses are generally the result of a subtenant defaulting on a lease or at the termination of a lease in which we anticipate that the future subtenant income will not be sufficient to recoup our costs associated with the subleased office space. Sublease income is recognized generally upon the termination of a sublease in which we, as a result of the termination, are able to avoid future anticipated costs previously recognized as sublease losses. As of December 31, 2007, we no longer maintained these leases or subleases and had amortized all remaining rent reserve balance.

        In addition to our United States operations, we have minimal activities in the Asia/Pacific region and Europe. A portion of our revenue related transactions have been denominated in the local currency where the client is located. Historically, the majority of our operating expenses for foreign operations have been denominated in the local currency of the subsidiary. Therefore, we are exposed to currency fluctuation risks. See Item 3. "Quantitative and Qualitative Disclosure About Market Risk."

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

        In addition to timing differences arising from operating assets and liabilities, we also record deferred tax assets for the tax benefits of net operating losses and foreign tax credits. For United States federal tax purposes, at December 31, 2002, we had net operating loss ("NOL") carryovers of approximately $4.2 million. Under the Section 382 limitation, discussed below, $0.7 million was used to offset United States taxable income in 2003. In 2004, $0.2 million expired under Section 382, but $8.1 million in United States net operating loss was generated, resulting in a balance of $11.4 million at December 31, 2004. In 2005, we used $8.1 million of the net operating loss to offset United States taxable income and used $0.2 million of the net operating loss carryforward limited under Section 382, resulting in a net operating loss carryforward balance of $3.1 million at December 31, 2005. In each of fiscal years 2006 and 2007, we used $0.2 million of the net operating loss carryforward balance, resulting in a $2.9 million and $2.8 million balance at December 31, 2006 and December 31, 2007, respectively. As of September 30, 2008, we had a $2.8 million NOL balance.

        In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2006, however, we determined that a deferred tax asset valuation allowance was appropriate on only approximately $117,000 of the NOL carryforward, due to annual limitations under Section 382. Therefore, we removed $1.8 million of the deferred tax asset valuation allowance. As of September 30, 2008 and December 31, 2007, our deferred tax asset valuation allowance was approximately $117,000. We continue to assess our need for a valuation allowance against our current NOL balances. While we reported a loss for the nine months ended September 30, 2008, do not believe, based on future expectations, that a valuation is needed at this time.

        If future analysis of the positive and negative evidence indicates that it is more likely than not that some portion or all of the net deferred tax asset will not be realized, a partial or full deferred tax asset valuation allowance may be required, which could have a negative impact on net income in the period that it becomes more likely than not that deferred tax assets will not be realized.

        We also follow the guidance under FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. In addition, FIN 48 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. An income tax penalty is recognized as expense when the tax position does not meet the minimum statutory threshold to avoid the imposition of a penalty. As of September 30, 2008 we did not have any FIN 48 liabilities or associated interest.

        During the second quarter of 2008, we received notice from the Internal Revenue Service ("IRS") that it is finalizing its review of our 2006 federal employment tax return and stock option practice review. During 2007, we reported that certain grants of stock options made during the period under investigation were priced below fair market value, rather than at fair market value. Consequently, certain grants intended to be classified as incentive stock options or "ISOs", requiring pricing at no less than fair market value on the date of grant, should have been classified as nonqualified stock options, or "NSOs". Given the significant differences in the tax treatment between ISOs and NSOs, we may have underreported or underwithheld certain payroll taxes for those options which were exercised during the period of review, August 1993 through December 2006, and therefore recorded an estimated tax liability of $0.1 million. In the third quarter of 2008 we entered into a settlement agreement with the IRS and paid $68,000 in employment taxes and withholding related to our stock option granting practices. This payment is considered as additional compensation for the named individuals. We were also required to report additional income to certain employees. As such, we claimed additional expense as an adjustment to our 2006 corporate tax return and claimed a tax refund of $51,365, which was received after the end of the third quarter of 2008. In connection with this 2006 audit, other than this adjustment, no material adjustments have been proposed. We do not anticipate any further impact on our financial statements as a result of this 2006 audit.

        Stock Based Compensation—We account for stock based compensation arrangements in accordance with the provisions of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS No. 123(R) requires us to measure all stock based compensation awards at the grant date using a fair value method and to record expense in the financial statements over the requisite service period of the award. We estimate the fair value of options using the Black—Scholes method, which considers a risk-free interest rate, volatility, expected life, forfeitures, and dividend rates. We use the U.S. 10-year Treasury Bond yield to estimate the risk-free interest rate; and, our estimate of volatility is based on our historical stock price for a period of at least or equal to the expected life of award. Our estimate of forfeitures considers the term of the awards granted and historical forfeiture experience and our estimate of the expected life of awards is based on the anticipated time the award is held. The restricted stock awards and performance share awards are valued on the date of grant using the closing price of our common stock on the NASDAQ Global Market on that date.

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

        On June 20, 2008, the Securities and Exchange Commission issued a press release announcing the approval of a one-year extension of the date by which smaller public companies must comply with the auditor attestation requirements of internal control over financial reporting provided for in Section 404(b) of the Sarbanes-Oxley Act of 2002. We will now be required to comply with Section 404(b) in our annual reports for fiscal years ending on or after December 15, 2009.

Results of Operations

        The following table sets forth the percentages which the identified items in our condensed consolidated statements of operations bear to revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.5%	47.3%	58.1%	48.8%

Gross profit	28.5%	52.7%	41.9%	51.2%
Selling, general and administrative	113.9%	31.2%	68.8%	31.2%

Operating income (loss)	(85.4)%	21.5%	(26.9)%	20.0%
Interest income (expense), net	1.5%	1.1%	1.2%	1.0%

Income (loss) before income taxes	(83.9)%	22.6%	(25.7)%	21.0%
Income taxes	(24.3)%	8.3%	(8.1)%	7.8%

Net income (loss)	(59.6)%	14.3%	(17.6)%	13.2%

Three Month Period Ended September 30, 2008 Compared to the Three Month Period Ended September 30, 2007

        Revenue—In the third quarter of 2008, total revenues decreased $9.6 million, or 72%, to $3.8 million from $13.5 million in the third quarter of 2007. Task based revenue was $0.6 million, or 15% of revenue, in the third quarter of 2008, compared to $12.3 million, or 92% of revenue in the third quarter of 2007. Fixed fee revenue was $2.5 million, or 66% of revenue, in the third quarter of 2008, compared to $1.1 million, or 7% of revenue, in the third quarter of 2007. Reimbursement revenues were $0.4 million, or 11% of revenue in the third quarter of 2008 compared to $0.1 million, or 1% of revenue, in the third quarter of 2007. Incentive fee revenue was $0.3 million, or 6% of revenue, in the third quarter of 2008, compared to $0 million, or 0% of revenue, in the third quarter of 2007. As of September 30, 2008, we had three active incentive fee based contracts.

        North America region revenue decreased $10.6 million, or 79%, to $2.9 million in the third quarter of 2008, compared to $13.4 million in the third quarter of 2007. The decrease in North America revenues for the third quarter of 2008 compared to the third quarter of 2007 is due primarily to a decrease in our government business, offset slightly by an increase in our commercial business. The decrease in task based revenue, which is associated with our government contracts, is due primarily to the ending of some of our U.S. Navy programs following the government's decision to consolidate these programs into a single contracting vehicle for which we were not named as a provider. The increase in fixed fee revenue, which is associated with our commercial contracts, is due primarily to having a larger volume of our commercial contracts, along with the contracts having a higher contract value for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Reimbursable revenues, which also are associated with our commercial contracts, increased due to the increases in commercial activity.

        We did not have any revenues from our Asia/Pacific region in the third quarter of 2008 compared to $24,000 in the third quarter of 2007. During the second quarter of 2008, we closed our office in the Asia/Pacific region.

        During the third quarter of 2008, we recorded $1.0 million in revenue from clients located in Europe, compared to $12,000 in the third quarter of 2007. Although we discontinued our European operations in 2006, we maintain a strategic relationship in Europe through which we periodically obtain business.

        Gross Profit—Gross profit margins were 29% of revenue, or $1.1 million, in the third quarter of 2008, compared to 53%, or $7.1 million, in the third quarter of 2007. Costs of sales consists of direct labor, travel, and other direct costs incurred by our consultants to provide services to our clients and to complete client related projects, including training. The decrease in gross profit margin, as a percentage of revenue, is attributable to lower utilization rates of our consultants in the third quarter of 2008 related to a slowdown of our government programs.

        Selling, General and Administrative Expenses—Selling, general, and administrative expenses for the third quarter of 2008 were $4.4 million, compared to $4.2 million, in the third quarter of 2007. The $0.2 million increase is related primarily to a $0.6 million increase in costs incurred in utilizing unassigned consultants to work on sales efforts, as compared to the prior year when a majority of these individuals were working on billable client projects, and $0.2 million increase in stock-based compensation during the third quarter of 2008. This increase was partially offset by a $0.2 million decrease in our use of outside consultants, a $0.3 million decrease in recruiting expenses, and a $0.1 million decrease in other costs due to a decline in activity and the number of consultants we employed as compared to the same period in 2007.

        Sublease Losses—During 2007, the remaining rent reserve balance related to our Reston, Virginia office, was being amortized ratably against rent expense until the expiration of the lease on October 31, 2007.

Nine Month Period Ended September 30, 2008 Compared to the Nine Month Period Ended September 30, 2007

        Revenue—In the first nine months of 2008, total revenues decreased $20.7 million, or 49%, to $21.6 million from $42.3 million in the first nine months of 2007. Task based revenue was $12.0 million, or 55% of revenue, in the first nine months of 2008, compared to $38.5 million, or 91% or revenue in the first nine months of 2007. Fixed fee revenue was $8.0 million, or 37% of revenue, in the first nine months of 2008, compared to $3.4 million, or 8% of revenue, in the first nine months of 2007. Reimbursement revenues were $1.3 million, or 6% of revenue in the first nine months of 2008 compared to $0.4 million, or 1% of revenue, in the first nine months of 2007. Incentive fee revenue was $0.3 million, or 1% of revenue, in the first nine months of 2008. There was no incentive fee revenue for the first nine months of 2007. As of September 30, 2008, we had three active incentive fee based contracts.

        North America region revenue decreased $23.1 million, or 55%, to $19.1 million in the first nine months of 2008, compared to $42.3 million in the first nine months of 2007. The decrease in North America revenues for the first nine months of 2008 compared to the first nine months of 2007 is due primarily to a decrease in our government business, offset by an increase in our commercial business. The decrease in task based revenue, which is associated with our government contracts, is due primarily to the ending of some of our U.S. Navy programs, following the government's decision to consolidate these programs into a single contracting vehicle for which we were not named as a provider. The increase in fixed fee revenue, which is associated with our commercial contracts, is due primarily to having a larger volume of commercial contracts, along with the contracts having a higher contract value for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Reimbursable revenues, which also are associated with our commercial contracts, increased due to the increases in commercial activity.

        We did not have any revenues from our Asia/Pacific region in the first nine months of 2008 compared to $24,000 in the first nine months of 2007. During the second quarter of 2008, we closed our office in the Asia/Pacific region.

        During the first nine months of 2008, we recorded $2.5 million in revenue from clients in Europe, compared to $44,000 in the first nine months of 2007. Although we discontinued our Europe operations in 2006, we maintain a strategic relationship in Europe through which we periodically obtain business.

        Gross Profit—Gross profit margins were 42% of revenue, or $9.1 million, in the first nine months of 2008, compared to 51%, or $21.7 million, in the first nine months of 2007. Costs of sales consists of direct labor, travel, and other direct costs incurred by our consultants to provide services to our clients and to complete client related projects, including training. The decrease in gross profit margin, as a percentage of revenue, is attributable to lower utilization rates of our consultants in the first nine months of 2008 related to a slowdown of our government programs.

        Selling, General and Administrative Expenses—Selling, general, and administrative expenses for the first nine months of 2008 were $14.9 million compared to $13.2 million in the first nine months of 2007. The $1.7 million increase is related primarily to a $1.7 million increase in costs incurred in utilizing unassigned consultants to work on sales efforts, as compared to the prior year when a majority of these individuals were working on billable client projects, a $0.7 million increase in stock-based compensation, a $0.4 million in severance costs related to the reduction in our labor force during the second quarter of 2008, and a $0.2 million increase in bad debt allowance. This increase was partially offset by a $0.6 million decrease in professional expenses related primarily to the review of our historical stock option practices in the first half of 2007, a $0.3 million decrease in our use of outside consultants, and a $0.3 million decrease in other costs due to a decline in activity and the number of consultants we employed as compared to the same period in 2007.

Liquidity and Capital Resources

Loss of Significant Contract Revenue, Related Recovery Plan and Effect on Capital Resources

        As previously disclosed in our filings with the Securities and Exchange Commission and elsewhere in this quarterly report on Form 10-Q, in the second quarter of 2008 we ceased providing services under two government programs that accounted for approximately 85% of our revenue in 2007. The impact of these contract expirations, in conjunction with not having new customer contracts sufficient to replace the associated revenue, has caused us to experience losses for the first nine months of 2008. As of September 30, 2008, our cash balance was $10.8 million. Based on current internal estimates of future revenues, we believe that our cash balances, together with cash generated from operations and available borrowings under our senior secured revolving credit facility, should be sufficient to provide adequate funds for our operating needs for the next twelve months.

        We have an on—going effort to reduce our costs wherever possible. We have limited fixed costs, such as the rent of our corporate offices in Irving, Texas. A large percentage of our costs are variable and dependent on the number of people we employ. The majority of our cash expenditures are used to pay the salaries and benefits of our employees, to train our employees, to conduct sales efforts to obtain new contracts, and to pay general office expenditures that are necessary to run our business appropriately.

        During the second quarter of 2008, we announced a reduction in force affecting approximately one-third of our employees as a part of a restructuring plan approved by our board of directors. We recorded a charge of approximately $240,000, net of tax effects, for one-time termination benefits related to employee severance and other benefits in our second quarter 2008 operating results. We estimate that these activities will eliminate approximately $6.0 million of our annualized operating costs. No other charges are expected as a result of these actions. We paid the one-time termination benefits in the second quarter of 2008 out of cash from operations. In addition to this reduction in force, in the third quarter of 2008 we placed 13 consultants on temporary furlough. As of September 30, 2008, we had recalled three of these consultants, but ten remained on furlough.

        We also have implemented enhanced marketing, sales, and business development processes aimed at generating a more robust sales pipeline that we expect ultimately to result in increasing our cash flow in future periods. Although we have seen some early indications of positive results from these efforts, these are not quick 'fixes' that will result in a short-term return to profitability. We continue to manage aggressively to return to profitability, although there can be no assurances when or if we will achieve this goal.

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

Cash and Cash Equivalents

        Our cash and cash equivalents decreased by $1.2 million during the first nine months of 2008. At September 30, 2008, we had cash and cash equivalents of $10.8 million compared with cash and cash equivalents of $12.0 million at December 31, 2007. In addition, at both dates we had unused capacity of $5.5 million available under our senior secured revolving credit facility. At September 30, 2007, we had cash and cash equivalents of $10.5 million.

        The major components of our liquidity and capital resources are described below.

        Cash Flows from Operating Activities—Operating activities provided net cash of $1.0 million in the first nine months of 2008, compared to $6.8 million in the first nine months of 2007. This decrease is due primarily to our operating loss for the first nine months of 2008 and to a decrease in our accrued liabilities outstanding at December 31, 2007, offset by the increased collection of our accounts receivable balance, as compared to 2007 and an increase in income tax receivable.

        Cash Flows Used In Investing Activities—We used $99,000 in cash for investing activities during the first nine months of 2008 related to the purchase of new computers and software, compared to $879,000 used for investing activities in the first nine months of 2007 related primarily to improvements and expansion of our Dallas training facility.

        Cash Flows Used In Financing Activities—We used $2.1 million for financing activities during the first nine months of 2008 including $1.2 million to pay dividends that were declared in the fourth quarter of 2007, $0.8 million to purchase stock under our stock repurchase plan, and a $0.2 million net tax effect of stock issuances, compared to $3.9 million in the first nine months of 2007, consisting primarily of $0.6 million for the net tax effect of stock issuances and $3.3 million for the payment of dividends.

        On March 6, 2008 our Board of Directors reaffirmed our previously existing stock repurchase program and authorized the repurchase of shares of our common stock. At that time a total of 505,450 shares representing approximately 5% of our outstanding shares remained subject to repurchase under the stock repurchase program. On March 6, 2008 we entered into a Rule 10b5-1 repurchase plan to establish a systematic program authorizing a stockbroker to execute repurchases in accordance with the terms of the Rule 10b5-1 plan. After a waiting period, repurchases commenced on April 7, 2008. As of September 30, 2008, 322,661 shares were repurchased under the Rule 10b5-1 plan at an average market price of $2.32 per share or $2.41 per share including commissions and fees. In October 2008, our Board of Directors approved an expansion of our stock repurchase program, authorizing us to repurchase up to an additional 300,000 shares from time to time, subject to market conditions. We are continuing to purchase shares under this repurchase program in the fourth quarter of 2008.

        $5.5 million Credit Facility with JPMorgan Chase Bank, N.A.—On December 15, 2006, we entered into a credit agreement with JPMorgan Chase Bank, N.A. The senior secured revolving credit facility will be used as needed for ongoing working capital needs and general corporate purposes. At September 30, 2008 and December 31, 2007, no amounts were outstanding under this credit facility. This credit facility will mature on March 31, 2009, at which time it will terminate and any outstanding amounts will be due and payable. The obligations under the senior secured revolving credit facility are secured by first priority liens on all of our accounts and proceeds thereof.

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

        As of September 30, 2008, we were not in default under any of the covenants of this credit agreement.

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

        As of September 30, 2008, we had no material commitments for capital expenditures or off-balance sheet arrangements.

        Inflation—Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the nine month periods ended September 30, 2008 or 2007. However, there can be no assurance our business will not be affected by inflation in the future.

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

ITEM 4—Controls and Procedures

        Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, Earle Steinberg, our President and Chief Executive Officer, and Frank Tilley, our Vice President and Interim Chief Financial Officer, have concluded that, as of September 30, 2008, in their judgment, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us, including our subsidiaries, in the reports we file, or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        There were no changes in our internal controls over financial reporting during Thomas Group's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

        During the second quarter of 2008, we received notice from the Internal Revenue Service ("IRS") that it is finalizing its review of our 2006 federal employment tax return and stock option practice review. During 2007, we reported that certain grants of stock options made during the period under investigation were priced below fair market value, rather than at fair market value. Consequently, certain grants intended to be classified as incentive stock options or "ISOs", requiring pricing at no less than fair market value on the date of grant, should have been classified as nonqualified stock options, or "NSOs". Given the significant differences in the tax treatment between ISOs and NSOs, we may have underreported or underwithheld certain payroll taxes for those options which were exercised during the period of review, August 1993 through December 2006, and therefore recorded an estimated tax liability of $0.1 million. In the third quarter of 2008 we entered into a settlement agreement with the IRS and paid $68,000 in employment taxes and withholding related to our stock option granting practices. This payment is considered as additional compensation for the named individuals. We were also required to report additional income to certain employees. As such, we claimed additional expense as an adjustment to our 2006 corporate tax return and claimed a tax refund of $51,365, which was received after the end of the third quarter of 2008. In connection with this 2006 audit, other than this adjustment, no material adjustments have been proposed. We do not anticipate any further impact on our financial statements as a result of this 2006 audit.

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

        Our results of operations may be affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets they serve. Budgets for consulting services typically decrease during times of adverse economic conditions. A decline in the level of business activity of our clients could affect our ability to secure new client engagements, increase the likelihood of existing client engagement contract cancellations and reduce our utilization rates, which would have a material adverse impact on our ability to generate revenue and our operating results. It is currently unclear what effect the current economic downturn will have on our business and results of operations. It is possible that the current economic downturn could cause some clients to reduce or defer their expenditures for consulting services. We have implemented and will continue to implement cost-savings initiatives to closely manage our expenses; however, current and future savings initiatives may not be sufficient to maintain our margins as the economic environment weakens.

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

        During the first nine months of 2008, we have experienced net losses. If we cannot consistently generate sufficient positive cash flows from operating activities, we will need to meet operating shortfalls with existing cash on hand, avail ourselves of the capital or credit markets or implement or seek alternative strategies. These alternative strategies could include seeking improvements in working capital management, reducing or delaying capital expenditures and seeking additional debt or equity capital. There can be no assurances that existing cash will be sufficient, we will have timely access to the capital or credit markets or that any of these strategies can be implemented on satisfactory terms, on a timely basis, or at all.

The current credit market conditions are unstable and unpredictable and they are impacting the economy in uncertain ways. This situation may negatively impact our ability to generate the additional revenues required for us to return to profitability.

        Our plan to return to profitability is premised upon our ability to generate new revenues from new customers, who require assistance with improving operations and reducing costs. We believe that the current economic pressures should increase demand for consulting services that address these requirements and therefore result in additional business opportunities for us. However, in periods of significant uncertainty, prospective clients may not be willing or able to commit to projects that are typically three to 12 months or longer in duration. If, on balance, the current economic uncertainty results in decreased demand for the services we provide, our business and results of operations will suffer and our ability to return to profitability will be negatively impacted.

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

        On October 16, 2008 NASDAQ, as part of its response to what it views as "extraordinary market conditions, temporarily suspended some of its marketplace rules related to listing requirements. These temporary changes, which mitigate the stated risk in the short term, are summarized below:

  •
  NASDAQ has suspended the enforcement of the rules requiring a minimum $1 closing bid price.

  •
  NASDAQ has also suspended the enforcement of the rules requiring a minimum market value of publicly held shares (MVPHS).

  •
  NASDAQ will not take any action to delist any security for these concerns during the suspension.

  •
  The suspension will remain in effect through Friday, January 16, 2009. These rules will be reinstated on Monday, January 19, 2009.

Thus, in the short term some of this risk may be mitigated by these rules changes.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

        On March 6, 2008 our Board of Directors reaffirmed our previously existing stock repurchase program and authorized the repurchase of shares of our common stock. At that time a total of 505,450 shares representing approximately 5% of our outstanding shares remained subject to repurchase under the stock repurchase program. On March 6, 2008 we entered into a Rule 10b5-1 repurchase plan to establish a systematic program authorizing a stockbroker to execute repurchases in accordance with the terms of the Rule 10b5-1 plan. After a waiting period, repurchases commenced on April 7, 2008. In October 2008, our Board of Directors approved an expansion of our stock repurchase program, authorizing us to repurchase up to an additional 300,000 shares from time to time, subject to market conditions.

        The following table details our repurchases of shares of our common stock during the three months ended September 30, 2008:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Average Price Per Share, Including Commissions		Shares that May Yet be Purchased Under the Plans or Programs
July 1 – 31, 2008	55,225		$1.94		285,334
August 1 – 31, 2008	43,556		$2.20		241,778
September 1 – 30, 2008(1)	58,989	(1)	$2.41	(1)	182,789
Total	157,770		$2.19

(1)
As of September 30, 2008, transactions to purchase an additional 35,551 shares were not yet settled and these shares are still included as shares outstanding as of September 30, 2008.

        We purchased these shares with our cash from operations.

        As of October 31, 2008, we had repurchased a total of 410,608 shares at an average total cost of $2.24 per share.

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

THOMAS GROUP, INC. Registrant
November 12, 2008 Date	/s/ EARLE STEINBERG Earle Steinberg President and Chief Executive Officer

 Thomas Group, Inc.
Form
Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Thomas Group filed July 10, 1998, with the State of Delaware Office of the Secretary of State (filed as Exhibit 3.1 to the Thomas Group Annual Report on Form 10-K405 for the year ended December 31, 1998 and incorporated herein by reference).
3.2	Amended and Restated By-Laws dated May 30, 2001 (filed as Exhibit 3.2 to the Thomas Group Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

  PART I. FINANCIAL INFORMATION
  ITEM 1—Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONSENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THOMAS GROUP, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
Exhibit Index