Form 10-K
period 2008-12-31
THOMAS GROUP INC
filed 2009-03-30
CIK 900017

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008.
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," and "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         As of June 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $7,546,900 based on the Nasdaq Global Market Closing Price of $2.21 per share.

         As of March 27, 2009, there were 10,695,613 shares of the registrant's common stock outstanding.

Documents incorporated by reference

Portions of the registrant's definitive proxy statement pertaining to the 2009 Annual Meeting of Stockholders to be filed on or before April 30, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Various sections contained or incorporated by reference in this Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. Such statements may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "could," "should," "may," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning. These statements are not historical facts or guarantees of future performance but instead represent only our belief at the time the statements were made regarding future events. In particular, statements under Item 1. Business, Item 1A. Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including but not limited to statements regarding our expectations regarding the sufficiency of our liquidity sources and the expected impact of legal proceedings with which we may become involved. All forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties which may cause actual results and outcomes to differ materially from what we express or forecast in these forward-looking statements. In evaluating these statements, you should consider the risks and uncertainties discussed under Item 1A. Risk Factors in this Annual Report on Form 10-K, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

PART I

ITEM 1.    Business.

Overview

        We are a professional services firm that executes and implements process improvements and culture change management operations strategies to produce improved operational and financial performance for our clients globally. We are a Delaware corporation founded in 1978 and headquartered in Irving, Texas.

        Through our proprietary Process Value Management™, or PVM™, methodology, our consultants refine processes throughout an organization to give our clients a competitive advantage that increases revenues, lowers costs, and generates cash. With our more than 30 years of change management experience, innovation, and knowledge leadership, we have demonstrated our ability to apply this methodology in a wide variety of organizations.

        Process Value Management is our proprietary methodology to identify, prioritize, and quantify the amount and timing of cross-functional business improvement opportunities. The PVM approach and methodology is designed to help an organization increase overall effectiveness by focusing on performance drivers throughout the organization like speed (cycle time), quality (first pass yield), and productivity. The PVM approach and methodology is widely applicable to almost all types of enterprises, including government entities, military organizations, for-profit companies, and not-for-profit enterprises, to help drive sustainable improvements in operations and reduced costs.

        For marketing purposes, we are now organized into five practices. These practices, which focus our marketing efforts into client industry sectors, are

  •
  Aerospace and Defense Contractors,

  •
  Government (including all branches of the U.S. military),

  •
  Healthcare,

  •
  Transportation and Logistics, and

  •
  Industrial.

        In the future we may create additional practices as we see potential market opportunities in other areas. Our practice leaders and principals are responsible for sales and marketing to prospective clients with support from our business development staff. Our business development personnel are responsible for developing sales tools and assisting with proposals, as well as developing and extending awareness of our brand "Thomas Group."

        Through the years, we have developed a number of service offerings that employ the PVM approach and methodology to drive productivity improvements within multiple areas of our clients' enterprises. Although we continue to provide solutions to client problems in many areas of need, over the past year we have refined our offerings to focus our marketing more often on specific solutions in

  •
  Culture and Change Management,

  •
  Finance and Administration,

  •
  Integrated Gross Margin Management,

  •
  Strategic Sourcing,

  •
  Marketing and Sales,

  •
  Operations,

  •
  Product and Service Innovation, and

  •
  Supply Chain Management.

  Culture and Change Management

        Our clients often seek our services and guidance to manage cultural and other changes within their organizations. Our services in this area involve changing basic values, norms, and beliefs among stakeholders in order to improve organizational performance. Sometimes the changes that an organization needs to make in order to improve processes and drive better performance are hindered by cultural barriers that are hidden and embedded in the organization's culture. Our culture change consultants use a proprietary methodology to allow the organization to determine if a barrier is related to a certain subject matter, process, or cultural position. Once identified, we assist the organization by using the techniques of Process Value Management to implement the changes and new behaviors required throughout the change management process and implementation plan.

  Finance and Administration

        We provide services that enable our clients' finance and administration functions to improve performance, deliver enterprise-wide profit improvement, and increase shareholder value. We assist companies to redefine the role of finance and administration and transform it from a backward-looking, number-crunching organization to one that is future-oriented and focused on providing value through deeper analysis and insight.

        We use Process Value Management to focus our clients' finance and administration functions more on integrating processes end-to-end within the organization and extended through its outside network of key partners, suppliers, and customers. In many cases, these efforts enable our clients to turn fixed costs into variable costs and reduce overall costs through efficient global transaction processing, with integrated processes and systems.

  Integrated Gross Margin Management

        We offer our clients an integrated approach to maximizing gross margins through a service methodology we call MarginMax™. We implement our MarginMax methodology by focusing on gross margin as the leverage point and incorporating all the key drivers of gross margin into an integrated margin improvement program that aligns execution to strategy. The goal of this approach ultimately is to improve our clients' net profit, but byproducts may also include improved customer satisfaction, a more productive sales force and an aligned and motivated senior management team.

  Strategic Sourcing

        We provide services to enable our clients to develop a strategic approach to designing, improving and managing their sourcing processes. On strategic sourcing engagements we help clients improve the manner and processes through which they purchase products and services in order to lower costs, improve profits and improve supply chain management.

        With our methodology, companies can better understand their current and future requirements and develop a strategy to efficiently and effectively procure required goods and services. Our strategic sourcing consultants apply analytical tools and a fact-based approach to negotiate contracts with suppliers, define key performance indicators, and put a process in place to monitor and measure suppliers' performance. These services are designed to help our clients gain maximum control over spending, and achieve savings in complex and rapidly evolving global markets.

  Marketing and Sales

        We provide services designed to enable our clients' marketing and sales functions not only to increase cash flow, but also to control associated selling, general and administrative costs, streamline processes, and improve performance across all sales, marketing and service activities.

        We employ our proprietary Process Value Management methodology to help our clients increase overall marketing and sales effectiveness. The PVM approach and methodology focuses on marketing and sales performance drivers like speed (cycle time), quality (first pass yield), and productivity.

  Operations

        We provide services designed to improve our clients' operational processes to transform raw materials, labor and capital into finished goods and services. By employing our Process Value Management methodology, we help our clients improve their operations management throughout their organization by focusing on supply chain strategy, processes and supporting systems.

  Product and Service Innovation

        We provide our clients with product and service innovation solutions to reduce the time in which new ideas get turned into revenue by reducing time-to-market activities and corresponding costs.

        Our methodologies focus on the drivers of overall time-to-market performance: speed (cycle time), quality, and productivity. This approach is designed to enable our clients to develop and implement well-defined and aligned processes and procedures that increase product and service innovation program efficiency.

  Supply Chain Management

        We provide solutions and services that improve our clients' ability to manage their supply chain. Supply chain management is the process of planning, implementing, and controlling operations of the supply chain while satisfying customer requirements as efficiently as possible. The process includes all internal functions, the logistics, distribution, sourcing, customer service, sales, manufacturing, and finance departments of an organization. However, it also involves external suppliers that provide finished products, components, parts and assemblies, and their delivery.

        We have industry experience in supply chain transformation across multiple enterprises, including automotive, white goods, consumer goods, retail, machine tools, aerospace and defense, and many others. We believe our pragmatic, performance-oriented approach enables us to identify key improvement opportunities and deliver tangible results quickly.

        Well-defined and aligned processes and procedures increase supply chain program efficiency. Our solutions focus on processes to improve results, whether focused on a single activity or an entire enterprise.

Contractual Arrangements and Revenue Recognition

        We perform services and provide solutions for clients pursuant to contracts that typically have terms of two weeks to one year or longer. We are compensated for our professional services and solutions in one or more of three ways:

  •
  fixed fees,

  •
  task-based fees, or

  •
  incentive fees.

        Our fee type and structure for each client engagement depends on a number of variables, including the size of the client, the complexity and geographic dispersion of its business, the extent of the opportunity for us to improve the client's processes and other factors. Our contracts are often cancellable by our client upon as little as 30 days' notice. We do not report bookings or backlog because we believe the uncertainties associated with cancelable contracts, particularly in our commercial business, may render such information misleading.

        The majority of our revenue is derived from fixed fee and task-based fee contracts.

        Fixed fee revenue is recognized on the proportional performance model (which approximates the percentage completion method), based on direct labor hours expended and, when applicable, the completed performance model. In order to calculate the completion ratio on a given project, time and effort to date are divided by the total estimated time and effort for the entire project. This ratio is then multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date. A few of our fixed fee contracts, primarily assessments, are recognized using the completed contract performance model as these contracts are generally one to six weeks in duration and conclude with a presentation or agreed upon deliverable to the clients' management. Revenues attributable to fixed fees were 42%, 11% and 8% of consolidated revenue for the years ended December 31, 2008, 2007, and 2006, respectively.

        Task-based fees are recognized as revenue when the relevant task is completed, usually on a monthly basis. Revenues attributable to task-based fees were 49%, 88% and 91% of consolidated revenue for the years ended December 31, 2008, 2007, and 2006, respectively.

        Incentive fees are tied to improvements in a variety of client performance measures typically involving cycle time, asset utilization and productivity. Incentive fee revenue is recognized in the period in which the related client improvements are achieved and we obtain the client's acceptance. Our incentive fee agreements with our clients define in advance the performance improvement standards that will form the basis for the payment of incentive fees. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, we obtain customer agreement to these achievements prior to recognizing revenue. Typically these contracts are for commercial customers and they provide for a base fee and an additional incentive fee earned according to a formula in the contract. Incentive fees are affected by our clients' business performance and prevailing economic conditions. Revenues attributable to incentive fees were 2%, 0% and 0% of consolidated revenue for the years ended December 31, 2008, 2007, and 2006, respectively. As of March 14, 2009, we had three contractual agreements that included incentive fees. While incentive fees are not currently a significant portion of our revenue, earlier in our history they were more significant. As we attempt to diversify our business in the future to include more commercial work, incentive fees could again become a more significant portion of our revenue.

        Reimbursement revenue represents our clients' repayment of our mutually agreed upon travel expenses as incurred. All billable travel expenses are submitted to and approved by the client. Revenues attributable to reimbursement were 7%, 1% and 1%, for the years ended December 31, 2008, 2007, and 2006, respectively. For some clients, the fixed fee or task-based fee is inclusive of travel. In these cases, the travel expense in included in cost of sales.

        Consulting contracts typically are awarded by both government entities and private organizations on the basis of sole-source negotiations, that is, direct negotiation between the client and a single vendor such as Thomas Group, or on the basis of competitive bidding, generally in response to a Request for Proposal, or RFP. Whenever possible, we prefer to work under sole source contract arrangements. Competitive bids can require extensive time, effort and cost to submit a qualified bid, and the outcome is unpredictable. In many competitive bid situations, we compete against far larger companies with far greater resources to devote to the proposal process. In some cases, we team with another company that has capabilities complementary to ours in order to increase the competitiveness of our bid. In some other cases, we use an intermediary who has the capability to respond more effectively in this process. The current U.S. government administration has announced plans to revamp the government contracting process. At this point it is not certain what impact this development may have on our ability to secure future contracts or when or if these changes will become effective.

        For the last several years we have worked extensively on engagements with two divisions of the U.S. Navy, each governed by a separate contractual agreement. One of these contracts expired March 31, 2008 and the other expired April 30, 2008. For the year ended December 31, 2007 these two contracts represented approximately 85% of our revenue, and for the year ended December 31, 2008 they represented approximately 44% of our revenue. To date, we have not fully replaced the revenue that was previously generated through these expired government contracts. We continue to work on smaller programs with the U.S. Navy as well as with the U.S. Air Force. We are actively working to expand our business with the entire U.S. military as well as other departments within the U.S. government.

        Contracts related to these U.S. government engagements often are executed within the United States government's budget cycle and are fully funded for up to one year at a time. They may be renewed annually for successive one-year periods if the life of the engagement extends beyond one fiscal year. For our engagements with the U.S. government, we contract either directly with the government through our listing with the General Services Administration or we use an intermediary that acts as a prime contractor providing contracting and administrative services for the majority of our government programs.

Financial Information about Segments and Geographic Areas

        We operate in one industry segment. Additional financial information about our segment and information related to the geographic areas in which we operate appears in Note 10 to our Consolidated Financial Statements included in this report.

        We currently do business in Europe through an unaffiliated agent, Carpe Diem Consulting, which uses our proprietary methods to sell and deliver services to clients in Europe. The contracts for these assignments are entered into directly between us and the client. We are responsible for the fulfillment of the contract and we bill the client directly. We pay Carpe Diem Consulting for the man-days worked on the engagements by their personnel at a negotiated rate and share incentive fees, if any, earned from these engagements. We conduct this business through Thomas Group Global LLC, a wholly owned Delaware limited liability company.

        From time to time, we also do business in other areas of the world in addition to the U.S. and Europe. For example, during 2008 we also performed services in South America.

Clients

        Historically, most of our clients have been large, diversified commercial or government enterprises in North America, Europe, South America and Asia. For several years prior to April 2008, however, the majority of our revenue was derived from engagements with the U.S. Navy, both directly and through an intermediary. As discussed above, in March and April 2008 our two largest engagements with the U.S. Navy ended. During the remainder of 2008, we added new clients, both with the U.S. government and with commercial entities.

        For 2009, we are focused on diversifying our client base by delivering our solutions in North America, both to the U.S. government and to commercial entities. We also expect to engage in some business in Europe, and perhaps elsewhere, on an opportunistic basis.

        While we believe our methodologies are applicable to any organization, we have developed a significant amount of subject matter expertise relevant to specific industries and governmental entities.

Consequently, we can leverage our consultants' prior executive experiences to obtain business and determine appropriate client project teams. Our goal is to diversify our business among our various practice areas—Government, Aerospace and Defense Contractors, Transportation, Healthcare, and Industrial. We are actively pursuing new business in each of these areas.

        For the year ended December 31, 2008, the four clients who accounted for more than 10% of our revenue, including our two largest contracts with the U.S. Navy that now have ended, were CACI (U.S. Navy), U.S. Navy, Amtrak, and Carl Zeiss Vision.

Competition

        The consulting services industry in which we operate is highly competitive and significantly fragmented. We compete with a large number of diverse service providers, including business operations consulting firms, such as Huron Consulting Group; financial consulting firms, such as FTI Consulting, Inc.; management consulting firms, such as McKinsey & Company and Booz Allen Hamilton; accounting firms; technical and economic advisory firms; regional and specialty consulting firms and internal professional resources of existing and potential clients. In addition, since there are relatively low barriers to entry into the consulting services market, we expect new entrants into the operations management consulting field to result in continued and additional future competition. We seek to compete by differentiating ourselves on the basis of our results-driven culture, the experience of our consultants and a hands-on approach to problem solving. Most of our competitors have significantly greater financial resources, professional staffs, industry expertise, and name recognition than we have. Competitive pressures could reduce our market share or require us to reduce the price of our services and solutions, either of which could harm our business and results of operations. Furthermore, there can be no assurance that we will be able to compete successfully with our existing or new competitors.

        Our PVM approach and proprietary methodologies are trade secrets not capable of being patented, and there can be no assurance that our competitors will not acquire or develop substantially similar methodologies or that our clients will not adopt our methodologies without our assistance. Therefore, there can be no assurance that we will not be subject to competition from others using methodologies that are substantially similar to our own.

Employees

        At December 31, 2008, we had a total of 95 employees, consisting of 39 full-time consultants, 15 part-time consultants, 8 sales and marketing employees, 14 administrative employees and 19 consultants on furlough. When on furlough, consultants continue to receive company benefits, but are not paid any salary unless they are called back to work. They can be called back based on their individual qualifications to work on either short term sales efforts and marketing projects or client engagements.

        We are highly selective in our hiring of consultants. We recruit primarily experienced professionals with operational expertise. We believe these highly sought after professionals choose to work for us because of the credentials, experience and reputation of our consultants, the opportunity to work on a diverse range of matters and our strong reputation. We also develop and support our consultants in their career progression through training and development programs designed to match the skill sets of our consultants with the needs of our clients.

        Our compensation plan includes competitive base salary, incentives and benefits. The Compensation and Corporate Governance Committee of our Board of Directors, at its discretion, determines the incentives and equity based compensation to be granted to our officers and employees. Our chief executive officer and senior management recommend performance compensation for our consultants, for our sales professionals and any other incentives granted to employees for approval by the Compensation and Corporate Governance Committee.

        We have entered into nondisclosure and non-competition agreements with our current and former employees. There can be no assurance that these agreements will deter any of our employees from disclosing confidential information to third parties or from using such information to compete with us in the future.

        Our employees are not represented by a labor union and are not subject to any collective bargaining agreement. We consider our employee relations to be good.

Intellectual Property

        We are dedicated to providing industry leading operations and process improvement solutions to our clients and fostering a culture of continuous learning for our consultants. Our PVM approach and proprietary methodologies have been developed at great expense, have required considerable effort on the part of skilled professionals and are considered trade secrets. Therefore, only in certain circumstances will we grant clients a limited license to make internal use of certain of our proprietary methodologies. We maintain our trade secrets in strict confidence and include nondisclosure provisions as part of our standard engagement. Despite our efforts to protect proprietary trade secrets from unauthorized use or disclosure, such as use of nondisclosure and non-competition agreements with our current and former employees, our current or former employees or others may attempt to disclose, obtain or use our trade secrets. Since our PVM approach and proprietary methodologies and solutions are trade secrets not capable of being patented, there can be no assurance that our competitors will not acquire or develop substantially similar methodologies or that our clients will not adopt our methodologies without our assistance.

        We have secured federal registration for the service marks Total Cycle Time® and TCT®. These registrations expire from August 2012 to May 2015. We also have secured federal service mark registration for several other marks important to our business. We also have made filings in several European countries in an effort to secure protection of our marks in those countries. We consider each of these service marks to be significant to our business.

        The implementation of a successful process improvement program requires the proper selection, application, and management of process improvement tools. In addition to our proprietary tools, we often use the following non-proprietary tools when providing services to our clients:

  •
  Hoshin Kanri—a step-by-step planning, implementation, and review process for the management of change in critical business processes

  •
  Kaizen—an approach described by this Japanese term which means "small, incremental, continuous improvement," and the English translation of which is "continuous or continual improvement"

  •
  Lean—an approach designed to result in a lean organization that delivers the exact product in the exact quantity with the exact quality that its customers need exactly when they need it

  •
  Metrics—an approach that defines and employs a critical set of metrics that guide, measure, and prioritize activity to optimize impact on strategic objectives

  •
  Six Sigma—a set of tools that addresses problems of process variability and capability

        These tools are not unique to Thomas Group; however, the methodology used to select, deploy and measure the tools is as important to a program's success as are the tools themselves.

        Through our proprietary Process Value Management methodology, our consultants seek to utilize the appropriate process improvement tools to predict the financial benefits that will be obtained through deployment of those tools in our client's organization.

Available Information

        We are required to file reports with the Securities and Exchange Commission, or SEC, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The public may read and copy any materials filed with the SEC by us at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are submitted electronically and can be accessed via the SEC's website at: http://www.sec.gov.

Company Website

        Information about us can be obtained by accessing our website at http://www.thomasgroup.com. Our website contains an investor information section that provides links to our SEC reports and filings. Such reports and filings are available free of charge as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. We are not incorporating the information on that website into this report, and the website and the information appearing on the website are not included in, and are not a part of, this report.

ITEM 1A.    Risk Factors.

        An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors when evaluating an investment in our common stock. The risks described below are not the only ones that we face. Additional risks that we do not yet know of or that we currently think are immaterial also may impair our business operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment. You should also refer to the other information set forth in this report, including our Consolidated Financial Statements and the related notes.

If we fail to replace lost client relationships our business will suffer materially.

        During March and April of 2008, two of our multi-year contracts with the U.S. Navy expired. These contracts accounted for approximately 85% of our revenue in 2007. Our revenue for 2008 decreased significantly as compared to 2007, due in large part to these contract expirations. In response to the loss of these contracts, we have implemented cost-containment initiatives, reorganized our management structures, enhanced our product and service offerings and implemented enhanced business development processes. If we are unable to develop significant new client relationships and generate increased revenue from new consulting engagements, our recovery will be adversely affected.

A significant or prolonged economic downturn could have a material adverse effect on our results of operations.

        Our results of operations may be affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets they serve. Budgets for consulting services typically decrease during times of adverse economic conditions. A decline in the level of business activity of our clients could affect our ability to secure new client engagements, increase the likelihood of existing client engagement contract cancellations and reduce our utilization rates, which would have a material adverse impact on our ability to generate revenue and our operating results. It is currently unclear how severely the current economic downturn will affect our business and results of operations. The current economic downturn has caused some clients to reduce or defer their expenditures for consulting services. We have implemented and will continue to implement cost-savings initiatives to closely manage our expenses; however, current and future savings initiatives will not permit us to return to profitability without significant revenues from new contracts or new clients.

Our current cash resources might not be sufficient to meet our cash needs over time. We continue to believe that our cash balances and expected tax refunds, together with cash generated from operating activities, will be sufficient to provide adequate funds for our anticipated internal growth and operating needs. However, if we cannot consistently generate sufficient positive cash flows from operating activities to fund our needs, our business, financial condition and results of operations could be materially and adversely affected.

        During 2008, we experienced net losses. We have developed a business plan for 2009 and an internal forecast of cash needs. If we are unable to achieve the revenue in our forecast or if our costs are higher than we forecasted, then we may not have sufficient liquidity to allow us to return to profitability. If we cannot consistently generate sufficient positive cash flows from operating activities, we will need to meet operating shortfalls with existing cash on hand, avail ourselves of the capital or credit markets or implement or seek alternative strategies. These alternative strategies could include seeking improvements in working capital management, reducing or delaying capital expenditures and seeking additional debt or equity capital. Furthermore, based on our business plan for 2009, we believe we will not need to access our existing bank line of credit during 2009. We intend to allow that credit facility to expire on March 31, 2009. However, there can be no assurance that existing cash will be sufficient, that we will have timely access to the capital or credit markets if needed, or that any of these strategies can be implemented on satisfactory terms, on a timely basis, or at all.

The current credit market conditions are unstable and unpredictable and they are impacting the economy in uncertain ways. This situation may negatively impact our ability to generate the additional revenues required for us to return to profitability.

        Our plan to return to profitability is premised upon our ability to generate new revenues from new clients who require assistance with improving operations and reducing costs. We believe that the current economic pressures should increase demand for consulting services that address these requirements and therefore result in additional business opportunities for us. However, in periods of significant uncertainty, prospective clients may not be willing or able to commit to projects that are typically three to 12 months or longer in duration. If, on balance, the current economic uncertainty results in decreased demand for the services we provide, our business and results of operations will suffer and our ability to return to profitability will be negatively impacted.

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

        On October 16, 2008, NASDAQ, as part of its response to what it views as "extraordinary market conditions," temporarily suspended some of its marketplace rules related to listing requirements. NASDAQ subsequently extended these temporary changes on two occasions. These temporary changes, which mitigate the stated risk in the short term, are summarized below:

  •
  NASDAQ has suspended the enforcement of the rules requiring a minimum $1 closing bid price.

  •
  NASDAQ has also suspended the enforcement of the rules requiring a minimum market value of publicly held shares.

  •
  NASDAQ will not take any action to delist any security for these concerns during the suspension.

  •
  The suspension, as extended, will remain in effect through July 19, 2009, after which the regular rules are scheduled to be reinstated.

There can be no assurance that the suspension will be extended further, or that we will be able to comply with the continued listing requirements at the time the suspension expires.

We are a small company with a thinly traded stock. We are repurchasing stock in the open market, which further reduces the "public float" of shares available for trading on a daily basis. This may significantly limit a stockholder's liquidity.

        Our largest two stockholders (who are also members of our Board of Directors) collectively own over 66% of the outstanding shares of our common stock. The average daily trading volume for shares of our common stock is limited, often less than 5,000 shares per day. As a result, a stockholder may not be able to quickly and efficiently liquidate his/her position in our common stock. While we are currently repurchasing stock under a Rule 10b5-1 plan that may provide additional liquidity for our stockholders in certain circumstances, there can be no certainty that we will continue to do so.

We derive a portion of our revenue from contracts awarded through a competitive bidding process. If we are unable to win new awards consistently over any extended period, our business could be adversely affected.

        A portion of our contracts are awarded through a competitive bidding process. The competitive bidding process increases competition and pricing pressure, and we may be required to decrease our profit margins on our professional services and solutions in order to win a contract over our competitors. If we are unable to win new contract awards consistently over any extended period or if the proportion of our contracts obtained through a competitive bidding process increases further, our business will be adversely affected and cause our results of operations to differ materially from those anticipated. In addition, upon the expiration of a contract, if the client requires further services and solutions of the type provided by the contract, there may be a competitive re-bidding process. There can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract. The termination or non-renewal of any of our significant contracts could cause our results of operations to differ materially from those anticipated.

We derive our revenue from a limited number of engagements and our revenue could be adversely affected by the loss of a significant client or the cancellation of a significant engagement.

        Historically we have derived a significant portion of our revenue from a limited number of engagements. From year to year, revenue from one or more individual clients may exceed 10% of our revenue for such period. For the year ended December 31, 2008, four clients each represented more than 10% of our revenue. Rarely do we have multi-year contracts which are not subject to cancellation. If contracts with major clients are not renewed upon termination or if any of our significant engagements is reduced in scope or cancelled, we would lose a significant amount of revenue. In general, the volume of work we perform for any particular client varies from year to year due to the specific engagement nature of our business. A client accounting for a significant portion of our revenue in one year may not comprise a significant portion of our revenue in the following year due to completion of the project, early termination of the project or a reduction of the scope of our engagement in the following year. Thus, in order to maintain revenue or grow revenue, we generally have to sell new engagements to new clients. There can be no assurance that we will be able to do so.

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

        We perform work for various government entities and agencies. As a result, our business is susceptible to special risks inherent in government contracts and the government contracting process, including the following:

  •
  Government entities fund projects annually through congressionally appropriated monies pursuant to the government budgeting cycle beginning on October 1 of each year. While in some cases our government engagements may be planned and executed as multi-year projects, the initial contract term is typically one year or less, running through the next September 30 after the contract is signed, and may contain options to annually extend the term through the end of the project. Extensions are generally awarded each October 1 through the end of the project in conjunction with the government budgeting cycle. Our government clients reserve the right to change the scope of or terminate these projects with limited notice for lack of approved funding and at their convenience. Occasionally, congressional approval for appropriations extends beyond October 1. In such a case, we typically obtain short-term extensions to fund the project until congressional approval is obtained.

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

  •
  Government contracts, and the proceedings surrounding them, are often subject to more extensive scrutiny and publicity than commercial contracts. The number and terms of new government contracts signed can be affected significantly by political and economic factors, such as pending elections, changes in administrations, and revisions to government policies. Negative publicity related to our government contracts, regardless of its accuracy, may damage our business by affecting our ability to compete for new contracts.

  •
  We may have difficulty finding suitable professionals to enable us to comply with such regulations due to the unique experience qualifications for our consultants for some engagements.

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

Our engagements may be terminated by our clients on short notice.

        The majority of our contracts can be terminated by our clients without cause, with short notice (typically 30 days) and without penalty. When contracts are terminated unexpectedly, the costs associated with the lost revenue may not be reduced in a timely manner. Following an unexpected termination, we may not be able to rapidly deploy our consultants to other projects, which would result in under-utilization of resources. In addition, because much of our work is project-based rather than recurring in nature, we may not be able to replace cancelled contracts and maintain our utilization rates with new business. Consequently, our revenue and results of operations in subsequent periods may suffer.

Failure to maintain strong relationships with our contracting intermediaries could result in less favorable contract terms and a decline in our revenue.

        Historically, we have derived substantial revenue from government engagements in which we utilize a contracting intermediary. Although we also contract directly with the federal government through our listing with the General Services Administration, we evaluate, on a project-by-project basis, whether to use an intermediary to act as a prime contractor and provide contracting and administrative services. We expect to continue to use intermediaries as prime contractors for certain contracts with the federal government or with other governmental entities when appropriate. In such cases, we will enter into agreements with such intermediaries that define the terms of our arrangement such as payment terms and specific deliverables. Future terms with contracting intermediaries may be less favorable than the terms under which we currently operate. Financial difficulties of an intermediary could cause a delay in remission of government funds to us and force us to seek other intermediaries.

We enter into fixed, task-based and incentive fee engagements with our clients and unexpected costs, delays or failures to achieve anticipated cost reductions or performance improvements could make our contracts less profitable.

        We charge for our professional services and solutions based on fixed fee arrangements, task-based fees or incentive fees. Fixed fee contracts require us to price our contracts by estimating our expenditures in advance. Our ability to properly estimate the costs and timing for completing client projects is critical to the profitability of our fixed fee contracts. Task-based contracts also require us to estimate our expenditures in advance, and an appropriate billing amount is assigned to each completed task or deliverable based on the estimated cost for each specific task. Incentive fees are based on client-specific measures, such as the achievement of specified process improvements, cost reductions or designated goals. We must estimate our costs to deliver such client-specific measures and design the incentive calculation accordingly to achieve our desired profit margin. Our cost, pricing and margin estimates reflect our professional judgment regarding our costs and the efficiencies of our consultants and processes. Any increased or unexpected costs, delays or failures to achieve anticipated cost reductions or performance improvements in connection with the performance of these engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our results of operations. Furthermore, incentive fees are affected by the client's business performance and prevailing economic conditions, both of which are beyond our control, which may cause variability in revenue and profit margins earned on such contracts and may limit our ability to forecast our future revenue.

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

  •
  the extent to which our consultants can be reassigned efficiently from one engagement to another;

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

Our gross margins and profitability will suffer if we are not able to maintain our pricing and utilization rates and control our costs.

        Our gross margin is largely a function of the fees we are able to charge for our services and solutions and the efficiency with which we are able to utilize our consultants. Accordingly, if we are not able to maintain the pricing for our services and solutions or an appropriate utilization rate for our consultants without corresponding cost reductions, our profitability will suffer. Pricing for our professional services and solutions is affected by a number of factors, including:

  •
  our clients' perceptions of our ability to add value through our services and solutions;

  •
  introduction of new services or solutions by us or our competitors;

  •
  competition for a specific contract;

  •
  pricing policies of our competitors; and

  •
  market demand for our services and solutions and general economic conditions.

Our utilization rates are also affected by a number of factors, including:

  •
  the number and size of our client engagements;

  •
  unanticipated changes in the duration or scope of client engagements;

  •
  our ability to transition consultants from completed projects to new engagements;

  •
  our ability to forecast demand for our services and solutions and thereby maintain an appropriate headcount in each area of expertise; and

  •
  our ability to manage attrition.

The consulting services industry is highly competitive and actions by competitors could render our services and solutions less competitive, causing revenue and profit margin to decline.

        The consulting services industry in which we operate is highly competitive and significantly fragmented. We compete with a large number of diverse service providers, including business operations consulting firms, financial consulting firms, management consulting firms, accounting firms, technical and economic advisory firms, regional and specialty consulting firms and internal professional resources of existing and potential clients. In addition, since there are relatively low barriers to entry into the consulting services market, we expect new entrants into our operations management consulting field to result in continued and additional future competition. Some of our competitors have significantly greater financial resources, professional staffs, industry specific expertise and name recognition than we do. Competitive pressures could reduce our market share or require us to reduce the price of our services and solutions, either of which could harm our business and results of operations. In addition, our ability to compete depends on a number of factors outside of our control, including:

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

If we are unable to attract, hire, develop, train and retain experienced consultants and sales professionals, our competitive position and financial performance could suffer.

        Our business consists primarily of the delivery of professional services and solutions and our success depends upon the efforts, abilities and project execution of our business consultants. Our consultants have highly specialized skills. If key consultants leave and we are unable to replace them with suitable candidates, we could experience difficulty in managing the affected client engagements. Professionals with requisite credentials and experience qualified to be our consultants are in great demand and we face significant competition for these professionals from our competitors, academic institutions, government entities, research firms and other organizations, including our clients. In addition, we rely on our sales professionals to develop business opportunities and client relationships. We face significant competition for these sales professionals from our competitors. Competing employers for both consultants and sales professionals may be able to offer greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than we do.

        Typically, our consultants have close relationships with the clients they serve. Our agreements with our clients typically include non-solicitation arrangements. If a client hires one of our consultants in violation of the non-solicitation provisions, we will consider any legal remedies we may have on a case-by-case basis. However, we may decide preserving cooperation and a professional relationship with our clients, or other concerns, outweigh the benefits of any possible legal recovery. Therefore, we may determine not to pursue legal action. Furthermore, our employment agreements with our employees, including consultants and sales professionals, typically include non-competition provisions. However, many states, including Texas, generally interpret non-competition clauses narrowly. Therefore, if a consultant or salesperson leaves and goes into business in competition with us or joins a competitor, we may not have reasonably available legal recourse and our client relationships could suffer. Our inability to attract, hire, develop, train and retain consultants or sales professionals could limit our ability to accept or complete engagements and adversely affect our competitive position and financial performance.

It may be difficult for us to differentiate the professional services and solutions we offer to our clients from those offered by our competitors.

        Many of our competitors offer consulting services that are similar to those provided by our consultants. Although we strive to differentiate our services and solutions by using experienced professionals to deliver improvements using our proprietary PVM approach and methodology, there can be no guarantee that potential clients will find such differentiation persuasive. If we cannot effectively differentiate our services and solutions from those offered by our competitors, our sales efforts could be adversely affected, and therefore our revenue and our results of operations could decline.

We must continually enhance our services and solutions to meet the changing needs of our clients or face the possibility of losing future business to competitors.

        Our future success will depend in part upon our ability to enhance existing services and solutions and to introduce new services and solutions to meet the requirements of our clients in a rapidly developing and evolving market. For example, certain clients may require a different methodology from what our consultants typically utilize. In such cases, we may have to train our consultants to utilize different methodologies. Some of our competitors have significantly greater financial resources, professional staffs and expertise in certain methodologies than we do. Our competitors may be able to respond more quickly to changes in client requirements. If we are unable to anticipate or respond adequately to our clients' needs, our revenue could decline and our results of operations could suffer.

Maintaining our reputation is critical to our future success.

        We have invested significant time and resources in building our reputation and name recognition. Our ability to gain market acceptance of the Thomas Group brand and to secure new engagements depends heavily on our reputation and our ability to provide high quality, reliable and cost-effective services and solutions. Some of our engagements come from former or existing clients or from referrals by former or existing clients. Consequently, if we fail to perform our services and solutions in a manner meeting our clients' expectations, our reputation may be damaged and our ability to attract new business or new consultants, our competitive position and our results of operations could suffer.

If we are unable to grow or if we fail to manage growth or fluctuations in the size of our business successfully our revenue and results of operations could be adversely affected.

        Any failure on our part to grow or to manage growth or fluctuations in the size of our business successfully could adversely affect our revenue and results of operations. We expect over time to grow our operations by expanding into other areas of the government and by strengthening our position in certain commercial sectors. Expanding our position in these areas will likely require extensive management attention and may increase our overall selling, general and administrative expenses. We also may expand by hiring additional consultants, either individually or as members of existing groups, or acquiring complementary businesses. Alternatively, from time to time, we may need to take labor force resizing actions to account for fluctuations in the level of our business. These activities could result in the diversion of management's time, attention and resources from managing and marketing our company. We also could encounter difficulties in integrating persons from other firms with diverse professional backgrounds, experiences and organizational cultures into our own organization. Expansion creates new and increased management and training responsibilities for our employees. Expansion also increases demands on our internal systems, procedures and controls and on our managerial, administrative, financial, marketing and other resources. If we do not manage growth or fluctuations in the size of our business effectively, our business, financial condition and results of operations could be adversely affected.

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

        We have only a limited ability to protect our intellectual property rights, which are important to our success. Our PVM approach and proprietary methodologies are trade secrets not capable of being patented, and there can be no assurance our competitors will not acquire or develop substantially similar methodologies or that our clients will not adopt our methodologies without our assistance. Despite our efforts to protect our proprietary trade secrets from unauthorized use or disclosure, such as use of nondisclosure and non-competition agreements with our current and former employees, our current or former employees or others may attempt to disclose, obtain or use our trade secrets. The steps we have taken to protect our proprietary trade secrets may not prevent misappropriation, particularly in foreign countries where laws or law enforcement practices may not protect intellectual property rights as fully as in the United States. The unauthorized use of our trade secrets or use of substantially similar methodologies and solutions by our competitors or others could harm our competitive position and financial performance.

If we fail to maintain adequate internal control over financial reporting, if we are unable to timely complete our assessment of the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm concludes that we have a material weakness in internal control not identified by management when required to opine on our assessment of internal control over financial reporting (beginning with the year ending December 31, 2009), we may be subject to regulatory sanctions and a loss of public confidence and the trading price of our stock could be negatively impacted.

        Effective internal controls are necessary for us to provide reliable financial reports and effectively detect and prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404, currently published SEC rules require us to perform an assessment of the effectiveness of our internal control over financial reporting and publicly disclose the assessment in our Annual Report on Form 10-K. Attestation by our independent registered public accounting firm is not required for the year ended December 31, 2008, but will be required for the year ended December 31, 2009. We dedicated significant management, financial and other resources in connection with our compliance with Section 404 in 2008. These efforts included a review of our existing internal control structure. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to conclude, on an ongoing basis, that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.

Operating internationally exposes us to special risks and factors that could negatively impact our business or operations and could result in increased expenses and declining profit margin.

        We currently operate primarily in the United States and have smaller operations in South America and Europe; however, in the future, we may expand our international operations. If our revenue from international operations does not exceed the expense associated with establishing and maintaining our international operations, our results of operations could suffer. International operations create special risks, including the following:

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

We may not pay dividends in the future.

        We ceased paying dividends after the payment for the quarter ended December 31, 2007, which was paid in January 2008. The payment of future cash dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, results of operations, cash flow, the level of our capital expenditures, restrictive covenants in our credit facility (if any), future business prospects and any other matters that our Board of Directors deems relevant. There can be no assurance that we will pay dividends in the future.

We may need additional capital in the future, and this capital may not be available to us. The raising of additional capital may dilute stockholders' ownership in us.

        We may need to raise additional funds through public or private debt or equity financings in order to:

  •
  expand our international operations;

  •
  develop new services and solutions;

  •
  respond to competitive pressures; or

  •
  pursue strategic acquisitions.

        Any additional capital raised through the sale of equity may dilute stockholders' ownership percentage in us. We believe that existing cash resources and cash generated from current operations will be sufficient to satisfy our operating cash needs at least through December 31, 2009. Any future decreases in our operating income, cash flow, or stockholders' equity may impair our future ability to raise additional funds to finance operations. Any additional financing we may need may not be available on terms favorable to us, or at all. Our inability to raise additional financing, if needed, could have adverse consequences to the existing stockholders and to us.

Our certificate of incorporation, bylaws, and Delaware law may discourage an acquisition of our company.

        Provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In addition, our directors and significant stockholders Gen. John T. Chain, Jr. and Mr. Edward P. Evans currently have and may continue to have a significant ownership interest in our common stock which could make it difficult for a third party to acquire a majority of our outstanding common stock.

ITEM 1B.    Unresolved Staff Comments.

        None.

ITEM 2.    Properties.

        We believe the following facilities are adequate for our current needs:

  •
  We lease approximately 26,000 square feet of office space at our principal executive office in Irving, Texas under a lease which expires in March 2012.

  •
  We lease space for our Troy, Michigan office which expires March 31, 2009. We expect to extend this lease through at least the end of 2009.

ITEM 3.    Legal Proceedings.

        We may become subject to various claims and other legal matters, such as collection matters initiated by us in the ordinary course of conducting our business. We believe neither such claims and other legal matters nor the cost of prosecuting or defending such claims and legal matters will have a material adverse effect on our results of operations, financial condition or cash flows. No material claims are currently pending; however, no assurances can be given that future claims, if any, will not be material.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant's Common Equity

        Our common stock is listed on the Nasdaq Global Market under the symbol "TGIS." The stock prices set forth below represent the highest and lowest sales prices per share of our common stock for the indicated quarters as reported on the Nasdaq Global Market, as well as the dividends declared during these periods:

Quarter Ended	Dividends Declared	High	Low
December 31, 2008	$0	$1.89	$0.29
September 30, 2008	$0	$3.69	$1.42
June 30, 2008	$0	$3.01	$2.14
March 31, 2008	$0	$7.96	$2.02
December 31, 2007	$0.10	$10.66	$6.40
September 30, 2007	$0.10	$14.18	$7.84
June 30, 2007	$0.10	$12.90	$8.56
March 31, 2007	$0.10	$14.94	$10.49

Holders of Record

        As of December 31, 2008, there were approximately 77 holders of record of our common stock.

Dividends

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

        We paid dividends of $0.10 per share on January 12, 2007, April 13, 2007, July 13, 2007 and October 12, 2007. On December 6, 2007, our Board of Directors declared a dividend of $0.10 payable to shareholders of record as of December 31, 2007. This dividend was paid on January 12, 2008.

Equity Compensation Plan Information

        Information regarding our equity compensation plans is set forth in Item 12 in Part III of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Issuer Repurchases of Shares

        In January and October of 1999, we announced two stock repurchase plans for up 250,000 and 500,000 shares, respectively, to be purchased on the open market. In August 2000, we announced an additional stock repurchase plan of up to 750,000 shares to be purchased on the open market. On March 6, 2008, we announced that our Board of Directors authorized us to repurchase the then-remaining 505,450 shares from time to time, subject to market conditions. In October 2008, our Board of Directors approved an expansion of our stock repurchase program, authorizing us to repurchase up to an additional 300,000 shares from time to time, subject to market conditions.

        During the first quarter of 2008, we established a written plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, which provides for the purchase of shares of our common stock in support of our announced share repurchase program. During the year ended December 31, 2008, we repurchased 496,909 shares for total aggregate consideration of $983,509, or an average of $1.98 per share including commissions and fees.

        As of March 27, 2009, we had repurchased 567,602 shares for total aggregate consideration of $1,033,130, or $1.82 per share including commissions and fees, and 237,848 shares remained eligible for repurchase under our Board-approved repurchase program.

        The table below shows information on the stock repurchases for the fourth quarter of 2008:

Period	Total Number of Shares Purchased	Average Cost Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
October 2008	87,947	$1.61	87,947	394,842
November 2008	33,455	$0.92	33,455	361,387
December 2008	52,846	$0.61	52,846	308,541

*
includes fees and commissions

ITEM 6.    Selected Financial Data.

        The following table presents selected consolidated financial information that has been prepared based on our audited consolidated financial statements for each of the fiscal years in the five-year period ended December 31, 2008. The financial statements for each of the fiscal years ended December 31, 2008, 2007, 2006, 2005 and 2004 have been audited by Hein & Associates LLP, an independent registered public accounting firm.

        This information should be read in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. Historical operating and statistical information may not be indicative of our future performance.

        Our audited financial statements included herein and the following selected historical financial data for the five-year period ended on that date reflect the effects of our reclassification of the assets, liabilities and results of operations of our operations in Switzerland as discontinued operations. Such operations were liquidated in 2005.

        The results for 2004 and 2005 reflect the restatement prior to the end of 2006 related to a self-reported investigation of historical stock option practices and related accounting during the period 1988 to 2006.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	In thousands, except per share and share data
Revenue	$25,121	$55,869	$59,478	$43,062	$30,020
Operating expenses	33,682	45,341	44,571	34,793 (a)	27,428

Operating income	(8,561)	10,528	14,907	8,269	2,592
Other income (expense), net	296	530	362	(13)	(279)

Income from continuing operations before income taxes	(8,265)	11,058	15,269	8,256	2,313
Income taxes (benefit)	(2,450)	4,012	3,764	311	(21)

Income from continuing operations before the cumulative effect of a change in accounting principle	(5,815)	7,046	11,505	7,945	2,334
Gain (loss) on discontinued operations, net of related income tax expense (benefit) effect of $0, $0, $0, $58, and $(44), for the years 2008, 2007, 2006, 2005 and 2004, respectively	—	—	1	(1,212)	(893)

Income before the cumulative effect of a change in accounting principle	(5,815)	7,046	11,506	$6,733	$1,441
Cumulative effect of a change in accounting principle, net of related income tax benefit of $0.5 in 2005	—	—	—	(10)	—

Net income	$(5,815)	$7,046	$11,506	$6,723	$1,441

Price per share of common stock:
Basic earnings per share:
Income from continuing operations	$(0.53)	$0.64	$1.06	$0.76	$0.25
Loss on discontinued operations, net of tax	—	—	—	(0.12)	(0.10)

Net income	$(0.53)	$0.64	$1.06	$0.64	$0.15
Diluted earnings per share:
Income from continuing operations	$(0.53)	$0.63	$1.04	$0.75	$0.22
Loss on discontinued operations, net of tax	—	—	—	(0.12)	(0.08)

Net Income	$(0.53)	$0.63	$1.04	$0.63	$0.14

Dividends per share:	$—	$0.40	$0.30	$0.05	$—
Weighted average shares:
Basic	10,977,300	10,990,225	10,812,117	10,512,703	9,658,131
Diluted	10,977,300	11,191,271	11,065,088	10,702,375	10,548,922

(a)
Includes $0.6 million in losses related to renewal of a contract subleasing excess office space to a third party.

	Year ended December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data
Working capital	$13,211	$19,323	$16,787	$8,188	$3,084
Total assets	$17,154	$25,939	$24,043	$13,031	$6,549
Long-term obligations, including current maturities	$202	$238	$103	$274	$1,412
Total stockholders' equity	$15,251	$21,544	$18,663	$8,494	$2,489

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

Overview

        We are a professional services firm that executes and implements process improvements and culture change management operations strategies to produce improved operational and financial performance for our clients globally. We are a Delaware corporation founded in 1978 and headquartered in Irving, Texas.

        Through our proprietary Process Value Management™, or PVM™, methodology, our consultants refine processes throughout an organization to give our clients a competitive advantage that increases revenues, lowers costs, and generates cash. With our more than 30 years of change management experience, innovation, and knowledge leadership, we have demonstrated our ability to apply this methodology in a wide variety of organizations.

        Process Value Management is our proprietary methodology to identify, prioritize, and quantify the amount and timing of cross-functional business improvement opportunities. The PVM approach and methodology is designed to help an organization increase overall effectiveness by focusing on performance drivers throughout the organization like speed (cycle time), quality (first pass yield), and productivity. The PVM approach and methodology is widely applicable to almost all types of enterprises, including government entities, military organizations, for-profit companies, and not-for-profit enterprises, to help drive sustainable improvements in operations and reduced costs.

        For marketing purposes, we are now organized into five practices. These practices, which focus our marketing efforts into client industry sectors, are

  •
  Aerospace and Defense Contractors,

  •
  Government (including all branches of the U.S. military),

  •
  Healthcare,

  •
  Transportation and Logistics, and

  •
  Industrial.

        In the future we may create additional practices as we see potential market opportunities in other areas. Our practice leaders and principals are responsible for sales and marketing to prospective clients with support from our business development staff. Our business development personnel are responsible for developing sales tools and assisting with proposals, as well as developing and extending awareness of our brand "Thomas Group."

        We perform services and provide solutions for clients pursuant to contracts that generally have terms of two weeks to one year, although some contracts may be for a longer term. We are compensated for our professional services and solutions in one or more of three ways:

  •
  fixed fees,

  •
  task-based fees, or

  •
  incentive fees.

        Our fee type and structure for each client engagement depends on a number of variables, including the size of the client, the complexity and geographic dispersion of its business, the extent of the opportunity for us to improve the client's processes and other factors. Our contracts are often cancellable by our clients upon as little as 30 days' notice. We do not report backlog because we believe the uncertainties associated with cancelable contracts, particularly in our commercial business, may render such information misleading.

        The majority of our revenue is derived from fixed fee and task-based fee contracts.

        Fixed fee revenue is recognized on the proportional performance model (which approximates the percentage completion method), based on direct labor hours expended and, when applicable, the completed performance model. In order to calculate the completion ratio on a given project, time and effort to date are divided by the total estimated time and effort for the entire project. This ratio is then multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date. A few of our fixed fee contracts, primarily assessments, are recognized using the completed contract performance model as these contracts are generally one to six weeks in duration and conclude with a presentation or agreed upon deliverable to the clients' management. Revenues attributable to fixed fees were 42%, 11% and 8% of consolidated revenue for the years ended December 31, 2008, 2007, and 2006, respectively.

        Task-based fees are recognized as revenue when the relevant task, as defined in the contract, is completed, usually on a monthly basis. Revenues attributable to task-based fees were 49%, 88% and 91% of consolidated revenue for the years ended December 31, 2008, 2007, and 2006, respectively.

        Incentive fees, in some cases, may be earned based on improvements in a variety of client performance measures typically involving cycle time, asset utilization and productivity. Incentive fee revenue is recognized in the period in which the related client improvements are achieved and we obtain the client's acceptance. Our incentive fee agreements with our clients define in advance the performance improvement standards that will form the basis for the payment of incentive fees. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, we obtain customer agreement to these achievements prior to recognizing revenue. Typically these contracts are for commercial customers and they provide for a base fee and an additional incentive fee earned according to a formula in the contract. Incentive fees are affected by our clients' business performance and prevailing economic conditions. Revenues attributable to incentive fees were 2%, 0% and 0% of consolidated revenue for the years ended December 31, 2008, 2007, and 2006, respectively. As of December 31, 2008, we had three contractual agreements that provided for incentive fees in addition to fixed fees. While incentive fees are not currently a significant portion of our revenue, earlier in our history they have been more significant. As we attempt to diversify our business in the future to include more commercial work, incentive fees could again become a more significant portion of our revenue.

        Reimbursement revenue represents our clients' repayment of our mutually agreed upon travel expenses as incurred. All billable travel expenses are submitted to and approved by the client. Revenues attributable to reimbursement were 7%, 1% and 1%, for the years ended December 31,

2008, 2007, and 2006, respectively. For some clients, the fixed fee or task-based fee is inclusive of travel. In these cases, the travel expense in included in cost of sales.

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

        Sublease losses and income arose from the sublease contracts we maintained with subtenants in our former Reston, VA and Troy, MI offices. Losses are generally the result of a subtenant defaulting on a lease or at the termination of a lease in which we anticipate that the future subtenant income will not be sufficient to recoup our costs associated with the subleased office space. Sublease income is recognized generally upon the termination of a sublease in which we, as a result of the termination, are able to avoid future anticipated costs previously recognized as sublease losses. As of December 31, 2008, we no longer maintain any sublease contracts and no longer lease these facilities which were subject to these subleases. We currently maintain a lease for a small office at a different location in Troy, MI.

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

        We paid dividends of $0.10 per share on January 12, 2007, April 13, 2007, July 13, 2007 and October 12, 2007. On December 6, 2007, our Board of Directors declared a dividend of $0.10 payable to shareholders of record as of December 31, 2007. This dividend was paid on January 12, 2008.

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

Deferred Revenue

        We occasionally receive advance payments of a portion of our fees. Advance payments are classified as deferred revenue upon receipt and recorded as revenue when earned.

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

        In addition to timing differences arising from operating assets and liabilities, we also record deferred tax assets for the tax benefits of net operating losses and foreign tax credits. For United States federal tax purposes, at December 31, 2002, we had net operating loss, or NOL, carryovers of approximately $4.2 million. Under the Section 382 limitation, discussed below, $0.7 million was used to offset United States taxable income in 2003. In 2004, $0.2 million expired under Section 382, but an $8.1 million in United States net operating loss was generated, resulting in a balance of $11.4 million at December 31, 2004. In 2005, we used $8.1 million of the net operating loss to offset United States taxable income and used $0.2 million of the net operating loss carryforward limited under Section 382, resulting in a net operating loss carryforward balance of $3.1 million at December 31, 2005. In each of fiscal years 2006, 2007 and 2008, we used $0.2 million of the net operating loss carryforward balance, resulting in a $2.9 million balance at December 31, 2006, and a $2.8 million balance at December 31, 2007 and 2008.

        In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2006, however, we determined that a valuation allowance was only appropriate on approximately $117,000 of the NOL carryforward, due to annual limitations under Section 382, and therefore, we removed $1.8 million of the valuation during 2008, we adjusted the valuation allowance by decreasing it by $59,000, resulting in a $58,000 balance at December 31, 2008.

        If future analyses of the positive and negative evidence indicate that it is more likely than not that some portion or all of the net deferred tax asset will not be realized, a partial or full valuation allowance may be required, which could have a negative effect on net income in the period that it becomes more likely than not that deferred tax assets will not be realized.

        We adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $40,000 increase in the liability for unrecognized tax benefits, which was recorded as a reduction of retained earnings in our Consolidated Balance Sheets at January 1, 2007. The liability for unrecognized tax benefits was subsequently reversed upon settlement with the IRS during a routine audit. We see no significant changes to the facts and circumstances underlying our reserves and allowances. We recognize deductible interest accrued related to tax penalties as interest expense in our Consolidated Statements of Operations and we recognize non-deductible accrued interest and penalties as income tax expense in our Consolidated Statements of Operations. During 2008, we recorded $8,000 in non-deductible penalties and interest.

        We are currently subject to the statutes of limitations for federal and state income taxes in the states in which we perform our services. The last year that is now closed for audit for Federal income taxes is 2004.

Accumulated Other Comprehensive Loss

        Translation of the financial statements of our operations in Europe and Asia resulted in accumulated translation adjustments of approximately $682,000 at December 31, 2004 that was required to be carried on the balance sheet as a separate component of stockholders' equity. During 2005, we liquidated our subsidiaries in Switzerland resulting in a reclassification of a $713,000 accumulated other comprehensive loss to the income statement. During 2007, we liquidated our Hong Kong subsidiary resulting in a $31,000 accumulated other comprehensive gain to the income statement. As of December 31, 2008 and December 31, 2007, we had no accumulated other comprehensive gain on the balance sheet.

Performance Share Awards

        Our performance share awards are accounted for under Financial Accounting Standards Board (FASB) Statement No. 123(R), Share Based Payment ("FAS 123(R)"). In accordance with FAS 123(R), compensation expense is recognized over the applicable period of service for performance share awards that are deemed by management to be reasonably achievable.

Government Contracts

        For the last several years we have worked extensively on engagements with two divisions of the U.S. Navy, each governed by a separate contractual agreement. One of these contracts expired March 31, 2008 and the other expired April 30, 2008. For the year ended December 31, 2007 these two contracts represented approximately 85% of our revenue, and for the year ended December 31, 2008 they represented approximately 44% of our revenue. To date, we have not fully replaced the revenue that was previously generated through these expired government contracts. We continue to work on smaller programs with the U.S. Navy as well as the U.S. Air Force. We are actively working to expand our business with the entire U.S. military as well as other departments within the U.S. government.

Results of Operations

        The following sets forth certain operating data as a percentage of revenue for the periods presented:

	Percentage of Revenue For Year Ended December 31,
	2008		2007	2006
Revenue	100.0%		100.0%	100.0%
Cost of sales	59.9%		48.3%	47.0%

Gross profit	40.1%		51.7%	53.0%
Selling, general and administrative	74.2%		32.9%	27.9%

Operating income	(34.1%	)	18.8%	25.1%
Interest income (expense), net	1.2%		1.0%	0.6%

Income from continuing operations before income taxes	(32.9%	)	19.8%	25.7%
Income taxes	(9.8%	)	7.2%	6.4%

Net income	(23.1%	)	12.6%	19.3%

Years Ended December 31, 2008 and 2007

Revenue

        Total revenue decreased $30.8 million, or 55%, to $25.1 million in 2008, from $55.9 million in 2007. The overall decrease in revenues was comprised of a net decrease in revenue from our U.S. government clients due a reduced number of active contracts and the natural ending of two of our U.S. Navy programs in the first quarter of 2008. The decrease in revenues was partially offset by gains in commercial revenues, which were derived primarily from new programs and program expansions among our commercial clients. Typically, our initial customer engagement consists of a paid assessment followed by a longer, more extensive program. During 2008, we recorded revenues on 48 assessments and programs from 32 different customers compared to 38 assessments and programs with 22 different customers during 2007. There were two assessments completed or started in 2008 that, as of December 31, 2008, had not yet led to a subsequent assessment or program.

        Fixed fee revenues increased $4.6 million, or 79%, to $10.4 million, or 42% of revenue, in 2008 from $5.8 million, or 10% of revenue, in 2007. The increase in fixed fee revenues is attributable to the rise in the number of active commercial contracts. During 2008, we derived fixed fee revenues from 37 assessments and programs from 26 different customers, versus 29 programs and assessments from 19 different customers in 2007. In 2008, we recorded fixed fee revenues from five customers with multiple engagements, versus four customers with multiple engagements in 2007.

        Task-based revenues decreased $36.8 million, or 75%, to $12.4 million, or 49% of revenue, in 2008, from $49.2 million, or 88% of revenue, in 2007. The decrease in task-based revenues relates to the decrease in the number of active programs with the United States government. During 2008, we derived task-based revenues on eight assessments and programs from six customers, versus nine assessments and programs from three customers in 2007. In both 2008 and 2007, we recorded task-based revenues from two customers with multiple engagements.

        Incentive fee revenue was $0.5 million, or 2% of revenues, in 2008. We had no incentive revenues for 2007. Although we continue to offer a portion of our fees contingent on performance based metrics, our more recent customers have preferred fixed fee or task-based arrangements.

        Reimbursement revenues increased $1.0 million, or 116%, to $1.8 million, or 7% of revenues, from $0.8 million, or 2%, in 2007. The increase in the number of commercial contracts is primarily responsible for the increase in reimbursement revenues.

        North America region revenue decreased $35.0 million, or 62%, to $20.8 million in 2008, from $55.4 million in 2007. Revenues from United States government contracts decreased $36.4 million, or 74%, to $13.1 million from $49.5 million in 2007. Revenues from contracts with commercial clients in the United States increased $2.4 million, or 41%, to $8.3 million from $5.9 million in 2007.

        Our South America region revenue was $0.6 million in 2008. We had no revenue in South America in 2007.

        Our Europe region revenue increased $3.2 million, or 724%, to $3.7 million in 2008, from $0.4 million in 2007.

        Our Asia/Pacific region had no revenue in 2008 compared to $24,000 in 2007. The decrease is due to our inability to continue programs initiated in 2007 and to generate new programs in 2008. During the second quarter of 2008, we closed our office in the Asia/Pacific region.

Gross Profit

        Gross profit for 2008 decreased $18.8 million to $10.1 million, or 40% of revenue, from $28.9 million, or 52% of revenue, in 2007. Costs of sales, which is a component of gross profit, consists of direct labor, travel, and other direct costs incurred by our consultants to provide services to our clients and to complete client related projects, including training. The drop in year-over-year gross profit is due to the decrease in our utilization rates related to a slowdown of our government programs beginning in April 2008.

Selling, General and Administrative

        Selling, general and administrative expense for 2008 increased $0.2 million, or 1%, to $18.6 million from $18.4 million in 2007. The $0.2 million increase is related primarily to a $1.8 million increase in costs incurred in utilizing unassigned consultants to work on sales efforts, as compared to the prior year when a majority of these individuals were working on billable client projects, a $0.3 million increase in stock-based compensation, $0.5 million in severance costs related to the reduction in our labor force during the second quarter of 2008, and a $0.3 million increase in bad debt allowance. This increase was partially offset by a $1.0 million decrease in sales commission and employee bonus, a $0.4 million decrease in payroll costs related to reduction in the sales staff, $1.0 million decrease in professional expenses related primarily to the review of our historical stock option practices in the first half of 2007, a $0.4 million decrease in the cost of outside contractors used due to the decline in activity, and a $0.1 million decrease in other costs due to the decline in activity and the number of consultants we employed as compared to the same period in 2007.

Sublease Losses

        On August 1, 2006, we learned that the subtenant of our Reston, Virginia office had filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code on July 31, 2006. On September 28, 2006, we signed an occupancy agreement with the bankruptcy trustee, creating a rent reserve balance of $96,000 at December 31, 2006. During 2007, we amortized the balance ratably against rent expense until the expiration of the lease on October 31, 2007. As of December 31, 2008, we no longer leased space in the location which was subject to the sublease.

Income Taxes

        During 2008, we recorded income tax benefit of $2.5 million compared to income tax expense of $4.0 million during 2007. Our effective tax rate for 2008 was 34%, compared to 36% in 2007. The decrease in tax expense and resulting effective rate is due primarily to the operating loss during the year 2008 and the decrease in the valuation allowance explained below.

        From 2001 to 2005, we had provided a valuation allowance for the full amount of our net deferred tax assets. During 2006, however, we determined that a valuation allowance was appropriate on only approximately $117,000 of the NOL carryforward, due to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and therefore we removed $1.8 million of the valuation allowance. At December 31, 2008, we further reduced the valuation allowance by $59,000 to $58,000.

        We continue to provide a valuation allowance of approximately $58,000 against our net deferred tax assets against net operating loss carryforwards subject to annual limitation under Section 382. While the factors listed above were considered in assessing the sufficiency of a valuation allowance, there is no assurance an adjustment to the valuation allowance would not need to be made in the future if information about future years change. Any change in the valuation allowance would impact our income tax provision and net income in the period in which such a determination is made.

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

        Fixed fee revenues increased $1.3 million, or 28%, to $5.9 million, or 11% of revenue, in 2007 from $4.6 million, or 8% of revenue, in 2006. The increase in fixed fee revenues is attributable to the rise in the number of active commercial contracts. During 2007, we derived fixed fee revenues from 29 assessments and programs from 19 different customers, versus 19 programs and assessments from 12 different customers in 2006. In 2007, we recorded fixed fee revenues from four customers with multiple engagements, versus three customers with multiple engagements in 2006.

        Task-based revenues decreased $5.1 million, or 9%, to $49.2 million, or 88% of revenue, in 2007, from $54.3 million, or 91% of revenue, in 2006. The decrease in task-based revenues relates primarily to the number of active programs with the United States government. During 2007, we derived task-based revenues on nine assessments and programs from three customers, versus 17 assessments and programs from five customers in 2006. In 2007, we recorded task-based revenues from two customers with multiple engagements verses 2006 when we had multiple engagements with each of our task-based customers.

        We had no incentive revenues for both fiscal years 2007 and 2006. Although we continue to offer a portion of our fees contingent on performance based metrics, during these years customers preferred fixed fee or task-based arrangements.

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

Gross Profit

        Gross profit for 2007 decreased $2.6 million to $28.9 million, or 51.7% of revenue, from $31.5 million, or 53% of revenue, in 2006. Costs of sales, which is a component of gross profit, consists of direct labor, travel, and other direct costs incurred by our Consultants to provide services to our clients and to complete client related projects, including training. The drop in year-over-year gross profit is due to deterioration in our utilization rates related to a slowdown of our government programs in the fourth quarter and higher than normal utilization rates in the first and second quarters of 2006. At December 31, 2007, we had 106 full and part time Consultants and 8 active contractors serving on active assessments and programs for our clients compared to 118 full and part time Consultants and 3 contractors at December 31, 2006.

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

        At December 31, 2007 we continued to provide a valuation allowance of approximately $117,000 against our net deferred tax assets against net operating loss carryforwards subject to annual limitation under Section 382. While the factors listed above were considered in assessing the sufficiency of a valuation allowance, there is no assurance an adjustment to the valuation allowance would not need to be made in the future if information about future years change. Any change in the valuation allowance would impact our income tax provision and net income in the period in which such a determination is made.

        We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $40,000 increase in the liability for unrecognized tax benefits, which was recorded as a reduction of retained earnings in our Consolidated Balance Sheets at January 1, 2007. The liability for unrecognized tax benefits was subsequently reversed upon settlement with the IRS during a routine audit. We see no significant changes to the facts and circumstances underlying our reserves and allowances. We recognize deductible interest accrued related to tax penalties as interest expense in our Consolidated Statements of Operations and we recognize non-deductible accrued interest and penalties as income tax expense in our Consolidated Statements of Operations. During 2007, we recorded $67,000 in non-deductible penalties and interest.

        We are currently subject to the statutes of limitations for federal and state income taxes in the states in which we perform our services.

Quarterly Results

        The following table sets forth certain unaudited operating results for each of the four quarters in the two years ended December 31, 2008. This information has been prepared on the same basis as the audited financial statements and, in our opinion, includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented.

	2008				2007
	For the Three Months Ended				For the Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	In thousands, except per share data
Revenue	$12,438	$5,378	$3,832	$3,474	$14,906	$13,958	$13,470	$13,535
Gross profit	5,993	1,980	1,094	995	7,485	7,077	7,097	7,232
Operating income	463	(3,016)	(3,271)	(2,736)	2,824	2,764	2,898	2,042
Net income	$366	$(1,893)	$(2,285)	$(2,003)	$1,798	$1,882	$1,921	$1,445
Earnings per share:
Basic	$0.03	$(0.17)	$(0.21)	$(0.19)	$0.16	$0.17	$0.17	$0.13
Diluted	$0.03	$(0.17)	$(0.21)	$(0.19)	$0.16	$0.17	$0.17	$0.13
Weighted average shares:
Basic	11,073	11,076	10.973	10,787	10,937	10,943	11,039	11,040
Diluted	11,320	11,076	10,972	10,787	11,225	11,134	11,121	11,181
Stock Price(a):
High	$3.00	$2.33	$1.83	$0.55	$14.94	$12.90	$14.18	$10.66
Low	$2.02	$2.20	$1.47	$0.29	$10.49	$8.56	$7.84	$6.40
Close	$2.53	$2.21	$1.60	$0.51	$11.91	$10.51	$9.14	$7.43

(a)
These stock prices represent the highest and lowest sales prices per share of our common stock as reported on the Nasdaq Global Market. Our common stock is listed on the Nasdaq Global Market under the symbol "TGIS."

Liquidity and Capital Resources

        For the year ended December 31, 2008, net cash used in operating activities was $1.1 million, compared to net cash provided by operating activities of $9.4 million for the year ended December 31, 2007. This decrease is due primarily to our operating loss for the year 2008, a decrease in our accrued liabilities and an increase in income tax receivable, offset by the increased collection of our accounts receivable balance, as compared to 2007.

        For the year ended December 31, 2008, net cash used for investing activities was $0.1 million, consisting of computer and software purchases, compared to $0.9 million for the year ended December 31, 2007, consisting primarily of improvements to our training facility located at our Irving, Texas office.

        Cash used for financing activities for the year ended December 31, 2008 was $2.5 million including the $1.2 million payment of dividends for the fourth quarter of 2007 which were paid in 2008, the $1.0 million purchase of stock under our stock repurchase plan, and the $0.2 million net tax effect of stock issuances compared to $5.0 million in the year ended December 31, 2007, consisting primarily of $0.6 million for the net tax effect of stock issuances and $4.4 million for the payment of dividends. We discontinued the payment of dividends for quarters ended after December 31, 2007.

        Pursuant to a resolution of the Board of Directors to repurchase up to 505,450 shares, on March 6, 2008 we entered into a Rule 10b5-1 repurchase plan to establish a systematic program authorizing a stockbroker to execute repurchases in accordance with the terms of the Rule 10b5-1 plan. After a waiting period, repurchases commenced on April 7, 2008. In October 2008, our Board of Directors approved an expansion of our stock repurchase program, authorizing us to repurchase up to an additional 300,000 shares from time to time, subject to market conditions.

        During the year ended December 31, 2008, we repurchased 496,909 shares for a total of $983,509, or an average of $1.98 per share including commissions and fees.

$5.5 million Credit Facility with JPMorgan Chase Bank, N.A.

        On December 15, 2006, we entered into a credit agreement with JPMorgan Chase Bank, N.A. to be used for ongoing working capital needs and general corporate purposes. We have not drawn on this credit facility and at December 31, 2008, we had a zero balance on such credit facility. The obligations under this credit facility are secured by first priority liens on all of our accounts and proceeds thereof. This credit facility also imposes certain affirmative and negative covenants on our operations and business. This credit facility will mature on March 31, 2009, at which time it will terminate. Based on our projected forecast for 2009, we do not currently anticipate the continued need for this credit facility. We have notified the bank that we will not request a renewal or extension of this line of credit upon its expiration on March 31, 2009. We do not anticipate that there will be any outstanding balance at the time of maturity.

Our Liquidity Plan

        In view of the expiration of our U.S. Navy contracts in 2008, our ability to generate cash from operations will be determined primarily by our ability to generate substantial new revenue. Our ability to generate this required new revenue will be affected by prevailing economic conditions, among other factors. We have taken steps to reduce our costs in many areas, and we will continue to do so to the maximum extent we believe is prudent. If future cash flows and capital resources are insufficient to meet our obligations and commitments, we may be forced to reduce or delay activities and capital expenditures, or obtain additional equity capital or take other steps to refinance our business.

        Our ability to maintain gross margins, control costs and generate cash flow from operations in the future will determine our ability to arrange debt facilities in the future. We regularly evaluate our business to enhance our liquidity position. We currently believe that our available working capital is sufficient to provide the necessary resources to enable us to grow in 2009. Our cash balance at December 31, 2008 was $8.3 million, or $0.76 per diluted share. We expect to receive tax refunds in the first half of 2009 of approximately $3.6 million. For the past several years, we have had a line of credit available to us, but we have not drawn on it for over three years. Based on our current forecast of revenues and expenses for 2009, we believe that we will not need to access a line of credit in 2009. In part to reduce costs, we have notified the bank that we will not request an extension of our line of credit when it expires on March 31, 2009.

Inflation

        Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the years ended December 31, 2008, 2007 or 2006. However, there can be no assurance our business will not be affected by inflation in the future.

Off-Balance Sheet Arrangements

        At December 31, 2008, and 2007, we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Contractual Obligations

        The amounts of our contractual obligations at December 31, 2008, as well as the maturity of these commitments, are as follows:

	Payment due in
Contractual Obligations	Total	2009	2010–2011	2012–2013	Later Years
	in thousands
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	2,165	659	1,368	138	—
Purchase obligations	935	632	301	2	—
Deferred rent obligations	247	37	185	25	—

Total	$3,347	$1,328	$1,854	$165	$—

        Long-term debt obligations:    At December 31, 2008, we had no long-term debt obligations. Through March 31, 2009 we continue to have availability under our $5.5 million line of credit with JPMorgan Chase, N.A. We have notified the bank that we will not request a renewal or extension of this line of credit upon its expiration on March 31, 2009.

        Capital lease obligations:    At December 31, 2008, we had no capital lease obligations.

        Operating lease obligations:    Operating lease obligations consist of office rental commitments for our offices in Irving, Texas and Troy, Michigan. Various equipment leases for copiers, postage meters and laptop computers are maintained under operating leases.

        Purchase obligations:    Purchase obligations include legally binding contracts for goods or services, primarily maintenance agreements for software and equipment, telecommunications contracts, and contracts for other services that ranged from one year to three years in duration at inception of the agreement.

ITEM 8.    Financial Statements and Supplementary Data.

        See Index to Consolidated Financial Statements on page F-1. Supplementary quarterly financial information for us is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

ITEM 9A(T).    Controls and Procedures.

        Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our Chief Executive Officer and our Chief Financial Officer have concluded that, in their judgment, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us, including our subsidiaries, in the reports we file, or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our published financial statements.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

        This Annual Report on Form 10-K does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting during our fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information.

        There was no information required to be disclosed in a report on Form 8-K in the fourth quarter of 2008 which was not reported.

 PART III

ITEM 10.    Directors and Executive Officers of the Registrant.

        The information required by this Item 10 is incorporated herein by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders, which will be filed on or before April 30, 2009.

        We make available free of charge on our Internet web site (http://www.thomasgroup.com) the Code of Business Conduct and Ethics applicable to all of our employees including our chief executive officer, chief financial officer and principal accounting officer. We will make immediate disclosure by a current report on Form 8-K and on our web site of any change to, or waiver from, the Code of Business Conduct and Ethics for our principal executive and senior financial officers. We will also provide to any person without charge, upon request, a copy of such code of ethics. Please send your written request to: Thomas Group, Attn: CFO, 5221 N. O'Connor Blvd, Suite 500, Irving, TX 75039.

ITEM 11.    Executive Compensation.

        The discussion under "Executive Compensation" in our Proxy Statement for our 2009 Annual Meeting is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management.

        The discussion under "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for our 2009 Annual Meeting of Stockholders is incorporated herein by reference.

        The following table provides information related to the number of shares to be issued upon exercise of all outstanding options, warrants and rights and the number of shares available for future issuance under our equity compensation plans at December 31, 2008.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	826,825	(1)(2)	$0.38	886,666
Equity compensation plans not approved by security holders	—		—	—

Total	826,825		$0.38	886,666

(1)
These plans include the Thomas Group, Inc. 1988, 1992 and 1997 Stock Option Plans and the Non-Employee Director Plan, the 2005 Omnibus Stock and Incentive Plan, and the 2008 Omnibus Stock and Incentive Plan.

(2)
The number of shares is subject to adjustments for changes resulting from stock dividends, stock splits, recapitalizations and similar events.

ITEM 13.    Certain Relationships and Related Transactions.

        The discussion under "Certain Relationships and Related Transactions" in our Proxy Statement for our 2009 Annual Meeting is incorporated herein by reference.

ITEM 14.    Principal Accounting Fees and Services.

        The discussion under "Principal Accounting Fees and Services" in our Proxy Statement for our 2009 Annual Meeting is incorporated herein by reference.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules.

(a)(1)	See "Index to Consolidated Financial Statements" on page F-1 of this Annual Report on Form 10-K.
(a)(2)	The financial statement schedules required by this item are included in the accompanying notes to the consolidated financial statements beginning on page F-7 of this Annual Report on Form 10-K.
(a)(3)	Documents filed as part of this Annual Report on Form 10-K are listed sequentially by subsection in the Exhibit Index at Part IV, Item 15(b).
(b)	Documents filed as part of this Annual Report on Form 10-K are listed sequentially by subsection in the following Exhibit Index.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Thomas Group, Inc. filed July 10, 1998, with the State of Delaware Office of the Secretary of State (filed as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
3.2	Amended and Restated By-Laws dated May 30, 2001 (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).
3.3	Amendment No. 1 to Amended and Restated By-Laws dated March 25, 2009 (filed as Exhibit 3.1 to our Current Report on Form 8-K filed March 26, 2009 and incorporated herein by reference).
4.1	Specimen Certificate evidencing Common Stock (filed as Exhibit 4.1 to our 1993 Registration Statement on Form S-1 (file No. 33-64492) and incorporated herein by reference).
10.1	Credit Agreement dated December 15, 2006 between Thomas Group, Inc. and JPMorgan Chase, N.A. (filed as Exhibit 10.1 to our Current Report on Form 8-K filed December 22, 2006 and incorporated herein by reference).
10.2	Amendment No. 1 to Loan Agreement dated February 13, 2007 between Thomas Group, Inc. and JPMorgan Chase, N.A. (filed as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).
10.3	Amendment No. 2 to Loan Agreement dated June 13, 2007 between Thomas Group, Inc. and JPMorgan Chase, N.A. (filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).
10.4	Amendment No. 3 to Loan Agreement dated November 9, 2007 between Thomas Group, Inc. and JPMorgan Chase, N.A. (filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

Exhibit Number		Description
	10.5	2005 Omnibus Stock and Incentive Plan for Thomas Group, Inc. dated December 19, 2005, as amended December 23, 2005 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed December 27, 2005 and incorporated herein by reference).
	10.6	Net Profit Restricted Share Award agreement for James T. Taylor dated December 20, 2005 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed December 27, 2005 and incorporated herein by reference).
	10.7	Share Price Restricted Share Award agreement for James T. Taylor dated December 23, 2005 (filed as Exhibit 10.4 to our Current Report on Form 8-K filed December 27, 2005 and incorporated herein by reference).
	10.8	Amendment to the Amended and Restated Note and Warrant Purchase Agreement between Thomas Group Inc., General John T. Chain, Jr. and Edward P. Evans dated April 27, 2007 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed May 3, 2007 and incorporated herein by reference).
	10.9	Second Amendment to Note and Warrant Purchase Agreement, dated February 19, 2008, by and among Thomas Group Inc., John T. Chain, Jr. and Edward P. Evans (filed as Exhibit 10.1 to our Current Report on Form 8-K filed February 25, 2008 and incorporated herein by reference).
	10.10	Employment Agreement, dated February 19, 2008, by and between Thomas Group, Inc. and Michael E. McGrath (filed as Exhibit 10.2 to our Current Report on Form 8-K filed February 25, 2008 and incorporated herein by reference).
	10.11	2008 Omnibus Stock and Incentive Plan of Thomas Group, Inc (filed as Exhibit 10.1 to our Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference).
	10.12	Employment Agreement, dated March 4, 2008, by and between Thomas Group, Inc. and Earle Steinberg (filed as Exhibit 10.2 to our Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference).
	10.13	Restricted Share Award dated March 1, 2008 granted to Michael E. McGrath (filed as Exhibit 10.3 to our Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference).
	10.14	Performance Share Award dated March 1, 2008 granted to Michael E. McGrath (filed as Exhibit 10.4 to our Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference).
	10.15	Restricted Share Award dated March 10, 2008 granted to Earle Steinberg (filed as Exhibit 10.1 to our Current Report on Form 8-K filed March 11, 2008 and incorporated herein by reference).
	10.16	Performance Share Award dated March 10, 2008 granted to Earle Steinberg (filed as Exhibit 10.1 to our Current Report on Form 8-K filed March 11, 2008 and incorporated herein by reference).
*	21	Subsidiaries of the Company.
*	23	Consent of Hein & Associates LLP.
*	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Irving, State of Texas, on March 30, 2009.

THOMAS GROUP, INC.
By:	/s/ EARLE STEINBERG Earle Steinberg President and Chief Executive Officer

POWER OF ATTORNEY

        Each individual whose signature appears below constitutes and appoints Earle Steinberg such person's true and lawful attorney-in-fact and agent with full power of substitution and re-substitution, for such person and in such person's name, place, and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ EARLE STEINBERG Earle Steinberg	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2009
/s/ FRANK TILLEY Frank Tilley	Vice President and Interim Chief Financial Officer (Principal Financial Officer)	March 30, 2009
/s/ MICHAEL E. MCGRATH Michael E. McGrath	Executive Chairman of the Board	March 29, 2009
/s/ JOHN T. CHAIN, JR. John T. Chain, Jr.	Director	March 30, 2009
/s/ EDWARD P. EVANS Edward P. Evans	Director	March 27, 2009
/s/ DORSEY R. GARDNER Dorsey R. Gardner	Director	March 30, 2009
/s/ DAVID B. MATHIS David B. Mathis	Director	March 27, 2009

ANNUAL REPORT ON FORM 10-K
ITEM 8, and 15(a)(1) and (c)
LIST OF FINANCIAL STATEMENTS
CERTAIN EXHIBITS
FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2008
THOMAS GROUP, INC.
IRVING, TEXAS
FORM 10-K—ITEM 15(a)(1)
Thomas Group, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        The following consolidated financial statements of Thomas Group, Inc. are included in response to Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Thomas Group, Inc.
Irving, TX

        We have audited the accompanying consolidated balance sheets of Thomas Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of Thomas Group, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thomas Group, Inc. at December 31, 2008 and 2007 and the consolidated results of operations and cash flows of Thomas Group, Inc. for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        We were not engaged to examine management's assertion about the effectiveness of Thomas Group, Inc.'s internal control over financial reporting as of December 31, 2008 included in Management's Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ HEIN & ASSOCIATES LLP

Dallas, Texas
March 30, 2009

THOMAS GROUP, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	In thousands, except share data
ASSETS
Current Assets
Cash and cash equivalents	$8,349	$11,990
Trade accounts receivable, net of allowance of $11 and $45 at December 31, 2008, and 2007, respectively	1,432	9,487
Unbilled receivables	456	271
Deferred tax asset, net of allowance of $16 and $45 at December 31, 2008 and 2007, respectively	466	717
Income tax receivable	3,650	866
Other current assets	559	149

Total Current Assets	14,912	23,480
Property and equipment, net of accumulated depreciation of $2,140 and $1,640 at December 31, 2008, and 2007, respectively	881	1,254
Deferred tax asset, net of allowance of $42 and $72 at December 31, 2008 and 2007, respectively	1,330	1,155
Other assets	31	50

	$17,154	$25,939

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$892	$1,502
Accrued wages and benefits	740	1,492
Income taxes payable	69	—
Dividends payable	—	1,163

Total Current Liabilities	1,701	4,157

Other long-term obligations	202	238

Total Liabilities	1,903	4,395

Commitments and Contingencies (Note 9)
Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 13,793,541 and 13,593,541 shares issued and 10,716,306 and 11,039,665 shares outstanding at December 31, 2008, and 2007, respectively	$138	$136
Additional paid-in capital	31,392	30,826
Retained earnings	7,225	13,041
Treasury stock, 3,077,235 and 2,553,876 shares at December 31, 2008 and 2007, respectively, at cost	(23,504)	(22,459)

Total Stockholders' Equity	15,251	21,544

	$17,154	$25,939

See accompanying notes to consolidated financial statements.

 THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	In thousands, except per share and share data
Consulting revenue before reimbursements	$23,339	$55,042	$58,843
Reimbursements	1,782	827	635

Total revenue	25,121	55,869	59,478

Cost of sales before reimbursable expenses	13,277	26,151	27,336
Reimbursable expenses	1,782	827	635

Total cost of sales	15,059	26,978	27,971

Gross profit	10,062	28,891	31,507
Selling, general and administrative	18,623	18,363	16,616
Sublease (gain) loss	—	—	(16)

Operating income (loss)	(8,561)	10,528	14,907
Interest income, net of expense	296	530	362

Income (loss) from continuing operations before income taxes	(8,265)	11,058	15,269
Income tax expense (benefit)	(2,450)	4,012	3,764

Income (loss) from continuing operations	(5,815)	7,046	11,505
Gain (loss) on discontinued operations, net of related tax expense effect of $0, for the years 2008, 2007 and 2006, respectively	—	—	1

Net income (loss)	$(5,815)	$7,046	$11,506

Earnings (loss) per share:
Basic	$(0.53)	$0.64	$1.06

Diluted	$(0.53)	$0.63	$1.04

Weighted average shares:
Basic	10,977,300	10,990,225	10,812,117

Diluted	10,977,300	11,191,271	11,065,088

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Treasury Stock
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount				Shares	Amount	Total
	In thousands, except share data
Balance as of January 1, 2006	13,209,119	$132	$28,533	$2,257	$31	2,553,876	$(22,459)	$8,494
Exercise of stock options	281,511	3	409					412
Deferred compensation from restricted stock grants			1,180					1,180
Discounted common stock options under employee stock option plans			(47)					(47)
Tax benefit of options exercised			401					401
Dividends				(3,283)				(3,283)
Net Income				11,506				11,506

Balance as of December 31, 2006	13,490,630	$135	$30,476	$10,480	$31	2,553,876	$(22,459)	$18,663

Exercise of stock options	6,488		63					63
Issuance of restricted stock grants for common stock	96,423	1	(391)					(390)
Deferred compensation from restricted stock grants			829					829
Tax benefit of options exercised			(151)					(151)
Cumulative effect of change in accounting for uncertain tax positions				(40)				(40)
Dividends				(4,445)				(4,445)
Foreign currency translation adjustment reclassified to net gain, net of tax (Note 1(n))					(31)			(31)
Net Income				7,046				7,046

Total Comprehensive Income								7,015
Balance as of December 31, 2007	13,593,541	$136	$30,826	$13,041	$—	2,553,876	$(22,459)	$21,544

Exercise of stock options	100,000	1	(236)					(235)
Issuance of restricted stock grants for common stock	100,000	1	1,081					1,080
Tax benefit of options exercised			(279)					(279)
Share repurchase						496,909	(984)	(984)
Acquistion of treasury stock for taxes on exercise of stock options						26,450	(61)	(61)
Net Income				(5,815)				(5,815)

Balance as of December 31, 2008	13,793,541	$138	$31,392	$7,225	$—	3,077,235	$(23,504)	$15,251

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	In thousands of dollars
Cash Flows from Operating Activities:
Net income (loss)	$(5,815)	$7,046	$11,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	500	441	346
Amortization	19	19	19
(Gain)/loss on disposal of assets	—	18	(2)
Bad debt	338	—	—
(Gain)/loss on subleases	—	—	(16)
Translation adjustment	115	(31)	—
Stock based compensation expense	846	829	1,180
Discounted stock option grant expense net of cancellations	—	—	(47)
Other	(58)	—	5
Change in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	7,614	2,831	(3,936)
(Increase) decrease in unbilled receivables	(185)	81	(48)
(Increase) decrease in deferred tax asset	76	(2)	(1,294)
(Increase) decrease in other assets	(411)	99	(52)
Increase (decrease) in accounts payable and accrued liabilities	(1,409)	(443)	(353)
Increase (decrease) in other liabilities	(3)	—	—
(Increase) decrease in income tax receivable	(2,784)	—	—
Increase (decrease) in income taxes payable	70	(1,505)	54

Net cash (used in) provided by operating activities	(1,087)	9,383	7,362
Cash Flows From Investing Activities:
Proceeds from sale of assets	—	13	5
Capital expenditures	(126)	(884)	(472)

Net cash used in investing activities	(126)	(871)	(467)
Cash Flows From Financing Activities:
Issuance (Repurchase) of common stock	(1,044)	1	3
Proceeds from exercise of stock options	—	(461)	409
Dividends	(1,163)	(4,395)	(2,703)
Tax effect of option exercises	(279)	(151)	401

Net cash used in financing activities	(2,486)	(5,006)	(1,890)
Effect of exchange rate changes on cash	58	—	(2)

Net change in cash	(3,641)	3,506	5,003
Cash and cash equivalents
Beginning of year	11,990	8,484	3,481

End of year	$8,349	$11,990	$8,484

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008

Note 1 Summary of Significant Accounting Policies

        (a)    The Company—Thomas Group, Inc. is a professional services firm that executes and implements process improvements and culture change management operations strategies to produce improved operational and financial performance for our clients globally. Through our proprietary Process Value Management™, or PVM™, methodology, our consultants refine processes throughout an organization to give our clients a competitive advantage that increases revenues, lowers costs, and generates cash. With our more than 30 years of change management experience, innovation, and knowledge leadership, we have demonstrated our ability to apply this methodology in a wide variety of organizations.

        The Company was incorporated under the laws of the State of Delaware in June 1978.

        (b)    Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain amounts from prior years have been reclassified to conform to the 2008 presentation.

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

        The following table reconciles basic earnings per share to diluted earnings per share under the provisions of FAS 128.

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	In thousands, except per share data
Year Ended December 31, 2008
Basic earnings per share	$(5,815)	10,977	$(0.53)
Effect of dilutive securities:
Options	—	—	—

Diluted earnings per share	$(5,815)	10,977	$(0.53)

Year Ended December 31, 2007
Basic earnings per share	$7,046	10,990	$0.64
Effect of dilutive securities:
Options	—	201	(0.01)

Diluted earnings per share	$7,046	11,191	$0.63

Year Ended December 31, 2006
Basic earnings per share	$11,506	10,812	$1.06
Effect of dilutive securities:
Options	—	253	(0.02)

Diluted earnings per share	$11,506	11,065	$1.04

        Total stock options and warrants outstanding in 2008, 2007 and 2006 not included in the diluted earnings per share computation due to their antidilutive effects are approximately 103,679, 26,000, and

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

35,000, respectively. Such options and warrants are excluded due to exercise prices exceeding the average market value of our common stock in 2008, 2007 and 2006.

        (d)    Management's Estimates and Assumptions—The presentation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We review all significant estimates affecting the financial statements on a recurring basis and record the effect of any necessary adjustments prior to issuance of the financial statements. We consider revenue recognition, the allowance for bad debt, and the valuation allowance for deferred taxes, to be the most significant estimates.

        (e)    Advertising—We expense the costs of advertising as incurred. Advertising expense was $0.05 million for the year ended December 31, 2008 and $0.1 million for each of the years ended December 31, 2007 and 2006.

        (f)    Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. We record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

        Depreciation is calculated on an accelerated declining balance or straight-line basis over the estimated useful lives of the various assets as follows:

Furniture and fixtures	5-7 Years
Equipment	3-7 Years
Leasehold improvements	2-10 Years
Computer software	3 Years

        (g)    Revenue—We generally derive our revenue from fees for the implementation of business operations improvement programs delivered by our consultants. Total revenue consists of fees and other billings derived from fixed fees, task-based fees, incentive fees and reimbursed travel expenses. Our fee type and structure for each client engagement depends on a number of variables, including the size of the client, the complexity and geographic dispersion of its business, the extent of the opportunity for us to improve the client's processes and other factors.

        Fixed fee revenue is recognized on the proportional performance model (which approximates the percentage completion method), based on direct labor hours expended and, when applicable, the completed performance model. In order to calculate the completion ratio on a given project, time and effort to date are divided by the total estimated time and effort for the entire project. This ratio is then multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date. A few of our fixed fee contracts, primarily assessments, are recognized using the completed contract performance model as these contracts are generally one to six weeks in duration and conclude with a presentation or agreed upon deliverable to the clients' management. Task-based fees are recognized as revenue when the relevant task is completed, usually on a monthly basis.

        Incentive fees are tied to improvements in a variety of client performance measures typically involving cycle time, asset utilization and productivity. Incentive fee revenue is recognized in the period

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

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

        (h)    Unbilled Receivables—Although fixed fee revenue recognition generally coincides with billings, as an accommodation to our client, we may structure fee billings to increase in the latter stages of a program. In such instances, revenues recognized for services provided but not yet billed are recorded as unbilled receivables.

        (i)    Deferred Revenue—We occasionally receive advance payments of a portion of our fees. Advance payments are classified as deferred revenue upon receipt and recorded as revenue when earned.

        (j)    Income Taxes—Income taxes are calculated using the asset and liability method required by Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes ("SFAS 109"). Deferred income taxes are recognized for the tax consequences resulting from timing differences by applying enacted statutory tax rates applicable to future years. These timing differences are associated with differences between the financial and the tax basis of existing assets and liabilities. Under FAS No. 109, a statutory change in tax rates will be recognized immediately in deferred taxes and income. Net deferred taxes are recorded both as a current deferred income tax asset and as other long-term liabilities based upon the classification of the related timing difference. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. All available evidence, both positive and negative, is considered when determining the need for a valuation allowance. Judgment is used in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. In accordance with SFAS No. 109, evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain.

        In addition to timing differences arising from operating assets and liabilities, we also record deferred tax assets for the tax benefits of net operating losses and foreign tax credits. For United States federal tax purposes, at December 31, 2002, we had net operating loss, or NOL carryovers of approximately $4.2 million. Under the Section 382 limitation, discussed below, $0.7 million was used to offset United States taxable income in 2003. In 2004, $0.2 million expired under Section 382, but an $8.1 million in United States net operating loss was generated, resulting in a balance of $11.4 million at December 31, 2004. In 2005, we used $8.1 million of the net operating loss to offset United States taxable income and used $0.2 million of the net operating loss carryforward limited under Section 382, resulting in a net operating loss carryforward balance of $3.1 million at December 31, 2005. In each of fiscal years 2006 and 2007, we used $0.2 million of the net operating loss carryforward balance, resulting in a $2.9 million balance at December 31, 2006, and a $2.8 million balance at December 31, 2007 and 2008.

        In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2006, we determined that a valuation allowance was only appropriate on approximately $117,000 of the NOL carryforward,

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

due to annual limitations under Section 382, and therefore, we removed $1.8 million of the valuation allowance. As of December 31, 2008, we reduced the valuation allowance by $59,000, resulting in a $58,000 balance at year end.

        If future analyses of the positive and negative evidence indicate that it is more likely than not that some portion or all of the net deferred tax asset will not be realized, a partial or full valuation allowance may be required, which could have a negative effect on net income in the period that it becomes more likely than not that deferred tax assets will not be realized.

        We adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $40,000 increase in the liability for unrecognized tax benefits, which was recorded as a reduction of retained earnings in our Consolidated Balance Sheets at January 1, 2007. The liability for unrecognized tax benefits was subsequently reduced to $0 upon settlement with the IRS during a routine audit. We see no significant changes to the facts and circumstances underlying our reserves and allowances. We recognize deductible interest accrued related to tax penalties as interest expense in our Consolidated Statements of Operations and we recognize non-deductible accrued interest and penalties as income tax expense in our Consolidated Statements of Operations. During 2008, we recorded $8,000 in non-deductible penalties and interest.

        (k)    Cash and Cash Equivalents—Cash equivalents consist of highly liquid investments with original maturities of three months or less.

        (l)    Accounts Receivable and Allowance for Doubtful Accounts—We record trade receivables related to billings to our clients for operations and process improvement services. Trade receivables normally have terms of 30 to 60 days. We have no interest provision for past due trade accounts receivable. Trade accounts receivable are considered past due when the amount due is still uncollected at the time the terms per the trade receivable have expired. An allowance for doubtful accounts is provided when necessary and is evaluated periodically on a client-by-client basis. Amounts more than 120 days past due are charged to bad debt expense. For the year ended December 31, 2008 we wrote off $338,000 in receivables which were charged to bad debt expense. In the year ended December 31, 2007, we wrote off $92,000 in receivables.

        (m)    Concentration of Credit Risk—Financial instruments that potentially subject us to concentrations of credit risk consist solely of trade receivables for which the carrying value equals fair value as determined by actual billings, offset by any applicable reserves or allowances. We encounter a certain amount of credit risk as a result of a concentration of unsecured receivables among a few significant clients. The trade receivables (in dollars and as a percentage of revenue) from such significant customers are set forth below.

	December 31, 2008		December 31, 2007
	$ thousands	% of AR	$ thousands	% of AR
Client A	$496	24%	$—	0%
Client B	$314	16%	$—	0%
Client C	$85	4%	$1,258	12%
Client D	$27	1%	$3,683	36%
Client E	$—	0%	$3,720	37%

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

        As of December 31, 2008, allowances assessed against trade receivables were $0.01 million compared to $0.05 million at December 31, 2007.

        As of December 31, 2008, we had cash balances in demand deposit accounts with two large U.S. banks and one European bank in excess of the insured amounts. In total, the amount on deposit in our accounts with these banks was $1.77 million, of which $1.05 million was in excess of the amounts insured under FDIC insurance or the temporary Transaction Account Guarantee Program. Short term working capital in excess of operating needs is invested in a short term money market fund which invests in U.S. government securities sponsored by one of the U.S. banks referenced above. The amounts invested in this money market fund totaled $6.8 million at December 31, 2008. The funds in the money market fund are not guaranteed or insured.

        (n)    Foreign Currency Translation—Our reporting and functional currency is the United States dollar. Monetary assets such as cash in other currencies are remeasured at the period end exchange rate. Accounts receivable and accounts payable are translated based on the rate at the time the transaction is recorded. Revenue and expense transactions are measured at the average exchange rate for the period. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. We recorded a $58,000 remeasurement gain, a $244 remeasurement loss, and a $3,000 remeasurement loss for the years ending December 31, 2008, 2007, and 2006, respectively. There is no translation adjustment to the separate component of stockholders' equity or adjustment to comprehensive income.

        Prior to the liquidation of our foreign operations and the change of our reporting and functional currency to the United States dollar for all operations, all adjustments resulting from the translation of foreign currency financial statements were recorded and reported as a separate component of stockholders' equity titled "Accumulated other comprehensive loss." Generally accepted accounting principles require these amounts to be reclassified to the income statement and recorded as a non-cash charge to operations upon discontinuance of the operations causing such currency adjustments. During 2007, we liquidated our Hong Kong subsidiary resulting in a $31,000 accumulated other comprehensive gain on the income statement.

        (o)    Comprehensive Income—Comprehensive income includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders.

        (p)    Stock Based Compensation—We grant performance share awards, restricted stock and incentive and non-qualified stock options to certain of our directors, officers, and employees. We have reserved 2,000,000 shares of common stock for issuance under our stock and incentive plans, of which 886,666 remain authorized and available for grant.

        On March 1, 2008, the Compensation and Corporate Goverance Committee of our Board of Directors (the "Compensation Committee") and our Board of Directors, upon the Compensation Committee's recommendation, approved a new incentive compensation plan titled the 2008 Omnibus Stock and Incentive Plan for Thomas Group, Inc. (the "2008 Omnibus Plan").

        The 2008 Omnibus Plan provides a means for us to grant awards to officers, employees or consultants in the form of options, restricted shares, performance awards, and stock appreciation rights. A total of 1,000,000 shares of our common stock was reserved for issuance pursuant to awards to be made under the 2008 Omnibus Plan. The 2008 Omnibus Plan received stockholder approval at our 2008 Annual Meeting of Stockholders held on June 26, 2008.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

        (q)    Recent Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on our reported financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of this statement did not have a material effect on our financial statements, as we did not elect the fair value option.

        In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (Statement 141R) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51 (Statement 160). Statements 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at "full fair value" and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. Statement 141R will be applied to business combinations occurring after the effective date. Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The adoption of this statement has not had a material effect on our financial statements, and we do not expect it to have such an effect until we have a future transaction to which it is applicable.

Note 2 Financing Agreements and Liquidity

        On December 15, 2006, we entered into a credit agreement with JPMorgan Chase Bank, N.A. This credit agreement forms the basis of a $5.5 million revolving line of credit maturing March 31, 2009. Interest on the outstanding amount under the credit facility is payable either quarterly or at the end of the applicable LIBOR interest period elected by the Company, at a rate equal to, at our option, either (i) the bank's prime rate then currently in effect minus 1.5% or (ii) the LIBOR rate plus 1.25%. Our obligations under the credit facility are secured by a security interest in our accounts and related collateral as well as a security interest in our equity ownership of all subsidiaries. We have notified the bank that we will not request an extension of our line of credit when it expires on March 31, 2009.

        Total interest expense for 2008 was $8,000, comprised of $14,000 related to our credit facility, $(13,000) for the write off of excess interest on tax penalties related to the review of our historical stock option granting procedures and $7,000 for interest on Federal and state tax.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (Continued)

Note 2 Financing Agreements and Liquidity (Continued)

        Total interest expense for 2007 was $27,000, comprised of $14,000 related to our credit facility and $13,000 for interest on tax penalties related to the review of our historical stock option granting procedures.

        Total interest expense for 2006 was $14,000, all of which related to our credit facility.

        We had no borrowings, repayments, or outstanding balance on our current credit facility as of December 31, 2008 and we were in compliance with all of our debt covenants. At December 31, 2007 and 2006, we had no outstanding balances on the current or former lines of credit.

        For the last several years we have worked on engagements with two divisions of the U.S. Navy, each governed by a separate contractual agreement. One of these contracts expired March 31, 2008 and the other expired April 30, 2008. For the year ended December 31, 2008 these two contracts represented approximately 44% of our revenue, and for the year ended December 31, 2007 they represented approximately 85% of our revenue. The expiration of these contacts resulted in a significant decline in revenue in 2008 compared to 2007, and a net loss for the year ended December 31, 2008.

        Our cash balance was $8,349,000 at December 31, 2008, and we expect to receive tax refunds from Federal income taxes of approximately $3.6 million during the first half of 2009. Based on our forecasts of results for 2009, we project that the cash balance plus the tax refunds should provide sufficient liquidity to meet our needs through the end of 2009, although circumstances may change to negatively impact our forecast. In this event, we could be required to seek other sources of liquidity during 2009. There can be no assurance that such additional liquidity would be available, or available on terms acceptable to us.

Note 3 Other Assets

	December 31,
	2008	2007
	In thousands of dollars
Prepaid expenses	$585	$126
Current receivables	5	54
Investment in Texas Stadium Suite, net of accumulated amortization	—	19

	590	199
Less current portion	(559)	(149)

	$31	$50

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (Continued)

Note 4 Property and Equipment

	December 31,
	2008	2007
	In thousands of dollars
Equipment	$1,044	$1,029
Furniture and fixtures	541	541
Leasehold improvements	990	982
Computer software	446	342

	3,021	2,894
Less accumulated depreciation and amortization	(2,140)	(1,640)

	$881	$1,254

        During the year ended December 31, 2007, we identified approximately $950,000 in fixed assets with related accumulated depreciation of approximately $915,000, which were no longer utilized. We recorded a loss of approximately $22,000 upon disposal of these assets.

Note 5 Accounts Payable and Accrued Liabilities

	December 31,
	2008	2007
	In thousands of dollars
Accounts payable trade	$571	$534
Accrued travel	133	591
Other accrued liabilities	188	377

	$892	$1,502

Note 6 Accrued Wages and Benefits

	December 31,
	2008	2007
	In thousands of dollars
Accrued salaries and benefits	$410	$496
Accrued bonuses and sales commissions	330	996

	$740	$1,492

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (Continued)

Note 7 Income Taxes

        The domestic and foreign source components of income (loss) from continuing operations before taxes are as follows:

	Years Ended December 31,
	2008	2007	2006
	In thousands of dollars
Domestic sources	$(8,670)	$11,389	$15,422
Foreign sources	405	(331)	(153)

	$(8,265)	$11,058	$15,269

        The reconciliation of income tax from continuing operations computed at the United States federal statutory tax rate to our effective income tax rate is as follows:

	Years Ended December 31,
	2008	2007	2006
	In thousands of dollars
Income taxes at statutory rate	$(2,808)	$3,747	$5,192
Effect on taxes resulting from:
State taxes	81	247	385
Utilization of federal and foreign net operating losses, less benefit received	—	—	(199)
AMT credit adjustment	30	—	—
Change in valuation allowance	(59)	—	(1,763)
Non-deductible compensation and other	306	18	149

Income tax expense (benefit)	$(2,450)	$4,012	$3,764

        Federal, state and foreign income tax expense (benefit) from continuing operations consists of the following:

	Years Ended December 31,
	2008	2007	2006
	In thousands of dollars
Current tax expense (benefit):
Federal	$(2,734)	$3,477	$5,051
State	131	383	584
	$(2,603)	$3,860	$5,635
Deferred tax expense (benefit):
Federal	161	160	(1,731)
State	(8)	(8)	(140)

	153	152	(1,871)

	$(2,450)	$4,012	$3,764

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (Continued)

Note 7 Income Taxes (Continued)

        Significant components of our net deferred tax assets (liabilities) for federal and state income taxes are as follows:

	December 31,
	2008	2007
	In thousands of dollars
Deferred tax assets:
Current:
Accrued expenses	$362	$244
Allowance for doubtful accounts	120	15
Net operating loss carryforward	—	59
Deferred compensation	—	444
Valuation allowance	(16)	(45)

Net current deferred tax asset	466	717
Non-current:
Depreciation	(9)	—
Minimum tax credit carryforward	—	197
Net operating loss carryforward	1,124	1,030
Deferred compensation	257	—
Valuation allowance	(42)	(72)

Net non-current deferred tax asset	1,330	1,155

Total deferred tax assets	1,796	1,872
Deferred tax liabilities	—	—

Net deferred tax asset	1,796	$1,872

        At December 31, 2008, we had $2.8 million of United States federal net operating loss carryforwards. These carryforwards are subject to a $0.2 million Section 382 annual limitation expiring 2022. At December 31, 2008, we had approximately $3.6 million of state net operating loss carryovers, expiring at various times.

        From 2001 to 2005, we had provided a valuation allowance for the full amount of the net deferred tax assets. During 2006, however, we determined that a valuation allowance was only appropriate on approximately $117,000 of the net operating loss ("NOL") carryforwards, due to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and therefore, we removed $1.8 million of the valuation allowance. During 2008, we removed approximately $59,000 of the valuation allowance. As of December 31, 2008, we had approximately $58,000 of the valuation allowance. These carryforwards are subject to a $0.2 million Section 382 annual limitation expiring 2022. We continue to provide a valuation allowance of approximately $58,000 against our net deferred tax assets against net operating loss carryforwards subject to annual limitation under Section 382. While the factors listed above were considered in assessing the sufficiency of a valuation allowance, there is no assurance an adjustment to the valuation allowance would not need to be made in the future if information about future years change. Any change in the valuation allowance would impact our income tax provision and net income in the period in which such a determination is made.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (Continued)

Note 7 Income Taxes (Continued)

        We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $40,000 increase in the liability for unrecognized tax benefits, which was recorded as a reduction of retained earnings in our Consolidated Balance Sheets at January 1, 2007. The liability for unrecognized tax benefits was subsequently reversed upon settlement with the IRS during a routine audit. We see no significant changes to the facts and circumstances underlying ours reserves and allowances.

        We recognize deductible interest accrued related to tax penalties as interest expense in our Consolidated Statements of Operations and we recognize non-deductible accrued interest and penalties as income tax expense in our Consolidated Statements of Operations. During 2008, we recorded $8,000 in non-deductible penalties and interest.

        We are subject to the statutes of limitations for federal and state income taxes in the states in which we perform our services.

Note 8 Employee Benefit Plans

        We sponsor a 401(k) retirement plan. We may match a portion of the participants' contributions or make profit-sharing contributions. Participants vest in our contributions ratably over five years and may join when hired. Matching contributions were $587,000, $958,000 and $919,000 for the years ending December 31, 2008, 2007, and 2006, respectively.

Note 9 Commitments and Contingencies

Operating lease commitments

        We lease office space and various types of office equipment under non-cancelable operating leases. Rent expense related to these operating leases totaled $1.0 million in 2008, $1.1 million in 2007, and $1.7 million for 2006.

        In June 2006, we entered into a lease agreement for our current office space in Irving, Texas. The lease agreement became effective September 1, 2006, and expires on March 31, 2012. Minimum lease payments required under non-cancelable operating lease arrangements, including office leases, subsequent to December 31, 2008, are as follows:

Operating Leases
In thousands of dollars
2009	$659
2010	755
2011	613
2012	138
Thereafter	—

Total minimum lease payments	$2,165

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (Continued)

Note 9 Commitments and Contingencies (Continued)

Sublease losses

        During June 2006, we terminated a portion of our former Troy, Michigan office lease and our related sublease agreement resulting in a gain of $16,000. We currently lease a small office in Troy, MI in a different location.

        On August 1, 2006, we learned the subtenant of our Reston, Virginia office had filed bankruptcy under Chapter 7 of the U.S. Bankruptcy code on July 31, 2006. On September 28, 2006, we signed an occupancy agreement with the bankruptcy trustee, creating a rent reserve balance of $96,000 at December 31, 2006. During 2007, we amortized the balance ratably against rent expense until the expiration of the lease on October 31, 2007. As of December 31, 2007 and December 31, 2008 we had no sublease agreements and we no longer leased the office which was subject to this sublease.

Contingencies

        At times we have become subject to various claims and other legal matters, such as collection matters initiated by us, in the course of conducting our business. We believe neither such claims and other legal matters nor the cost of prosecuting or defending such claims and other legal matters will have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

Note 10 Segment, Geographical and Major Customer Information

Segment and Geographical Information

        We provide services within one industry segment. During 2007 and 2006, we conducted business primarily in North America, and had limited operations in Europe and Asia/Pacific. During 2008, we continued to conduct business primarily in North America, but we increased our business in Europe

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (Continued)

Note 10 Segment, Geographical and Major Customer Information (Continued)

and had one client in South America. The geographical revenue and long-lived asset information is shown below:

	North America	South America	Europe	Asia/Pacific	Total
	In thousands
Year ended December 31, 2008:
Revenue	$20,860	$573	$3,688	—	$25,121
Income/(loss) from continuing operations before income taxes	(6,220)	115	290	—	(5,815)
Long-lived assets	881	—	—	—	881
Year ended December 31, 2007:
Revenue	$55,397	—	$448	$24	$55,869
Income/(loss) from continuing operations before income taxes	11,389		(191)	(140)	11,058
Long-lived assets	1,254	—	—	—	1,254
Year ended December 31, 2006:
Revenue	$59,407	—	—	$71	$59,478
Income (loss) from continuing operations before income taxes	15,422	—	—	(153)	15,269
Long-lived assets	616	—	—	—	616

Major Customer Information

        During 2008, one client accounted for approximately $6.9 million, or 33%, of North America revenues and another client accounted for approximately $4.2 million, or 20%, of North America revenues. A third client accounted for approximately $3.4 million, or 16%, of North America revenues. One client accounted for approximately $3.1 million, or 85%, of Europe revenues and another client accounted for approximately $0.4 million, or 11%, of Europe revenues. One client accounted for approximately $0.6 million, or 100%, of South America revenues.

        During 2007, one client accounted for approximately $24.8 million, or 44%, of North America revenues. Another client accounted for approximately $23.0 million, or 41%, of North America revenues. One client accounted for approximately $25,000, or 100%, of Asia/Pacific revenues. One client accounted for approximately $405,000, or 90%, of Europe revenues.

        During 2006, one client accounted for approximately $29.1 million, or 50%, of North America revenues. Another client accounted for approximately $24.8 million, or 42%, of North America revenues. One client accounted for approximately $67,000, or 94%, of Asia/Pacific 2006 revenues.

        There were no other clients from whom revenue exceeded 10% of any one geographical region's revenues in the years ended December 31, 2008, 2007, and 2006.

        Our two largest clients in each of these three years were two divisions of the U.S. Navy, and our engagements with these clients were governed by two separate contracts. One of these contracts expired March 31, 2008 and the other expired April 30, 2008. For 2008 these contracts together accounted for $11.1 million in revenue. Due in significant part to the expiration of these contracts, our inability to

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (Continued)

Note 10 Segment, Geographical and Major Customer Information (Continued)

promptly generate new client engagements sufficient to replace the lost revenue, and our inability to reduce our fixed costs by a proportional amount, we incurred a net loss of $5.8 million for the year ended December 31, 2008. Although we were able in 2008 to develop new business that replaced a portion of this lost revenue, if we are unable in 2009 to generate new client engagements that are sufficient to offset all, or a substantial part, of this lost revenue, it is probable that we will incur a loss in 2009 as well.

Note 11 Related Party Transactions

  None

Note 12 Stock Based Awards

Options and Restricted Stock Awards

        On December 12, 2006, at a special meeting of stockholders, stockholders owning approximately 65% of the outstanding common stock voted to approve the 2005 Omnibus Stock and Incentive Plan (the "2005 Omnibus Plan") and the awards thereunder. This approval reserved 1,000,000 shares of our common stock to become available for awards as options, stock appreciation rights, restricted shares or performance awards. Pursuant to the 2005 Omnibus Plan, awards for 650,000 shares of restricted stock were initially granted to employees in 2005 with vesting occurring over a three to five year period, dependent on achieving various profit levels and market price per share. During the year ended December 31, 2006, awards for an additional 50,000 shares of restricted stock were granted to employees and during the year ended December 31, 2007 awards for an additional 30,000 shares of restricted stock were granted to employees. These awards automatically terminate and expire on the earlier of (i) the date on which all restricted shares have become vested shares, or (ii) the date the holder's full-time employment with us is terminated for any reason, and upon the date of such separation all restricted shares which have not previously vested will be permanently forfeited. The 2005 Omnibus Plan will terminate on December 20, 2015.

        On March 1, 2008, the Compensation and Corporate Governance Committee of the Company's Board of Directors (the "Compensation Committee") and the Company's Board of Directors, upon the Compensation Committee's recommendation, approved a new incentive compensation plan titled the 2008 Omnibus Stock and Incentive Plan for Thomas Group, Inc. (the "2008 Omnibus Plan"). The 2008 Omnibus Plan provides a means for the Company to grant awards to officers, employees or consultants in the form of options, restricted shares, performance awards and stock appreciation rights. A total of 1,000,000 shares of the Company's common stock was reserved for issuance pursuant to awards to be made under the 2008 Omnibus Plan. The 2008 Omnibus Plan received stockholder approval at the Company's 2008 Annual Meeting of Stockholders, held on June 26, 2008. The 2008 Omnibus Plan will terminate on March 1, 2018.

        On March 1, 2008, the Compensation Committee granted Michael McGrath, the Company's newly appointed Executive Chairman, an initial award of 100,000 restricted shares of the Company's common stock and a performance share award entitling Mr. McGrath to receive up to 350,000 shares of the Company's common stock if certain conditions related to the Company's profitability are satisfied. The initial restricted share award was granted pursuant to the 2005 Omnibus Plan. The performance share award was granted pursuant to the 2008 Omnibus Plan.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (Continued)

Note 12 Stock Based Awards (Continued)

        On March 10, 2008, the Compensation Committee granted Earle Steinberg, the Company's newly appointed President and Chief Executive Officer, an initial award of 50,000 restricted shares of the Company's common stock and a performance share award entitling Mr. Steinberg to receive up to 380,000 shares of the Company's common stock if certain conditions related to the Company's profitability are satisfied. The initial restricted share award was granted pursuant to the 2005 Omnibus Plan. The performance share award was granted pursuant to the 2008 Omnibus Plan.

        The 100,000 restricted shares granted to Mr. McGrath vested upon the date of grant. The 50,000 restricted shares granted to Mr. Steinberg vested on March 10, 2009, the one year anniversary of their grant.

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

	2008	2007	2006
Dividend yield	0%	4%	2%
Expected volatility	74%	68%	73%
Risk free interest rate	3.4%	5%	5%
Expected life (years)	5	5	5

        The performance share awards are valued on the earliest date when all of the performance criteria and other required factors relating to the award are known. Compensation expense is recognized over the applicable period of service. The fair value of performance share awards is determined based on the closing price on the date when all of the factors related to the award are known. Generally this is when the targets for annual performance are determined and approved by the Company's Board of Directors.

        A summary of the status of our stock options to employees as of December 31, 2008, 2007, and 2006 and changes in the years then ended is presented below.

	2008		2007		2006
Common Option Shares	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	267,149	$7.85	356,248	$9.12	424,703	$4.74
Adjustments	—	—	(4,316)	77.52	411,865	8.48
Exercised	—	—	(6,488)	9.28	(400,045)	3.75
Forfeited	(220,324)	8.10	(78,295)	9.67	(80,275)	9.45

Outstanding at end of year	46,825	6.70	267,149	$7.85	356,248	$9.12

Options exercisable at year-end	46,825	$6.70	267,149	$7.85	356,248	$9.12

Weighted average grant-date fair value of options granted		$—		$—		$—

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (Continued)

Note 12 Stock Based Awards (Continued)

        The following table summarizes information about stock options outstanding at December 31, 2008.

		Options Outstanding and Exercisable
	Common Options
		Weighted Average Remaining Contractual Life (Years)
Exercise Price	Outstanding and Exercisable		Weighted Average Exercise Price
$0.48–7.75	14,644	3.39	$0.30
8.63–9.44	19,381.58		8.79
9.50–11.22	12,800	1.13	10.38

$0.48–11.22	46,825	1.61	$6.70

        Due to the decline in stock price during 2008, the intrinsic value was only approximately $500 for stock options outstanding and exercisable as of December 31, 2008 that had an exercise price over the closing stock price on December 31, 2008. There were no stock options exercised during 2008.

        As of December 31, 2007, the intrinsic value was approximately $103,000 for stock options outstanding and exercisable as of December 31, 2007 that had an exercise price over the closing stock price on December 31, 2007. The market price over exercise price for stock options exercised in 2007 was approximately $21,000.

        The amount of cash received from the exercise of stock options during 2007 was approximately $63,000. The amount of cash received from the exercise of stock options exercised in 2006 was approximately $412,000.

        We had no outstanding non-vested options during 2008, 2007 or 2006.

        Stock based compensation expense for the years ended December 31, 2008, 2007 and 2006 was $1.1 million, $0.8 million, and $1.2 million respectively. The restricted stock awards are summarized below:

	2008		2007		2006
Restricted Stock Awards	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding grants at beginning of year	530,000	$0.00	700,000	$0.00	650,000	$0.00
Awards Granted	880,000	$0.00	30,000	—	50,000	0.00
Vested	(200,000)	$0.00	(133,334)	—	—	—
Forfeited	(430,000)	$0.00	(66,666)	—	—	—

Outstanding grants at year end	780,000	$0.00	530,000	—	700,000	$0.00

Restricted stock exercisable at year end	—	$—	—	$—	—	$—
Weighted average grant-date fair value of restricted stock granted		$1.34		$10.54		$10.15
Weighted average life of outstanding awards (years)		8.80		5.23		6.35

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (Continued)

Note 12 Stock Based Awards (Continued)

        Of the 200,000 shares of restriced stock awards that vested during 2008, 26,450 shares were withheld in satisfaction of tax requirements.

        At December 31, 2008 there was approximately $1.8 million of stock based compensation costs related to nonvested restricted stock awards to be recognized over an average vesting period of 9.18 years.

Stock Appreciation Rights

        Effective April 8, 2003 we entered into a stock appreciation rights, or SARs, agreement with James T. Taylor, our President and Chief Executive Officer, granting him 99,351 SARs at a price of $0.42 per SAR. On September 25, 2006, Mr. Taylor notified us of his election to exercise the SARs in their entirety, subject to review by our Audit Committee of the Board of Directors ("Audit Committee"). On October 25, 2006, the Audit Committee determined the closing price of $14.02 on June 30, 2006, as reported on the Nasdaq Capital Market, was the fair market value for purposes of this SAR exercise, and approved payment to the SAR holder under the terms of the agreement. On October 25, 2006, $1.35 million was paid to Mr. Taylor under the terms of the agreement, less required withholding taxes.

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

        The total amount recorded for SARs expense was $569,000 for the year ended December 31, 2006. All outstanding SARs were exercised in 2006.

        There were no SARs activities during 2008 and 2007.

Registered Status of Award Shares

        Shares issued pursuant to stock based awards granted under the 2008 Omnibus Plan, the 2005 Omnibus Plan, the 1997 Stock Option Plan of Thomas Group, Inc., the Amended and Restated 1992 Stock Option Plan of Thomas Group, Inc. and the Amended and Restated 1988 Stock Option Plan for Thomas Group, Inc. are registered pursuant to Registration Statements on Form S-8 that have been filed with the SEC.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (Continued)

Note 14 Supplemental Disclosure of Cash Flow Information

	Years Ended December 31,
	2008	2007	2006
	In thousands of dollars
Interest paid	$14	$15	$17
Income taxes paid	$1,131	$4,501	$4,591
Other non-cash financing activities:
Dividends declared	$0	$4,445	$3,283

Note 15 Subsequent Events

        We have notified our bank that we will not seek renewal or extension of our line of credit when it expires on March 31, 2009.

Note 16 Valuation and Qualifying Accounts

        The following table summarizes the activity of the allowance for doubtful accounts and the deferred tax asset valuation allowance:

	Year Ended December 31,
	2008	2007	2006
	In thousands of dollars
Allowance for doubtful accounts:
Beginning balance	$45	$45	$45
Additions to expense	345	—	—
Reductions of allowance	(379)		—

Ending balance	$11	$45	$45

Deferred tax asset valuation allowance:
Beginning balance	$117	$117	$1,880
Additions to valuation allowance		—
Reductions of valuation allowance	(59)	—	(1,763)

Ending balance	$58	$117	$117

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (Continued)

Note 17 Selected Quarterly Financial Data (Unaudited)

	2008
	For the Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	In thousands, except per share data
Revenue	$12,438	$5,378	$3,832	$3,474
Gross profit	5,993	1,980	1,094	995
Operating income from continuing operations	463	(3,016)	(3,271)	(2,736)
Net income	$366	$(1,893)	$(2,285)	$(2,003)
Earnings per share
Basic	$0.03	$(0.17)	$(0.21)	$(0.19)
Diluted	$0.03	$(0.17)	$(0.21)	$(0.19)
Weighted average shares
Basic	11,073	11,076	10,973	10,787
Diluted	11,320	11,076	10,973	10,787

	2007
	For the Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	In thousands, except per share data
Revenue	$14,906	$13,958	$13,470	$13,535
Gross profit	7,485	7,077	7,097	7,232
Operating income from continuing operations	2,824	2,764	2,898	2,042
Net income (loss)	$1,798	$1,882	$1,921	$1,445
Earnings (loss) per share
Basic	$0.16	$0.17	$0.17	$0.13
Diluted	$0.16	$0.17	$0.17	$0.13
Weighted average shares
Basic	10,937	10,943	11,039	11,040
Diluted	11,225	11,134	11,121	11,181