Form 10-Q
period 2009-03-31
THOMAS GROUP INC
filed 2009-05-13
CIK 900017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," and "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of April 30, 2009, there were 10,675,294 shares of the registrant's common stock outstanding.

 THOMAS GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1—Financial Statements

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$7,118	$8,349
Trade accounts receivable, net of allowance of $5 and $11 at March 31, 2009 and December 31, 2008, respectively	1,607	1,432
Unbilled receivables	385	456
Deferred tax asset, current, net of allowance of $10 and $16 at March 31, 2009 and December 31, 2008, respectively	339	466
Income tax receivable	3,322	3,650
Other current assets	479	559

Total Current Assets	13,250	14,912
Property and equipment, net of accumulated depreciation of $2,230 and $2,140 at March 31, 2009 and December 31, 2008, respectively	790	881
Deferred tax asset, net of allowance of $48 and $44 at March 31, 2009 and December 31, 2008, respectively	1,591	1,330
Other assets	31	31

	$15,662	$17,154

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$809	$892
Accrued wages and benefits	577	740
Income taxes payable	97	69

Total Current Liabilities	1,483	1,701
Other long-term obligations	193	202

Total Liabilities	1,676	1,903
Commitments and Contingencies
Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 13,843,541 and 13,793,541 shares issued and 10,692,613 and 10,716,306 shares outstanding at March 31, 2009 and December 31, 2008, respectively	$138	$138
Additional paid-in capital	31,403	31,392
Retained earnings	6,001	7,225
Treasury stock, 3,150,928 and 3,077,235 shares at March 31, 2009 and December 31, 2008, respectively, at cost	(23,556)	(23,504)

Total Stockholders' Equity	13,986	15,251

	$15,662	$17,154

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Consulting revenue before reimbursements	$2,920	$12,040
Reimbursements	368	398

Total revenue	3,288	12,438

Cost of sales before reimbursable expenses	1,478	6,047
Reimbursable expenses	368	398

Total cost of sales	1,846	6,445

Gross profit	1,442	5,993
Selling, general and administrative	3,362	5,531

Operating income (loss)	(1,920)	462
Interest income, net	4	119
Other income, net	6	—

Income (loss) from operations before income taxes	(1,910)	581
Income taxes	(685)	216

Net income (loss)	$(1,225)	$365

Earnings (loss) per share:
Basic	$(0.11)	$0.03
Diluted	$(0.11)	$0.03
Weighted average shares:
Basic	10,678	11,073
Diluted	10,678	11,320

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$(1,225)	$365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	90	119
Amortization	—	5
Foreign currency translation loss	(35)
Stock based compensation expense	57	405
Bad debt expense	(5)	400
Other	31	(24)
Change in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(150)	1,995
(Increase) decrease in unbilled receivables	71	(9)
(Increase) decrease in deferred tax asset	(134)	(193)
(Increase) decrease in income tax receivable	328	—
(Increase) decrease in other assets	80	(225)
Increase (decrease) in accounts payable and accrued liabilities	(230)	369
Increase (decrease) in other liabilities	(9)	—
Increase (decrease) in income taxes payable	27	336

Net cash provided by (used in) operating activities	(1,104)	3,543
Cash Flows From Investing Activities	—	—
Cash Flows From Financing Activities:
Purchase of stock	(52)	—
Issuance of common stock	1	—
Dividends paid	—	(1,104)
Tax effect of option exercises	(45)	—

Net cash provided by (used in) financing activities	(96)	(1,104)

Effect of exchange rate changes on cash	(31)	27
Net change in cash	(1,231)	2,466
Cash and cash equivalents
Beginning of period	8,349	11,990

End of period	$7,118	$14,456

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

        1.     Basis of Presentation—The unaudited consolidated financial statements of Thomas Group, Inc. include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly our results of operations for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10-K for the 2008 fiscal year, filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results of operations for the entire year ending December 31, 2009.

        2.     Earnings Per Share—Basic earnings (loss) per share is based on the number of weighted average shares outstanding. Diluted earnings (loss) per share includes the effect of dilutive securities such as stock options, stock warrants, and restricted stock awards expected to vest. The following table reconciles basic earnings (loss) per share to diluted earnings (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share.

	Three Months Ended March 31,
	2009	2008
	In thousands, except per share data
Numerator:
Net income	$(1,225)	$365

Denominator:
Weighted average shares outstanding:
Basic	10,678	11,073
Effect of dilutive securities:
Common stock options	(2)	9
Restricted stock awards expected to vest	409	238

Diluted	11,085	11,320

Earnings (loss) per share:
Basic	$(0.11)	$0.03
Diluted	$(0.11)	$0.03

        Diluted earnings (loss) per share is the same as basic earnings (loss) per share for the three month period ended March 31, 2009 because the effect of outstanding options and unvested restricted stock would have been antidilutive due to the net loss.

        Stock options outstanding that are not included in the diluted earnings (loss) per share computation due to the antidilutive effects were approximately 45,844 for the three month period ended March 31, 2009, and approximately 238,830 for the three month period ended March 31, 2008. Such options are excluded because their exercise prices exceed the average market value of our common stock for the three month periods ended March 31, 2009 and March 31, 2008, respectively. We have not issued any stock options since January 2003.

        3.     Stock Based Compensation—Options to purchase shares of our common stock have been granted to directors, officers and employees. The majority of the options granted become exercisable at the rate of 33% per year and generally expire ten years after the date of grant. At March 31, 2009, options to purchase 45,844 shares of our common stock were outstanding and exercisable.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        Since the adoption of our 2005 Omnibus Stock and Incentive Plan (the "2005 Omnibus Plan"), we have granted our employees restricted stock awards representing 880,000 shares of our common stock pursuant to that plan. As of March 31, 2009, no awards remained outstanding and subject to restrictions. The 880,000 shares covered by such awards had either vested or been forfeited by the award holders according to the terms of the respective awards. At March 31, 2009, 616,666 shares remain authorized and available for grant under the 2005 Omnibus Plan. The 2005 Omnibus Plan will terminate on December 20, 2015.

        On March 1, 2008, in connection with his initial appointment as Executive Chairman, the Compensation Committee granted Michael McGrath an award of 100,000 restricted shares of our common stock and approved a performance share award entitling Mr. McGrath to receive up to 350,000 shares of our common stock if certain conditions related to our profitability are satisfied. The restricted share award was granted pursuant to the 2005 Omnibus Plan. The performance share award was approved pursuant to the 2008 Omnibus Plan.

        On March 10, 2008, in connection with his initial appointment as President and Chief Executive Officer, the Compensation Committee granted Earle Steinberg an award of 50,000 restricted shares of our common stock and approved a performance share award entitling Mr. Steinberg to receive up to 380,000 shares of our common stock if certain conditions related to our profitability are satisfied. The initial restricted share award was granted pursuant to the 2005 Omnibus Plan. The performance share award was approved pursuant to the 2008 Omnibus Plan.

        The 100,000 restricted shares granted to Mr. McGrath vested upon the date of grant. The 50,000 restricted shares granted to Mr. Steinberg vested on March 10, 2009.

        The performance share awards vest according to the agreements with each individual when and if we achieve certain established profit levels. The awards automatically terminate on the first to occur of (i) the date when all the performance shares have been delivered, (ii) the date our Compensation Committee determines that the performance target for the final year has not been met or (iii) the holder's termination of employment.

        The restricted share awards were valued on the date of grant using the closing price of our common stock on the NASDAQ Global Market on that date.

        The performance share awards are valued on the earliest date when all of the performance criteria and other required factors relating to the award are known. Compensation expense is recognized over the applicable period of service. The fair value of performance share awards is determined based on the closing price of our common stock on the NASDAQ Global Market on the date when all of the factors related to the award are known. Generally this is when the targets for annual performance are determined and approved by our Compensation Committee.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        4.     Significant Clients—We had three clients who each accounted for more than 10% of our revenue in the three month period ended March 31, 2009. One of those clients and two other clients each accounted for more than 10% of our revenue in the three month period ended March 31, 2008.

	Three Months Ended March 31,
	2009	2008
	Revenue ($thousands)
Client A	$1,109	$743
Client B	$679	$—
Client C	$384	$1,731
Client D	$88	$4,763
Client E	$—	$4,205
	% of revenue
Client A	34%	6%
Client B	21%	—
Client C	12%	14%
Client D	3%	38%
Client E	—	34%

        There were no other clients from whom revenue exceeded 10% of total revenue in the three month periods ended March 31, 2009 and 2008, respectively.

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

	March 31, 2009		December 31, 2008
	$thousands	% of AR	$thousands	% of AR
Client A	$349	17%	$314	16%
Client B	$524	26%	$192	9%
Client C	$131	6%	$85	4%
Client D	$27	1%	$27	1%
Client E	$—	0%	$496	24%

        6.     Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2009	2008
	In thousands of dollars
Interest paid	$3	$3
Taxes paid	$3	$67

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        7.     Geographical Data—We provide services within one industry segment and conduct our business primarily in North America and Europe with minimal activities elsewhere. Subsequent to March 31, 2008, we closed our office in the Asia/Pacific region. Any future business in that region will be handled out of our offices in North America. Information regarding these areas follows:

	Three Months Ended March 31,
	2009	2008
	In thousands of dollars
Revenue:
North America	$1,920	$11,695
Europe	1,351	743
Other	17	—

Total revenue	$3,288	$12,438

Gross profit:
North America	$635	$5,881
Europe	790	112
Other	17	—

Total gross profit	$1,442	$5,993

	March 31, 2009	December 31, 2008
	In thousands of dollars
Long-lived assets:
North America	$790	$881

Total	$790	$881

        8.     Property and Equipment

	March 31, 2009	December 31, 2008
	In thousands of dollars
Equipment	$1,044	$1,044
Furniture and fixtures	541	541
Leasehold improvements	989	989
Computer software	446	446

	3,020	3,020
Less accumulated depreciation and amortization	(2,230)	(2,140)

	$790	$881

        There were no investments in, or dispositions of, property and equipment during the three month period ended March 31, 2009.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        9.     Stockholders' Equity

Options

        A summary of the status of our stock options issued to employees for the three month period ended March 31, 2009 is presented below. As of March 31, 2009, there were no unvested stock options or remaining stock-based compensation costs related to outstanding stock options.

Common Option Shares	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	46,825	$6.70
Granted	—
Exercised	—
Expired	(981)	$9.50

Outstanding at March 31, 2009	45,844	$6.64
Options exercisable at March 31, 2009	45,844	$6.64
Weighted average life of outstanding options (years)		1.59

Restricted Stock Awards

        In March 2008, we granted a restricted stock award for 100,000 shares of our common stock to Michael E. McGrath, our Executive Chairman, and a second restricted stock award for 50,000 shares to Earle Steinberg, our President and Chief Executive Officer. Each of these awards was granted pursuant to the 2005 Omnibus Plan. Mr. McGrath's share award was fully vested on the date of grant and Mr. Steinberg's share award vested on March 10, 2009. Mr. McGrath's share award was expensed at the date of grant in March 2008, and Mr. Steinberg's share award was expensed over the applicable period of service ending March 10, 2009.

        Also in March 2008, we approved a performance share award entitling Mr. McGrath to receive up to 350,000 shares in the future, and a second performance share award entitling Mr. Steinberg to receive up to 380,000 shares in the future if certain performance targets are satisfied. Each of these awards was made pursuant to the 2008 Omnibus Plan. Mr. McGrath's award entitles him to receive such shares in annual increments over a three year period. Mr. Steinberg's award entitles him to receive such shares in annual increments over a four year period. For these awards, each annual increment is expensed over the applicable year of service at the closing price on the NASDAQ Global Market on the date when there is mutual understanding of the key terms and conditions affecting the performance award for that year. This date is generally in February each year when our Compensation Committee formally approves the performance targets for the year. These performance share awards

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

vest if certain performance targets are satisfied. A summary of the restricted stock award activity for the three month period ended March 31, 2009 is presented below.

Restricted Stock	Shares
Authorized awards at January 1, 2009 (1)	780,000
Vested (1)	(50,000)

Authorized awards at March 31, 2009	730,000	(2)

Outstanding award grants at January 1, 2009 (1)	237,333
Awards granted	221,333
Vested (1)	(50,000)

Outstanding grants at March 31, 2009	408,666
Authorized awards to be granted in future years	321,334

Authorized awards at March 31, 2009	730,000	(2)

(1)
Authorized awards are future rights to shares, usually subject to conditions. Grants are authorized awards for which there is a mutual understanding of the key terms and conditions affecting the award. Vested shares are shares on which all restrictions have lapsed under the terms of the award and that have been issued to the holder and constitute outstanding common stock. A holder of vested shares has all rights, powers and privileges of a holder of unrestricted shares of our common stock.

(2)
Authorized awards of 730,000 shares consist of 350,000 fully restricted shares approved for Mr. McGrath on March 1, 2008 and 380,000 fully restricted shares approved for Mr. Steinberg on March 10, 2008. Of the 730,000 shares subject to these outstanding awards, as of March 31, 2009, a total of 408,666 had been granted, but none had vested.

        At March 31, 2009 there was approximately $85,356 of stock based compensation costs related to unvested restricted stock awards to be recognized over the performance period of the remainder of 2009. For 2009 these awards were valued at $0.51 per share.

        10.   Income Taxes—We follow SFAS No. 109, Accounting for Income Taxes, which requires use of the asset and liability method of accounting for deferred income taxes and providing deferred income taxes for all significant temporary differences and FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return.

        Income tax benefit of $685,000 for the three month period ended March 31, 2009 reflected an effective tax rate of 36%, compared to income tax expense of $216,000, or an effective tax rate of 37%, for the three month period ended March 31, 2008. We had no FIN 48 liabilities as of March 31, 2009 or December 31, 2008.

        11.   Financing Agreement and Liquidity—On December 15, 2006, we entered into a credit agreement with JPMorgan Chase Bank, N.A. providing for a $5.5 million revolving line of credit maturing March 31, 2009 to be used as necessary for ongoing working capital needs and general corporate purposes. We did not draw on this credit facility and at March 31, 2009 we chose to allow the credit facility to expire.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        For the three month periods ended March 31, 2009 and 2008, we had no borrowings or repayments on our credit facility and we had no outstanding balance on our credit facility as of March 31, 2009 or December 31, 2008.

        For the last several years we have worked on engagements with two divisions of the U.S. Navy, each governed by a separate contractual agreement. One of these contracts expired March 31, 2008 and the other expired April 30, 2008. For the quarter ended March 31, 2008 these two contracts represented approximately 72% of our revenue. The expiration of these contacts resulted in a significant decline in revenue in 2008 compared to 2007, and a net loss for the year ended December 31, 2008 and for the quarter ended March 31, 2008.

        Our cash balance was $7,118,000 at March 31, 2009, and we expect to receive tax refunds from Federal income taxes of approximately $2.5 million during the second quarter of 2009. Based on our forecasts of results for 2009, we project that the cash balance plus the tax refund should provide sufficient liquidity to meet our needs through the end of 2009, although circumstances may change to negatively impact our forecast. In this event, we could be required to seek other sources of liquidity during 2009. There can be no assurance that such additional liquidity would be available, or available on terms acceptable to us.

        12.   Issuer Repurchases of Shares—On March 6, 2008, we announced that our Board of Directors had reactivated a common stock repurchase program authorizing us to repurchase up to 505,450 shares of our common stock from time to time, subject to market conditions. In October 2008, our Board of Directors approved an expansion of our stock repurchase program, authorizing us to repurchase up to an additional 300,000 shares from time to time, subject to market conditions.

        During the first quarter of 2008, we established a written plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, which provides for the purchase of our common stock in support of our announced share repurchase program. During the first quarter of 2009, we repurchased 73,693 shares for a total cost of $52,071, or an average of $0.71 per share, including commissions and fees.

        Since the reactivation of our common stock repurchase program in March 2008 and through April 30, 2009, we had repurchased 587,921 shares for a total cost of $1,050,446, or an average of $1.79 per share, including commissions and fees. As of April 30, 2009, we had 217,529 shares remaining to be repurchased under this repurchase program.

        13.   Recently Adopted Accounting Pronouncements—On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurement except for nonfinancial assets and nonfinancial liabilities. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The adoption of this statement did not have a material effect on our reported financial position or results of operations. On January 1, 2009 we adopted SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this additional provision of this statement did not have a material effect on our reported financial position or results of operations.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities. The adoption of this statement did not have a material effect on our reported financial position or results of operations as we did not elect the fair value option for any eligible financial assets or liabilities not already carried at fair value.

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

        In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. FSP EITF 03-6-1 requires that unvested share-based payment awards which contain nonforfeitable rights to dividends or dividend equivalents with common stocks should be included in the earnings allocation in computing earnings per share under FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have no such instruments outstanding. The adoption of this FSP did not have a material effect on our financial statements.

ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

"Safe Harbor" Statement Under The Private Securities Litigation Reform Act

        Various sections contained or incorporated by reference in this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. Such statements may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "could," "should," "may," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning. These statements are not historical facts or guarantees of future performance but instead represent only our belief at the time the statements were made regarding future events. In particular, statements under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including but not limited to statements regarding our expectations regarding the sufficiency of our liquidity sources and the expected impact of legal proceedings with which we may become involved. All forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties which may cause actual results and outcomes to differ materially from what we express or forecast in these forward-looking statements. In evaluating these statements, you should consider the risks and uncertainties discussed under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

Current Market Conditions

        The U.S. and worldwide economies are undergoing unprecedented upheaval, turmoil and uncertainty due in part to the curtailment or reduction of credit available to both individuals and to businesses. It is difficult to predict the impact that these conditions will have on our operations since even the experts are having difficulty agreeing upon the causes, the appropriate remedies, or the expected duration of this situation.

        We are in the business of helping clients improve profitability and reduce costs. While we expect the current economic environment to make our recovery more difficult in some respects, we believe that successful companies will have to focus more efforts on reducing costs and improving profitability as achieving revenue growth and obtaining external funding become more challenging. We believe that the nature of our product and service offerings and the value proposition that we offer to our clients place us in a strong position to help those companies accelerate and magnify their internal efforts to reduce costs and improve profitability.

Significant Events

        For several years prior to the second quarter of 2008, the vast majority of our revenue was derived from government contracts. In 2007, 85% of our revenue was derived from two contracts with the U.S. Navy. Those contracts expired in March and April 2008.

        During 2008, we underwent significant changes, hiring a new management team, reorganizing into practice areas, renewing our focus on developing our commercial business and implementing significant workforce and cost reductions. Although we have seen some early indications of positive results from these efforts, these are not quick "fixes" that will result in a short-term return to profitability. We continue to manage aggressively to return to profitability, although there can be no assurances when or if we will achieve this goal. Ultimately our ability to return to profitability will depend on our success in generating new revenues from new clients.

        As discussed below under the heading "Liquidity and Capital Resources," we have what we believe is a strong working capital position. We continue to believe that these combined resources should be sufficient to allow us to return to profitability if our efforts identified above are successful.

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

        In 2009, we are focused on diversifying our client base by delivering our solutions in North America, both to the U.S. government and to commercial entities. We also expect to engage in some business in Europe, and perhaps elsewhere, on an opportunistic basis.

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

        We perform services and provide solutions for clients pursuant to contracts that typically have terms of two weeks to one year or longer. We are compensated for our professional services and solutions in one or more of three ways:

  •
  fixed fees,

  •
  task-based fees, or

  •
  incentive fees.

        Our fee type and structure for each client engagement depends on a number of variables, including the size of the client, the complexity and geographic dispersion of its business, the extent of the opportunity for us to improve the client's processes and other factors. Our contracts are often cancelable by our clients upon as little as 30 days' notice. We do not report bookings or backlog because we believe the uncertainties associated with cancelable contracts, particularly in our commercial business, may render such information misleading.

        The majority of our revenue is derived from fixed fee and task-based fee contracts.

        Fixed fee revenue is recognized on the proportional performance model (which approximates the percentage completion method), based on direct labor hours expended and, when applicable, the completed performance model. In order to calculate the completion ratio on a given project, time and effort to date are divided by the total estimated time and effort for the entire project. This ratio is then multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date. A few of our fixed fee contracts, primarily assessments, are recognized using the completed contract performance model as these contracts are generally one to six weeks in duration and conclude with a presentation or agreed upon deliverable to the clients' management. Revenues attributable to fixed fees were 59% and 24% of consolidated revenue for the three month periods ended March 31, 2009 and 2008, respectively.

        Task-based fees are recognized as revenue when the relevant task is completed, usually on a monthly basis. Revenues attributable to task-based fees were 11% and 73% of consolidated revenue for each of the three month periods ended March 31, 2009 and 2008, respectively.

        Incentive fees are tied to improvements in a variety of client performance measures typically involving cycle time, asset utilization and productivity. Incentive fee revenue is recognized in the period in which the related client improvements are achieved and we obtain the client's acceptance. Our incentive fee agreements with our clients define in advance the performance improvement standards that will form the basis for the payment of incentive fees. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, we obtain customer agreement to these achievements prior to recognizing revenue. Typically these contracts are for commercial customers and they provide for a base fee and an additional incentive fee earned according to a formula specified in the applicable contract. Incentive fees are affected by our clients' business performance and prevailing economic conditions. Revenues attributable to incentive fees were 19% and 0% of consolidated revenue for the three month periods ended March 31, 2009 and 2008, respectively. As of April 30, 2009, we had three contracts that provided for incentive fees. While incentive fees are not currently a significant portion of our revenue, earlier in our history they were more significant. As we attempt to diversify our business to include more commercial work, incentive fees could again become a more significant portion of our revenue.

        Reimbursement revenue represents our clients' repayment of our mutually agreed upon travel expenses as incurred. All billable travel expenses are submitted to and approved by the client. Revenues attributable to reimbursement were 11% and 3%, for the three month periods ended March 31, 2009 and 2008, respectively. For some clients, the fixed fee or task-based fee is inclusive of travel. In these cases, the travel expense in included in cost of sales.

        Consulting contracts typically are awarded by both government entities and private organizations on the basis of either sole-source negotiations, that is, direct negotiation between the client and a single vendor such as Thomas Group, or on the basis of competitive bidding, generally in response to a Request for Proposal. Whenever possible, we prefer to work under sole source contract arrangements. Competitive bids can require extensive time, effort and cost to submit a qualified bid and the outcome is unpredictable. In many competitive bid situations, we compete against far larger companies with far greater resources to devote to the proposal process. In some cases, we team with another company that has capabilities complementary to ours in order to increase the competitiveness of our bid. In some other cases, we use an intermediary who has the capability to respond more effectively in this process. The current U.S. government administration has announced plans to revamp the government contracting process. At this point it is not certain what impact this development may have on our ability to secure future contracts or when or if these changes will become effective.

        Contracts related to these U.S. government engagements often are executed within the U.S. government's budget cycle and are fully funded for up to one year at a time. They may be renewed annually for successive one-year periods if the life of the engagement extends beyond one fiscal year.

For our engagements with the U.S. government, we contract either directly with the government through our listing with the General Services Administration or we use an intermediary that acts as a prime contractor providing contracting and administrative services for the majority of our government programs.

        For the last several years we have worked extensively on engagements with two divisions of the U.S. Navy, each governed by a separate contractual agreement. One of these contracts expired March 31, 2008 and the other expired April 30, 2008. For the year ended December 31, 2007 these two contracts represented approximately 85% of our revenue, and for the year ended December 31, 2008 they represented approximately 44% of our revenue. To date, we have not fully replaced the revenue that was previously generated through these expired government contracts. We continue to work on smaller programs with the U.S. Navy as well as with the U.S. Air Force. We are actively working to expand our U.S government business with the entire U.S. military as well as other departments within the U.S. government, and to expand our commercial business.

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

        Deferred Taxes—Income taxes are calculated using the asset and liability method required by Financial Accounting Standards Board ("FASB") Statement No. 109, Accounting for Income Taxes ("SFAS No. 109"). Deferred income taxes are recognized for the tax consequences resulting from timing differences by applying enacted statutory tax rates applicable to future years. These timing differences are associated with differences between the financial and the tax basis of existing assets and liabilities. Under SFAS No. 109, a statutory change in tax rates will be recognized immediately in deferred taxes and income. Net deferred taxes are recorded both as a current deferred income tax asset and as other long-term liabilities based upon the classification of the related timing difference. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. All available evidence, both positive and negative, is considered when determining the need for a valuation allowance. Judgment is used in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. In accordance with SFAS No. 109, evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain.

        In addition to timing differences arising from operating assets and liabilities, we also record deferred tax assets for the tax benefits of net operating losses and foreign tax credits. For United States federal tax purposes, at December 31, 2002, we had net operating loss carryovers of approximately $4.2 million. Under the limitations of Section 382 of the Internal Revenue Code, discussed below, $0.7 million was used to offset United States taxable income in 2003. In 2004, $0.2 million expired under Section 382, but an $8.1 million in United States net operating loss was generated, resulting in a balance of $11.4 million at December 31, 2004. In 2005, we used $8.1 million of the net operating loss to offset United States taxable income and used $0.2 million of the net operating loss carryforward limited under Section 382, resulting in a net operating loss carryforward balance of $3.1 million at December 31, 2005. In each of fiscal years 2006 and 2007, we used $0.2 million of the net operating loss carryforward balance, resulting in a $2.9 million balance at December 31, 2006, and a $2.8 million balance at December 31, 2007 and December 31, 2008. As of March 31, 2009, we had a $2.8 million net operating loss balance.

        In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2006 we determined that a valuation allowance was appropriate on only approximately $117,000 of the net operating loss carryforward, due to annual limitations under Section 382. Therefore, we removed $1.8 million of the valuation allowance. As of December 31, 2008, we reduced the valuation allowance by $59,000, resulting in a $58,000 balance at year end. As of March 31, 2009, we had a valuation allowance of $58,000.

        If future analyses of the positive and negative evidence indicate that it is more likely than not that some portion or all of the net deferred tax asset will not be realized, a partial or full valuation allowance may be required, which could have a negative effect on net income in the period that it becomes more likely than not that deferred tax assets will not be realized.

        We also follow the guidance under FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. In addition, FIN 48 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. An income tax penalty is recognized as expense when the tax position does not meet the minimum statutory threshold to avoid the imposition of a penalty. As of March 31, 2009, we did not have any FIN 48 liabilities or associated interest.

        During the second quarter of 2008, we received notice from the Internal Revenue Service ("IRS") that it was finalizing its review of our 2006 federal employment tax return and stock option practice review. During 2007, we reported that certain grants of stock options made during the period under investigation were priced below fair market value, rather than at fair market value. Consequently, certain grants intended to be classified as incentive stock options or "ISOs", requiring pricing at no less than fair market value on the date of grant, should have been classified as nonqualified stock options, or "NSOs". Given the significant differences in the tax treatment between ISOs and NSOs, we may have underreported or underwithheld certain payroll taxes for those options which were exercised during the period of review, August 1993 through December 2006, and therefore recorded an estimated tax liability of $0.1 million. In the third quarter of 2008 we entered into a settlement agreement with the IRS and paid $68,000 in employment taxes and withholding related to our stock option granting practices. This payment was considered as additional compensation for the named individuals. We were also required to report additional income to certain employees. As such, we claimed additional expense as an adjustment to our 2006 corporate tax return and claimed a tax refund of $51,365, which was received after the end of the third quarter of 2008. In connection with this 2006 audit, other than this adjustment, no material adjustments have been proposed. We do not anticipate any further impact on our financial statements as a result of this 2006 audit.

        Stock Based Compensation—We account for stock based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 123(R), Share Based Payment. SFAS No. 123(R) requires us to measure all stock based compensation awards at the grant date using a fair value method and to record expense in the financial statements over the requisite service period of the award. We estimate the fair value of options using the Black-Scholes method, which considers a risk-free interest rate, volatility, expected life, forfeitures, and dividend rates. We use the U.S. 10-year Treasury Bond yield to estimate the risk-free interest rate; and, our estimate of volatility is based on our historical stock price for a period of at least or equal to the expected life of award. Our estimate of forfeitures considers the term of the awards granted and historical forfeiture experience and our estimate of the expected life of awards is based on the anticipated time the award is held. The restricted stock awards are valued on the date of grant using the closing price of our common stock on the NASDAQ Global Market on that date. Performance share awards are expensed over the applicable year(s) of service at the closing price on the NASDAQ Global Market on the date when there is mutual understanding of the key terms and conditions affecting the performance award for the year(s).

        Recently Adopted Accounting Pronouncements—On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurement except for nonfinancial assets and nonfinancial liabilities. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures regarding fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The adoption of this statement did not have a material effect on our reported financial position or results of operations. On January 1, 2009 we adopted SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this additional provision of this statement did not have a material effect on our reported financial position or results of operations.

        On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities. The adoption of this statement did not have a material effect on our reported financial position or results of operations as we did not elect the fair value option for any eligible financial assets or liabilities not already carried at fair value.

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

        On June 20, 2008, the Securities and Exchange Commission issued a press release announcing the approval of a one-year extension of the date by which smaller reporting companies must comply with the auditor attestation requirements of internal control over financial reporting provided for in Section 404(b) of the Sarbanes-Oxley Act of 2002. We will now be required to comply with Section 404(b) in our annual reports for fiscal years ending on or after December 15, 2009.

        In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. FSP EITF 03-6-1 requires that unvested share-based payment awards which contain nonforfeitable rights to dividends or dividend equivalents with common stocks should be included in the earnings allocation in computing earnings per share under FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have no such instruments outstanding. The adoption of this FSP did not have a material effect on our financial statements.

Results of Operations

        The following table sets forth the percentages of revenue for the identified items in our consolidated statements of operations:

	Three Months Ended March 31,
	2009	2008
Revenue	100.0%	100.0%
Cost of sales	56.1%	51.8%

Gross profit	43.9%	48.2%
Selling, general and administrative	102.3%	44.5%

Operating income	(58.4)%	3.7%
Interest income (expense), net	0.1%	—
Other income (expense),	0.2%	1.0%

Income before income taxes	(58.1)%	4.7%
Income taxes	(20.8)%	1.8%

Net income	(37.3)%	2.9%

Three Month Period Ended March 31, 2009 Compared to the Three Month Period Ended March 31, 2008

        Revenue—In the first quarter of 2009, total revenue decreased $9.1 million, or 74%, to $3.3 million from $12.4 million in the first quarter of 2008. Task based revenue was $0.4 million, or 11% of revenue, in the first quarter of 2009, compared to $9.0 million, or 72% of revenue, in the first quarter of 2008. Fixed fee revenue was $1.9 million, or 59% of revenue, in the first quarter of 2009, compared to $3.0 million, or 24% of revenue, in the first quarter of 2008. Reimbursement revenues were $0.4 million, or 11% of revenue, in the first quarter of 2009 compared to $0.4 million, or 3% of revenue, in the first quarter of 2008. Incentive revenue was $0.6 million, or 19% of revenue, in the first quarter of 2009. As of May 15, 2009, we had three active incentive based contracts.

        North America region revenue decreased $9.8 million, or 84%, to $1.9 million in the first quarter of 2009, compared to $11.7 million in the first quarter of 2008. The decrease in North America revenues for the first quarter of 2009 compared to the first quarter of 2008 is due primarily to a decrease in our government business, offset slightly by an increase in our commercial business. The decrease in task based revenue, which is associated with our government contracts, is due primarily to the ending of some of our U.S. Navy programs following the government's decision to consolidate these programs into a single contracting vehicle for which we were not named as a provider. The increase in fixed fee revenue, which is associated with our commercial contracts, is due primarily to having a larger volume of our commercial contracts, along with the contracts having a higher contract value for the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008. Reimbursable revenues, which also are associated with our commercial contracts, increased due to the increases in commercial activity.

        Our South America region revenue was $17,000 during the first quarter of 2009. We had no revenue in South America in the first quarter of 2008.

        During the first quarter of 2009, we recorded $1.4 million in revenue from a client located in Europe, compared to $0.7 million in the first quarter of 2008. Although we discontinued our Europe operations in 2006, we maintain a strategic relationship in Europe through which we may periodically obtain business.

        Gross Profit—Gross profit margins were 44% of revenue, or $1.4 million, in the first quarter of 2009, compared to 48%, or $6.0 million, in the first quarter of 2008. Costs of sales consists of direct labor, travel, and other direct costs incurred by our consultants to provide services to our clients and to complete client related projects, including training. The decrease in gross profit margin, as a percentage of revenue, is attributable to lower level of revenue in the first quarter of 2009 and to a higher concentration of lower margin work.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses for the first quarter of 2009 were $3.4 million, compared to $5.5 million in the first quarter of 2008. The $2.1 million decrease is related primarily to a $0.3 million decrease in stock-based compensation during the first quarter of 2009, a $0.5 million decrease in sales commissions and executive bonus, a $0.3 million decrease in recruiting costs, a $0.2 million decrease in our use of outside consultants, a $0.4 million decrease in bad debt expense, a $0.3 million decrease in payroll costs due to the decline in the number of consultants employed and a $0.1 million decrease in other costs due to a decline in activity as compared to the same period in 2008.

Liquidity and Capital Resources

        Cash and cash equivalents decreased by $1.2 million during the three month period ended March 31, 2009 compared to a $2.5 million increase during the three month period ended March 31, 2008. The major components of these changes are discussed below:

        Cash Flows from Operating Activities—Net cash used in operating activities was $1.1 million, compared to net cash provided by operations of $3.5 million for the first quarter of 2008. This decrease is due primarily to our operating loss for the first quarter of 2009, a decrease in our accrued liabilities, an increase in income tax receivable and a decrease in collection of our accounts receivable.

        Cash Flows from Investing Activities—There was no cash used for investing activities during the three month periods ended March 31, 2009 or March 31, 2008.

        Cash Flows from Financing Activities—Cash used for financing activities for the three month period ended March 31, 2009 was $0.1 million including the $0.05 million purchase of stock under our stock repurchase plan, and the $0.05 million net tax effect of stock issuances compared to $1.1 million in the three month period ended March 31, 2008, related to the payment of dividends for quarters ended after December 31, 2007.

        Subsequent to March 31, 2008, we announced a reduction in force affecting approximately one-third of our employees as a part of a restructuring plan approved by our Board of Directors. We recorded a charge of approximately $0.5 million, net of tax effects, for one-time termination benefits related to employee severance and other benefits in our second quarter 2008 operating results. We estimate that these activities removed approximately $6.0 million of annualized operating costs from our operating income. No other charges are expected as a result of these actions. We paid the one-time termination benefits in the second quarter of 2008 from our operating cash.

        On March 6, 2008 we announced that our Board of Directors had reactivated a common stock repurchase program, authorizing us to repurchase up to 505,450 shares of our common stock from time to time, subject to market conditions. In October 2008, our Board of Directors approved an expansion of our stock repurchase program, authorizing us to repurchase up to an additional 300,000 shares from time to time, subject to market conditions.

        During the first quarter of 2008, we established a written plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, which provides for the purchase of our common stock in support of our announced share repurchase program. During the first quarter of 2009, we repurchased 73,693 shares for a total of $52,071, or an average of $0.71 per share, including commissions and fees.

        Since the reactivation of our common stock repurchase program in March 2008 and through April 30, 2009, we had repurchased 587,921 shares for a total cost of $1,050,446, or $1.79 per share, including commissions and fees. As of April 30, 2009, we had 217,529 shares remaining to be repurchased under this repurchase program.

        $5.5 million Credit Facility with JPMorgan Chase Bank, N.A.—On December 15, 2006, we entered into a credit agreement with JPMorgan Chase Bank, N.A. to be used for ongoing working capital needs and general corporate purposes. We did not draw on this credit facility and at March 31, 2009 we had a zero balance on the credit facility. The obligations under that credit facility were secured by first priority liens on all of our accounts and proceeds thereof. This credit facility also imposed certain affirmative and negative covenants on our operations and business. This credit facility matured on March 31, 2009. Based on our projected forecast for 2009, we did not anticipate a continued need for this credit facility and, therefore, we did not request a renewal or extension of this line of credit upon its expiration on March 31, 2009.

        As of March 31, 2009, we had no material commitments for capital expenditures or off-balance sheet arrangements.

        Our Liquidity Plan—In view of the expiration of our U.S. Navy contracts in 2008, our ability to generate cash from operations will be determined primarily by our ability to generate substantial new revenue. Our ability to generate this required new revenue will be affected by prevailing economic conditions, among other factors. We have taken steps to reduce our costs in many areas, and we will continue to do so to the maximum extent we believe is prudent. If future cash flows and capital resources are insufficient to meet our obligations and commitments, we may be forced to reduce or delay activities and capital expenditures, or obtain additional equity capital or take other steps to refinance our business.

        Our ability to maintain gross margins, control costs and generate cash flow from operations in the future will determine our ability to arrange debt facilities in the future. We regularly evaluate our business to enhance our liquidity position. We currently believe that our available working capital of $11.8 million at March 31, 2009 is sufficient to provide the necessary resources to enable us to grow in 2009. Our cash balance at March 31, 2009 was $7.1 million, or $0.67 per diluted share. We expect to receive tax refunds in the first half of 2009 of approximately $2.5 million.

        As noted above, for the past several years, we have had a line of credit available to us, but we did not draw on it for over three years. Based on our current forecast of revenues and expenses for 2009, we believe that we will not need to access a line of credit in 2009. In part to reduce costs, we notified the bank that we would not request an extension of our line of credit when it expired on March 31, 2009.

        Inflation—Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the three month period ended March 31, 2009 or 2008. However, there can be no assurance our business will not be affected by inflation in the future.

 ITEM 3—Quantitative and Qualitative Disclosure About Market Risk

        There have been no material changes in circumstances affecting our exposure to interest rate or foreign exchange rate risk since December 31, 2008.

ITEM 4—Controls and Procedures

        Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, Earle Steinberg, our President and Chief Executive Officer, and Frank Tilley, our Vice President and Interim Chief Financial Officer, have concluded that, as of March 31, 2009, in their judgment, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us, including our subsidiaries, in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        There were no changes in our internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A—Risk Factors

        There have been no material changes from the information previously reported under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

        On March 6, 2008 our Board of Directors reaffirmed our previously existing stock repurchase program and authorized the repurchase of shares of our common stock. At that time a total of 505,450 shares representing approximately 5% of our outstanding shares remained subject to repurchase under the stock repurchase program. On March 6, 2008 we entered into a Rule 10b5-1 repurchase plan to establish a systematic program authorizing a stockbroker to execute repurchases in accordance with the terms of the Rule 10b5-1 plan. After a waiting period, repurchases commenced on April 7, 2008. In October 2008, our Board of Directors approved an expansion of our stock repurchase program, authorizing us to repurchase an additional 300,000 shares from time to time, subject to market conditions.

        The following table details our repurchases of shares of our common stock during the three month period ended March 31, 2009:

Period	Total Number of Shares Purchased		Average Price Per Share, Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Shares that May Yet be Purchased Under the Plans or Programs
January 1 – 31, 2009	42,945		$0.73	42,945		265,596
February 1 – 28, 2009	16,058		$0.63	16,058		249,538
March 1 – 31, 2009(1)	14,690	(1)	$0.70	14,690	(1)	234,848
Total	73,693		$0.71	73,693

(1)
As of March 31, 2009, transactions to purchase an additional 2,900 shares were not yet settled and these shares are still included as shares outstanding as of March 31, 2009.

        We purchased these shares with our available cash.

        As of April 30, 2009, we had repurchased a total of 587,921 shares at an average total cost of $1.79 per share, including commissions and fees.

ITEM 3—Defaults Upon Senior Securities

        None.

ITEM 4—Submission of Matters to a Vote of Security Holders

        None.

 ITEM 5—Other Information

        None.

ITEM 6—Exhibits

Exhibits
3.1	Amended and Restated Certificate of Incorporation of Thomas Group filed July 10, 1998, with the State of Delaware Office of the Secretary of State (filed as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
3.2	Amended and Restated By-Laws dated May 30, 2001 (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).
3.3	Amendment No. 1 to Amended and Restated By-Laws dated March 25, 2009 (filed as Exhibit 3.1 to our Current Report on Form 8-K filed March 26, 2009 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMAS GROUP, INC. Registrant
May 13, 2009 Date	/s/ EARLE STEINBERG Earle Steinberg President and Chief Executive Officer

Thomas Group, Inc.
Form
Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Thomas Group filed July 10, 1998, with the State of Delaware Office of the Secretary of State (filed as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
3.2	Amended and Restated By-Laws dated May 30, 2001 (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).
3.3	Amendment No. 1 to Amended and Restated By-Laws dated March 25, 2009 (filed as Exhibit 3.1 to our Current Report on Form 8-K filed March 26, 2009 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.