Form 10-Q/A
period 2009-03-31
THOMAS GROUP INC
filed 2009-06-18
CIK 900017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 16, 2009, there were 10,683,233 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Form 10-Q/A is being filed solely for the purpose of updating the certifications set forth in Exhibit 31.1 and Exhibit 31.2 to include certain language which was inadvertently omitted from the versions of the certifications filed with the original Form 10-Q.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q.  Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q.  Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Thomas Group, Inc. is also refiling Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMAS GROUP, INC. Registrant

June 18, 2009	/s/ EARLE STEINBERG
Date	Earle Steinberg
President and Chief Executive Officer