Form 10-Q
period 2009-06-30
THOMAS GROUP INC
filed 2009-08-12
CIK 900017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of August 4, 2009, there were 10,634,609 shares of the registrant’s common stock outstanding.

THOMAS GROUP, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1—Financial Statements

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2009	December 31, 2008

ASSETS
Current Assets
Cash and cash equivalents	$7,864	$8,349
Trade accounts receivable, net of allowance of $5 and $11 at June 30, 2009 and December 31, 2008, respectively	1,525	1,432
Unbilled receivables	314	456
Deferred tax asset, current, net of allowance of $9 and $16 at June 30, 2009 and December 31, 2008, respectively	303	466
Income tax receivable	1,453	3,650
Other current assets	415	559
Total Current Assets	11,874	14,912
Property and equipment, net of accumulated depreciation of $2,322 and $2,140 at June 30, 2009 and December 31, 2008, respectively	699	881
Deferred tax asset, net of allowance of $49 and $44 at June 30, 2009 and December 31, 2008, respectively	1,631	1,330
Other assets	31	31
	$14,235	$17,154
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$853	$892
Accrued wages and benefits	582	740
Income taxes payable	14	69
Total Current Liabilities	1,449	1,701
Other long-term obligations	176	202
Total Liabilities	1,625	1,903
Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 13,843,541 and 13,793,541 shares issued and 10,634,609 and 10,716,306 shares outstanding at June 30, 2009 and December 31, 2008, respectively	138	138
Additional paid-in capital	31,432	31,392
Retained earnings	4,647	7,225
Treasury stock, 3,208,932 and 3,077,235 shares at June 30, 2009 and December 31, 2008, respectively, at cost	(23,607)	(23,504)
Total Stockholders’ Equity	12,610	15,251
	$14,235	$17,154

See accompanying notes to consolidated financial statements

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Consulting revenue before reimbursements	$2,236	$4,882	$5,157	$16,922
Reimbursements	383	496	751	894
Total revenue	2,619	5,378	5,908	17,816
Cost of sales before reimbursable expenses	1,350	2,901	2,829	8,948
Reimbursable expenses	383	496	751	894
Total cost of sales	1,733	3,397	3,580	9,842
Gross profit	886	1,981	2,328	7,974
Selling, general and administrative	3,150	4,996	6,511	10,527
Operating income (loss)	(2,264)	(3,015)	(4,183)	(2,553)
Interest income, net	2	82	6	201
Other income	21	—	27	—
Income (loss) from continuing operations before income taxes	(2,241)	(2,933)	(4,150)	(2,352)
Income taxes	(887)	(1,040)	(1,571)	(824)
Net income (loss)	$(1,354)	$(1,893)	$(2,579)	$(1,528)

Earnings per share:
Basic:	$(0.13)	$(0.17)	$(0.24)	$(0.14)
Diluted:	$(0.13)	$(0.17)	$(0.24)	$(0.14)

Weighted average shares:
Basic	10,667	11,076	10,672	11,074
Diluted	10,667	11,076	10,672	11,074

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$(2,579)	$(1,528)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	182	244
Amortization	—	9
Foreign currency translation (gain)	(55)	—
Stock based compensation expense	85	644
Bad debt expense	(5)	220
Other	(4)	(15)
Change in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(45)	8,118
(Increase) decrease in unbilled receivables	142	(219)
(Increase) decrease in deferred tax asset	(138)	244
(Increase) decrease in income tax receivable	2,197	(2,002)
(Increase) decrease in other assets	145	(280)
Increase (decrease) in accounts payable and accrued liabilities	(193)	(1,169)
Increase (decrease) in other liabilities	(18)	(3)
Increase (decrease) in income taxes payable	(56)	20
Net cash provided by (used in) operating activities	(342)	4,283

Cash Flows From Investing Activities:
Capital expenditures	—	(89)
Net cash used in investing activities	—	(89)

Cash Flows From Financing Activities:
Purchase of stock	(103)	(434)
Issuance of common stock	1	—
Dividends paid	—	(1,163)
Tax effect of option exercises	(45)	(187)
Net cash used in financing activities	(147)	(1,784)

Effect of exchange rate changes on cash	4	31

Net change in cash	(485)	2,441

Cash and cash equivalents
Beginning of period	8,349	11,990
End of period	$7,864	$14,431

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation—The unaudited consolidated financial statements of Thomas Group, Inc. include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly our results of operations for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10-K for the 2008 fiscal year, filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results of operations for the entire year ending December 31, 2009.

Management has evaluated subsequent events through August 12, 2009, which is the date that the Company’s financial statements were issued.  No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in these financial statements.

2.             Liquidity— Our cash balance was $7,864,000 at June 30, 2009 which included $2.7 million in Federal income tax refunds received during the second quarter of 2009.  Based on our forecasts of results for 2009, we project that the cash balance should provide sufficient liquidity to meet our needs through the end of 2009, although circumstances may change to negatively impact our forecast.  In this event, we could be required to seek other sources of liquidity during 2009. There can be no assurance that such additional liquidity would be available, or available on terms acceptable to us.

3.             Earnings Per Share—Basic earnings (loss) per share is based on the number of weighted average shares outstanding. Diluted earnings (loss) per share includes the effect of dilutive securities such as stock options, stock warrants, and restricted stock awards expected to vest. The following table reconciles basic earnings (loss) per share to diluted earnings (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	In thousands, except per share data		In thousands, except per share data
Numerator:
Net income (loss)	$(1,354)	$(1,893)	$(2,579)	$(1,528)
Denominator:
Weighted average shares outstanding:
Basic	10,667	11,076	10,672	11,074
Effect of dilutive securities:
Common stock options	—	—	—	—
Restricted stock awards expected to vest	—	—	—	—
Diluted	10,667	11,076	10,672	11,074
Earnings (loss) per share:
Basic	$(0.13)	$(0.17)	$(0.24)	$(0.14)
Diluted	$(0.13)	$(0.17)	$(0.24)	$(0.14)

Diluted earnings (loss) per share is the same as basic earnings (loss) per share for the three and six months ended June 30, 2009 because the effect of outstanding options and unvested restricted stock would have been antidilutive due to the net loss.

Stock options outstanding that are not included in the diluted earnings (loss) per share computation due to the antidilutive effects were approximately 26,500 for the three and six months ended June 30, 2009, and 199,081 for the three and six months ended June 30, 2008. Such options are excluded because their exercise prices exceed the average market value of our common stock for the three and six months ended June 30, 2009, respectively. We have not issued any stock options since January 2003.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.             Stock Based Compensation—Options to purchase shares of our common stock have been granted to directors, officers and employees. The majority of the options granted become exercisable at the rate of 33% per year and generally expire ten years after the date of grant. At June 30, 2009, options to purchase 26,500 shares of our common stock were outstanding and exercisable.

Since the adoption of our 2005 Omnibus Stock and Incentive Plan (the “2005 Omnibus Plan”), we have granted our employees restricted stock awards representing 880,000 shares of our common stock pursuant to that plan. The 880,000 shares covered by such awards had either vested or been forfeited by the award holders according to the terms of the respective awards. As of June 30, 2009, no awards remained outstanding and subject to restrictions. At June 30, 2009, 616,666 shares remain authorized and available for grant under the 2005 Omnibus Plan. The 2005 Omnibus Plan will terminate on December 20, 2015.

On March 1, 2008, the Compensation and Corporate Governance Committee of our Board of Directors (the “Compensation Committee”) and our Board of Directors, upon the Compensation Committee’s recommendation, approved a new incentive compensation plan titled the 2008 Omnibus Stock and Incentive Plan for Thomas Group, Inc. (the “2008 Omnibus Plan”). The 2008 Omnibus Plan provides a means for us to grant awards to officers, employees or consultants in the form of options, restricted shares, performance awards and stock appreciation rights. A total of 1,000,000 shares of our common stock was reserved for issuance pursuant to awards to be made under the 2008 Omnibus Plan. At June 30, 2009, 270,000 shares remain authorized and available for grant under the 2008 Omnibus Plan. The 2008 Omnibus Plan received stockholder approval at our 2008 Annual Meeting of Stockholders held on June 26, 2008.

On March 1, 2008, in connection with his initial appointment as Executive Chairman, the Compensation Committee granted Michael McGrath an award of 100,000 restricted shares of our common stock and a performance share award entitling Mr. McGrath to receive up to 350,000 shares of our common stock if certain conditions related to our profitability are satisfied. The restricted share award was granted pursuant to the 2005 Omnibus Plan. The performance share award was granted pursuant to the 2008 Omnibus Plan.

On March 10, 2008, in connection with his initial appointment as President and Chief Executive Officer, the Compensation Committee granted Earle Steinberg an award of 50,000 restricted shares of our common stock and a performance share award entitling Mr. Steinberg to receive up to 380,000 shares of our common stock if certain conditions related to our profitability are satisfied. The initial restricted share award was granted pursuant to the 2005 Omnibus Plan. The performance share award was granted pursuant to the 2008 Omnibus Plan.

The 100,000 restricted shares granted to Mr. McGrath vested upon the date of grant. The 50,000 restricted shares granted to Mr. Steinberg vested on March 10, 2009.

The performance share awards vest according to the agreements with each individual when and if we achieve certain established profit levels. The awards automatically terminate on the first to occur of (i) the date when all the performance shares have been delivered, (ii) the date the Compensation Committee determines that the performance target for the final year has not been met or (iii) the holder’s termination of employment.

The restricted share awards were valued on the date of grant using the closing price of our common stock on the NASDAQ Global Market on that date.

The performance share awards are valued on the earliest date when all of the performance criteria and other required factors relating to the award are known. The fair value of performance share awards is determined based on the closing price on the date when all of the factors related to the award are known. Generally this is when the targets for annual performance are determined and approved by our Compensation Committee. When achievement of target is determined to be probable, compensation expense is recognized over the applicable period of service.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.             Significant Clients—We had five clients who each accounted for more than 10% of our revenue in the three month period ended June 30, 2009. We had four clients who each accounted for more than 10% of our revenue in the six month period ended June 30, 2009. Two of those clients and one other client each accounted for more than 10% of our revenue in the three month periods ended June 30, 2008. One of those clients and two other clients each accounted for more than 10% of our revenue in the six month period ended June 30, 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	Revenue ($ thousands)		Revenue ($ thousands)

Client A	$456	$1,055	$841	$2,787
Client B	$429	$788	$1,538	$1,531
Client C	$348	$—	$597	$—
Client D	$329	$—	$329	$—
Client E	$310	$288	$989	$288
Client F	$91	$1,929	$179	$6,692
Client G	$—	$—	$—	$4,205

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	% of revenue		% of revenue

Client A	17%	20%	14%	16%
Client B	16%	15%	26%	9%
Client C	13%	0%	10%	0%
Client D	13%	0%	6%	0%
Client E	12%	5%	17%	2%
Client F	3%	36%	3%	38%
Client G	0%	0%	0%	24%

There were no other clients from whom revenue exceeded 10% of total revenue in the three and six month periods ended June 30, 2009 and 2008, respectively.

6.             Concentration of Credit Risk—Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade receivables. We encounter a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. The trade receivables (in dollars and as a percentage of total revenue) from such significant customers are set forth below:

	June 30, 2009		December 31, 2008
	$ thousands	% of AR	$ thousands	% of AR

Client A	$136	8%	$85	4%
Client B	$135	8%	$314	16%
Client C	$287	16%	$0	0%
Client D	$331	19%	$0	0%
Client E	$119	7%	$192	9%
Client F	$30	2%	$27	1%

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.             Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
	2009	2008
	In thousands
Interest paid	$3	$7
Taxes paid	$26	$1,088

8.             Geographical Data—We provide services within one industry segment and conduct our business primarily in North America and Europe with only occasional activities elsewhere. During the second quarter of 2008, we closed our office in the Asia/Pacific region. Any future business in that region will be handled out of our offices in North America. Information regarding these areas follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	In thousands		In thousands
Revenue:
North America	$1,851	$4,589	$3,771	$16,284
South America	—	—	17	—
Europe	768	789	2,120	1,532
Total revenue	$2,619	$5,378	$5,908	$17,816
Gross profit:
North America	$693	$1,908	$1,328	$7,789
South America	—	—	17	—
Europe	193	73	983	185
Total gross profit	$886	$1,981	$2,328	$7,974

	June 30, 2009	December 31, 2008
	In thousands
Long-lived assets:
North America	$699	$881
Total	$699	$881

9.             Property and Equipment

	June 30, 2009	December 31, 2008
	In thousands
Equipment	$1,044	$1,044
Furniture and fixtures	541	541
Leasehold improvements	989	989
Computer software	446	446
	3,020	3,020
Less accumulated depreciation and amortization	(2,321)	(2,139)
	$699	$881

There were no investments in, or dispositions of, property and equipment during the three and six month periods ended June 30, 2009.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.          Stockholders’ Equity

Options

A summary of the status of our stock options issued to employees for the six month period ended June 30, 2009 is presented below. As of June 30, 2009, there were no unvested stock options or remaining stock-based compensation costs related to outstanding stock options.

Common Option Shares	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	46,825	$6.70
Granted	—
Exercised	—
Expired	(20,325)	$3.44
Outstanding at June 30, 2009	26,500	$9.20
Options exercisable at June 30, 2009	26,500	$9.20
Weighted average life of outstanding options (years)		0.57

Restricted Stock Awards

In March 2008, we granted a restricted stock award for 100,000 shares of our common stock to Michael E. McGrath, our Executive Chairman, and a second restricted stock award for 50,000 shares to Earle Steinberg, our President and Chief Executive Officer. Each of these awards was granted pursuant to the 2005 Omnibus Plan. Mr. McGrath’s share award was fully vested on the date of grant and Mr. Steinberg’s share award vested on March 10, 2009.  Mr. McGrath’s share award was expensed at the date of grant in March 2008, and Mr. Steinberg’s share award was expensed over the applicable period of service ending March 10, 2009.

Also in March 2008, we approved a performance share award entitling Mr. McGrath to receive up to 350,000 shares in the future, and a second performance share award entitling Mr. Steinberg to receive up to 380,000 shares in the future if certain performance targets are satisfied. Each of these awards was pursuant to the 2008 Omnibus Plan. Mr. McGrath’s award entitles him to receive such shares in annual increments over a three year period. Mr. Steinberg’s award entitles him to receive such shares in annual increments over a four year period. For these awards, each annual increment is expensed over the applicable year of service at the closing price on the NASDAQ Global Market on the date when there is mutual understanding of the key terms and conditions affecting the performance award for that year.  This date is generally in February each year when our Compensation and Corporate Governance Committee of the Board of Directors formally approves the performance targets for the year. These performance share awards vest if certain performance targets are satisfied. A summary of the restricted stock award activity for the six month period ended June 30, 2009 is presented below.

Restricted Stock	Shares
Authorized awards at January 1, 2009 (1)	780,000
Vested (1)	(50,000)
Authorized awards at June 30, 2009	730,000	(2)

Outstanding award grants at January 1, 2009 (1)	237,333
Awards granted	221,333
Vested (1)	(50,000)
Outstanding grants at June 30, 2009	408,666
Authorized awards to be granted in future years	321,334
Authorized awards at June 30, 2009	730,000	(2)

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(2)                             Authorized awards of 730,000 shares consist of 350,000 fully restricted shares approved for Mr. McGrath on March 1, 2008 and 380,000 fully restricted shares approved for Mr. Steinberg on March 10, 2008. Of the 730,000 shares subject to these outstanding awards, as of June 30, 2009, a total of 408,666 have been granted, but none have vested.

At June 30, 2009 there was approximately $57,060 of stock based compensation costs related to unvested restricted stock awards to be recognized over the performance period of the remainder of 2009. For 2009 these awards were valued at $0.51 per share.

11.          Income Taxes—We follow SFAS No. 109, Accounting for Income Taxes, which requires use of the asset and liability method of accounting for deferred income taxes and providing deferred income taxes for all significant temporary differences and FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return.

Income tax benefit of $1.6 million for the six month period ended June 30, 2009 reflected an effective tax rate of 37%, compared to income tax benefit of $824,000, or an effective tax rate of 35%, for the six month period ended June 30, 2008. We had no FIN 48 liabilities as of June 30, 2009 or December 31, 2008.

During the second quarter of 2009, we received notice from the Internal Revenue Service that it is reviewing our 2007 Federal income tax return. We do not anticipate any material impact on our financial statements as a result of this review.

12.          Financing Agreement—On December 15, 2006, we entered into a credit agreement with JPMorgan Chase Bank, N.A. providing for a $5.5 million revolving line of credit maturing March 31, 2009 to be used as necessary for ongoing working capital needs and general corporate purposes. We did not draw on this credit facility and at March 31, 2009 we chose to allow the credit facility to expire.

For the six month periods ended June 30, 2009 and 2008, we had no borrowings or repayments on our credit facility and we had no outstanding balance on our credit facility as of June 30, 2009 or December 31, 2008.

13.          Issuer Repurchases of Shares—On March 6, 2008, we announced that our Board of Directors had reactivated a common stock repurchase program authorizing us to repurchase up to 505,450 shares of our common stock from time to time, subject to market conditions. In October 2008, our Board of Directors approved an expansion of our stock repurchase program, authorizing us to repurchase up to an additional 300,000 shares from time to time, subject to market conditions.

During the first quarter of 2008, we established a written plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, which provides for the purchase of our common stock in support of our announced share repurchase program. During the second quarter of 2009, we repurchased 58,004 shares for a total cost of $50,943, or an average of $0.88 per share, including commissions and fees.

Since the reactivation of our common stock repurchase program in March 2008 and through June 30, 2009, we had repurchased 628,606 shares for a total cost of $1,086,523, or an average of $1.73 per share, including commissions and fees. As of June 30, 2009, we had 176,844 shares remaining to be repurchased under this repurchase program.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.          Recently Adopted Accounting Pronouncements— On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurement except for nonfinancial assets and nonfinancial liabilities. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The adoption of this statement did not have a material effect on our reported financial position or results of operations. On January 1, 2009 we adopted SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this additional provision of this statement did not have a material effect on our reported financial position or results of operations.

On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. The adoption of this statement did not have a material effect on our reported financial position or results of operations as we did not elect the fair value option for any eligible financial assets or liabilities not already carried at fair value.

In May 2009, FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS No. 165 had no impact on the financial statements as management already followed a similar approach prior to the adoption of this standard. (See Note 1).

15.          Recently Issued Accounting Pronouncements—On January 1, 2009, we adopted SFAS No. 160, Non Controlling Interests in Consolidated Financial Statements—an amendment of ARB 51. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non controlling ownership interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of this statement did have a material effect on our financial statements.

On January 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, as amended and interpreted. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of this statement did not have a material effect on our financial statements.

On January 1, 2009, we adopted FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. FSP EITF 03-6-1 requires that unvested share-based payment awards which contain nonforfeitable rights to dividends or dividend equivalents with common stocks should be included in the earnings allocation in computing earnings per share (EPS) under FASB Statement No. 128, Earnings per Share. We have no such instruments outstanding. The adoption of this FSP did not have a material effect on our financial statements.

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS 168). SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 to have a material effect on our financial statements and related disclosures.

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement Under The Private Securities Litigation Reform Act:

Various sections contained or incorporated by reference in this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. Such statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “could,” “should,” “may,” “will be,” “will likely continue,” “will likely result,” or words or phrases of similar meaning. These statements are not historical facts or guarantees of future performance but instead represent only our belief at the time the statements were made regarding future events. In particular, statements under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including but not limited to statements regarding our expectations regarding the sufficiency of our liquidity sources and the expected impact of legal proceedings with which we may become involved. All forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties which may cause actual results and outcomes to differ materially from what we express or forecast in these forward-looking statements. In evaluating these statements, you should consider the risks and uncertainties discussed under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

Prospective clients are more cautious in making commitments to new engagements and may delay the commencement of projects. This has made our efforts to grow our revenue more difficult than we had anticipated earlier in the year.

Significant Events

For several years prior to the second quarter of 2008, the vast majority of our revenue was derived from government contracts.  In 2007, 85% of our revenue was derived from two contracts with the U.S. Navy.  Those contracts expired in March and April 2008.

During 2008, we underwent significant changes, hiring a new management team, reorganizing into practice areas, renewing our focus on developing our commercial business and implementing significant workforce and cost reductions.  Although we have seen some early indications of positive results from these efforts, these are not quick “fixes” that will result in a short-term return to profitability. We continue to manage aggressively to return to profitability, although there can be no assurances when or if we will achieve this goal. Despite our efforts to reduce costs, ultimately our ability to return to profitability will depend on our success in generating new revenues from new clients.

As discussed below under the heading “Liquidity and Capital Resources,” we have what we believe is a strong working capital position.  We continue to believe that these combined resources should be sufficient to allow us to return to profitability if our efforts identified above are successful.

Overview

We are a professional services firm that executes and implements process improvements and culture change management operations strategies to produce improved operational and financial performance for our clients globally. We are a Delaware corporation founded in 1978 and headquartered in Irving, Texas.

Through our proprietary Process Value Management ™, or PVM™, methodology, our consultants refine processes throughout an organization to give our clients a competitive advantage that increases revenues, lowers costs, and generates cash.  With our more than 30 years of change management experience, innovation, and knowledge leadership, we have demonstrated our ability to apply this methodology in a wide variety of organizations.

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

For marketing purposes, we are now organized into five practices. These practices, which focus our marketing efforts into client industry sectors, are

•                  Aerospace and Defense Contractors,

•                  Government (including all branches of the U.S. military),

•                  Healthcare,

•                  Transportation and Logistics, and

•                  Industrial

In the future we may create additional practices as we see potential market opportunities in other areas. Our practice leaders and principals are responsible for sales and marketing to prospective clients with support from our business development staff.  Our business development personnel are responsible for developing sales tools and assisting with proposals, as well as developing and extending awareness of our brand “Thomas Group.”

Through the years, we have developed a number of service offerings that employ the PVM approach and methodology to drive productivity improvements within multiple areas of our clients’ enterprises. Although we continue to provide solutions to client problems in many areas of need, over the past year we have refined our offerings to focus our marketing more often on specific solutions in

•      Culture and Change Management,

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

While we believe our methodologies are applicable to any organization, we have developed a significant amount of subject matter expertise relevant to specific industries and governmental entities. Consequently, we can leverage our consultants’ prior executive experiences to obtain business and determine appropriate client project teams. Our goal is to diversify our business among our various practice areas — Government, Aerospace and Defense Contractors, Transportation, Healthcare, and Industrial. We are actively pursuing new business in each of these areas.

We perform services and provide solutions for clients pursuant to contracts that typically have terms of two weeks to one year or longer. We are compensated for our professional services and solutions in one or more of three ways:

•                  fixed fees,

•                  task-based fees, or

•                  incentive fees.

Our fee type and structure for each client engagement depends on a number of variables, including the size of the client, the complexity and geographic dispersion of its business, the extent of the opportunity for us to improve the client’s processes and other factors. Our contracts are often cancelable by our clients upon as little as 30 days’ notice.  We do not report bookings or backlog because we believe the uncertainties associated with cancelable contracts, particularly in our commercial business, may render such information misleading.

The majority of our revenue is derived from fixed fee and task-based fee contracts.

Fixed fee revenue is recognized on the proportional performance model (which approximates the percentage completion method), based on direct labor hours expended and, when applicable, the completed performance model. In order to calculate the completion ratio on a given project, time and effort to date are divided by the total estimated time and effort for the entire project. This ratio is then multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date. A few of our fixed fee contracts, primarily assessments, are recognized using the completed contract performance model as these contracts are generally one to six weeks in duration and conclude with a presentation or agreed upon deliverable to the clients’ management. Revenues attributable to fixed fees were 71% and 64% of consolidated revenue for the three and six month periods ended June 30, 2009, and 48% and 31% of consolidated revenue for the three and six month periods ended June 30, 2008.

Task-based fees are recognized as revenue when the relevant task is completed, usually on a monthly basis. Revenues attributable to task-based fees were 13% and 12% of consolidated revenue for the three and six month periods ended June 30, 2009, and 43% and 64% of consolidated revenue for the three and six month periods ended June 30, 2008.

Incentive fees are tied to improvements in a variety of client performance measures typically involving cycle time, asset utilization and productivity. Incentive fee revenue is recognized in the period in which the related client improvements are achieved and we obtain the client’s acceptance. Our incentive fee agreements with our clients define in advance the performance improvement standards that will form the basis for the payment of incentive fees. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, we obtain customer agreement to these achievements prior to recognizing revenue. Typically these contracts are for commercial customers and they provide for a base fee and an additional incentive fee earned according to a formula specified in the applicable contract.  Incentive fees are affected by our clients’ business performance and prevailing economic conditions. Revenues attributable to incentive fees were 1% and 11% of consolidated revenue for the three and six month periods ended June 30, 2009. We had no revenue attributable to incentive fees for each of the three and six month periods ended June 30, 2008. As of June 30, 2009, we had two contracts that provided for incentive fees. While incentive fees are not currently a significant portion of our revenue, earlier in our history they were more significant. As we attempt to diversify our business to include more commercial work, incentive fees could again become a more significant portion of our revenue.

Reimbursement revenue represents our clients’ repayment of our mutually agreed upon travel expenses as incurred. All billable travel expenses are submitted to and approved by the client. Revenues attributable to reimbursement were 15% and 13%, for the three and six month periods ended June 30, 2009 and 9% and 5% of consolidated revenue for the three and six month periods ended June 30, 2008. For some clients, the fixed fee or task-based fee is inclusive of travel. In these cases, the travel expense is included in cost of sales.

Consulting contracts typically are awarded by both government entities and private organizations on the basis of either sole-source negotiations, that is, direct negotiation between the client and a single vendor such as Thomas Group, or on the basis of competitive bidding, generally in response to a Request for Proposal. Whenever possible, we prefer to work under sole source contract arrangements. Competitive bids can require extensive time, effort and cost to submit a qualified bid and the outcome is unpredictable. In many competitive bid situations, we compete against far larger companies with far greater resources to devote to the proposal process. In some cases, we team with another company that has capabilities complementary to ours in order to increase the competitiveness of our bid.  In other cases, we use an intermediary who has the capability to respond more effectively in this process. The current U.S. government administration has announced plans to revamp the government contracting process. At this point it is not certain what impact this development may have on our ability to secure future contracts or when or if these changes will become effective.

Contracts related to these U.S. government engagements often are executed within the U.S. government’s budget cycle and are fully funded for up to one year at a time. They may be renewed annually for successive one-year periods if the life of the engagement extends beyond one fiscal year. For our engagements with the U.S. government, we use an intermediary that acts as a prime contractor providing contracting and administrative services for the majority of our government programs, or we contract either directly with the government through our listing with the General Services Administration.

For several years we worked extensively on engagements with two divisions of the U.S. Navy, each governed by a separate contractual agreement. One of these contracts expired March 31, 2008 and the other expired April 30, 2008. For the year ended December 31, 2007 these two contracts represented approximately 85% of our revenue, and for the year ended December 31, 2008 they represented approximately 44% of our revenue. To date, we have not replaced most of the revenue that was previously generated through these expired government contracts. We continue to work on smaller programs with the U.S. Navy as well as with the U.S. Air Force. We are actively working to expand our U.S government business with the entire U.S. military as well as other departments within the U.S. government, and to expand our commercial business.

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

In December 2005, we instituted our first annual dividend of $0.20 per share annually, which was subsequently increased to $0.30 per share annually in June 2006 and $0.40 per share annually in December 2006. On February 19, 2008, our Board of Directors suspended the payment of future dividends.

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

Deferred Taxes—Income taxes are calculated using the asset and liability method required by Financial Accounting Standards Board (“FASB”) Statement No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred income taxes are recognized for the tax consequences resulting from timing differences by applying enacted statutory tax rates applicable to future years. These timing differences are associated with differences between the financial and the tax basis of existing assets and liabilities. Under SFAS No. 109, a statutory change in tax rates will be recognized immediately in deferred taxes and income. Net deferred taxes are recorded both as a current deferred income tax asset and as other long-term liabilities based upon the classification of the related timing difference. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. All available evidence, both positive and negative, is considered when determining the need for a valuation allowance. Judgment is used in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. In accordance with SFAS No. 109, evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain.

In addition to timing differences arising from operating assets and liabilities, we also record deferred tax assets for the tax benefits of net operating losses and foreign tax credits. For United States federal tax purposes, at December 31, 2002, we had net operating loss carryovers of approximately $4.2 million. Under the limitations of Section 382 of the Internal Revenue Code, discussed below, $0.7 million was used to offset United States taxable income in 2003. In 2004, $0.2 million expired under Section 382, but an $8.1 million in United States net operating loss was generated, resulting in a balance of $11.4 million at December 31, 2004. In 2005, we used $8.1 million of the net operating loss to offset United States taxable income and used $0.2 million of the net operating loss carryforward limited under Section 382, resulting in a net operating loss carryforward balance of $3.1 million at December 31, 2005. In each of fiscal years 2006 and 2007, we used $0.2 million of the net operating loss carryforward balance, resulting in a $2.9 million balance at December 31, 2006, and a $2.8 million balance at December 31, 2007 and December 31, 2008. As of June 30, 2009, we had a $2.8 million net operating loss balance.

In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2006 we determined that a valuation allowance was appropriate on only approximately $117,000 of the net operating loss carryforward, due to annual limitations under

Section 382.  Therefore, we removed $1.8 million of the valuation allowance. As of December 31, 2008, we reduced the valuation allowance by $59,000, resulting in a $58,000 balance at year end. As of June 30, 2009, we had a valuation allowance of $58,000.

Our assessment included a review of the critical assumptions affecting the ultimate realizability of this deferred tax asset.  In order for us to be able to utilize the tax deductions that give rise to this deferred tax asset, we will need to generate adequate profits in the future.  As a result, and particularly in light of our net losses in recent periods, it is management’s view that the most critical assumption affecting the realizability of this deferred tax asset is the assumption that we will be able to return to sustained profitability.  In order to achieve such profitability, we will need to generate additional revenue from new clients and to continue the recent success of reducing costs and operating with a lower cost structure.  We believe that our 30-year history of success in delivering high quality services to our clients, our recent efforts to diversify our product and service offerings to appeal to a broader range of potential customers, and our recent success at reducing and managing costs are all positive factors in assessing the likelihood of our future profitability.  Although it is impossible to predict with certainty when or if we will return to profitability, management is committed to this outcome and believes that, based on the preponderance of evidence as of the end of the quarter, we will be able ultimately to achieve this goal.  Therefore, we have concluded as of this point in time that it is more likely than not that Thomas Group will be able to utilize this deferred tax asset.

If future analyses of the positive and negative evidence indicate that it is more likely than not that some portion or all of the net deferred tax asset will not be realized, a partial or full valuation allowance may be required, which could have a negative effect on net income in the period that it becomes more likely than not that deferred tax assets will not be realized.

We also follow the guidance under FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. In addition, FIN 48 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. An income tax penalty is recognized as expense when the tax position does not meet the minimum statutory threshold to avoid the imposition of a penalty. As of June 30, 2009, we did not have any FIN 48 liabilities or associated interest.

Stock Based Compensation—We account for stock based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share Based Payment. SFAS No. 123(R) requires us to measure all stock based compensation awards at the grant date using a fair value method and to record expense in the financial statements over the requisite service period of the award. We estimate the fair value of options using the Black—Scholes method, which considers a risk-free interest rate, volatility, expected life, forfeitures, and dividend rates. We use the U.S. 10-year Treasury Bond yield to estimate the risk-free interest rate; and, our estimate of volatility is based on our historical stock price for a period of at least or equal to the expected life of award. Our estimate of forfeitures considers the term of the awards granted and historical forfeiture experience and our estimate of the expected life of awards is based on the anticipated time the award is held. The restricted stock awards are valued on the date of grant using the closing price of our common stock on the NASDAQ Global Market on that date. Performance share awards are expensed over the applicable year(s) of service at the closing price on the NASDAQ Global Market on the date when there is mutual understanding of the key terms and conditions affecting the performance award for the year(s).

Income Taxes— During the second quarter of 2009, we received notice from the Internal Revenue Service that it is reviewing our 2007 Federal income tax return. We do not anticipate any material impact on our financial statements as a result of this 2007 audit.

Recently Adopted Accounting Pronouncements—On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurement except for nonfinancial assets and nonfinancial liabilities. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures regarding fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The adoption of this statement did not have a material effect on our reported financial position or results of operations. On January 1, 2009 we adopted SFAS No.157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this additional provision of this statement did not have a material effect on our reported financial position or results of operations.

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

In May 2009, FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS No. 165 had no impact on the financial statements as management already followed a similar approach prior to the adoption of this standard.

Recently Issued Accounting Pronouncements—In December 2007, the FASB issued SFAS No. 160, Non Controlling Interests in Consolidated Financial Statements—an amendment of ARB 51 which is effective for fiscal years and interim periods within those years beginning on or after December 15, 2008. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non controlling ownership interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of this statement did not have a material effect on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, as amended and interpreted. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement did not have a material effect on our financial statements.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. FSP EITF 03-6-1 requires that unvested share-based payment awards which contain nonforfeitable rights to dividends or dividend equivalents with common stocks should be included in the earnings allocation in computing earnings per share (EPS) under FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have no such instruments outstanding. The adoption of this FSP did not have a material effect on our financial statements.

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS 168). SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 to have a material effect on our financial statements and related disclosures.

Results of Operations

The following table sets forth the percentages of revenue for the identified items in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.2%	63.2%	60.6%	55.2%
Gross profit	33.8%	36.8%	39.4%	44.8%
Selling, general and administrative	120.3%	92.9%	110.2%	59.1%
Operating income (loss)	(86.5)%	(56.1)%	(70.8)%	(14.3)%
Interest income (expense), net	0.1%	1.6%	0.1%	1.1%
Other income (expense),	0.8%	—	0.5%	—
Income (loss) before income taxes	(85.6)%	(54.5)%	(70.2)%	(13.2)%
Income taxes	(33.9)%	(19.3)%	(26.5)%	(4.6)%
Net income (loss)	(51.7)%	(35.2)%	(43.7)%	(8.6)%

Three Month Period Ended June 30, 2009 Compared to the Three Month Period Ended June 30, 2008

Revenue—In the second quarter of 2009, total revenues decreased $2.8 million, or 51%, to $2.6 million from $5.4 million in the second quarter of 2008. Task based revenue was $0.3 million, or 13% of revenue, in the second quarter of 2009, compared to $2.3 million, or 43% of revenue, in the second quarter of 2008. Fixed fee revenue was $1.9 million, or 71% of revenue, in the second quarter of 2009, compared to $2.6 million, or 48% of revenue, in the second quarter of 2008. Reimbursement revenues were $0.4 million, or 15% of revenue, in the second quarter of 2009, compared to $0.5 million, or 9% of revenue, in the second quarter of 2008. Incentive revenue was $0.03 million, or 1% of revenue, in the second quarter of 2009. We had no revenue attributable to incentive fees in the second quarter of 2008. As of Aug 12, 2009, we had two active incentive based contracts.

North America region revenue decreased $2.7 million, or 60%, to $1.9 million in the second quarter of 2009, compared to $4.6 million in the second quarter of 2008. The decrease in North America revenues for the second quarter of 2009 compared to the second quarter of 2008 is due primarily to a decrease in our government business. The decrease in task based revenue, which is associated with our government contracts, is due primarily to the ending of some of our U.S. Navy programs following the government’s decision to consolidate these programs into a single contracting vehicle for which we were not named as a provider. The decrease in fixed fee revenue, which is associated with our commercial contracts, is due primarily to having a lower volume of commercial contracts, along with the contracts having a lower contract value for the three month period ended June 30, 2009 compared to the three month period ended June 30, 2008. Reimbursable revenues, which also are associated with our commercial contracts, decreased due to the decrease in commercial activity.

During each of the second quarters of 2009 and 2008, we recorded $0.8 million in revenue from a client located in Europe. Although we discontinued our Europe operations in 2006, we maintain a strategic relationship in Europe through which we may periodically obtain business.

Gross Profit—Gross profit margins were 34% of revenue, or $0.9 million, in the second quarter of 2009, compared to 37%, or $2.0 million, in the second quarter of 2008. Costs of sales consists of direct labor, travel, and other direct costs incurred by our consultants to provide services to our clients and to complete client related projects, including training. The decrease in gross profit margin, as a percentage of revenue, is related to lower level of revenue in the second quarter of 2009 and to a higher concentration of lower margin client engagements.

Selling, General and Administrative Expenses— SG&A costs for the second quarter of 2009 were $3.1 million, compared to $5.0 million in the second quarter of 2008. The $1.9 million decrease is related primarily to a $0.2 million decrease in stock-based compensation during the second quarter of 2009, a $0.2 million decrease in sales commissions and executive bonus, a $0.9 million decrease in payroll costs due to the decline in the number of consultants employed, a $0.4 million decrease in severance costs related to the reduction in our labor force during the second quarter of 2008 and a $0.2 million decrease in other costs due to a decline in activity as compared to the same period in 2008.

Six Month Period Ended June 30, 2009 Compared to the Six Month Period Ended June 30, 2008

Revenue—In the first half of 2009, total revenues decreased $11.9 million, or 67%, to $5.9 million from $17.8 million in the first half of 2008. Task based revenue was $0.7 million, or 12% of revenue, in the first half of 2009, compared to $11.4 million, or 64% of revenue, in the first half of 2008. Fixed fee revenue was $3.8 million, or 64% of revenue, in the first half of 2009, compared to $5.5 million, or 31% of revenue, in the first half of 2008. Reimbursement revenues were $0.8 million, or 13% of revenue, in the first half of 2009, compared to $0.9 million, or 5% of revenue, in the first half of 2008. Incentive revenue was $0.6 million, or 11% of revenue, in the first half of 2009. We had no revenue attributable to incentive fees in the first half of 2008. As of Aug 12, 2009, we had two active incentive based contracts.

North America region revenue decreased $12.5 million, or 77%, to $3.8 million in the first half of 2009, compared to $16.3 million in the first half of 2008. The decrease in North America revenues for the first half of 2009 compared to the first half of 2008 is due primarily to a decrease in our government business. The decrease in task based revenue, which is associated with our government contracts, is due primarily to the ending of some of our U.S. Navy programs following the government’s decision to consolidate these programs into a single contracting vehicle for which we were not named as a provider. The decrease in fixed fee revenue, which is associated with our commercial contracts, is due primarily to having a lower volume of our commercial contracts, along with the contracts having a lower contract value for the first half of 2009 compared to the first half of 2008. Reimbursable revenues, which also are associated with our commercial contracts, decreased due to the decrease in commercial activity.

Our South America region revenue was $17,000 during the first half of 2009. We had no revenue in South America during the first half of 2008.

During the first half of 2009, we recorded $2.1 million in revenue from a client located in Europe, compared to $1.5 million in revenue in the first half of 2008. Although we discontinued our Europe operations in 2006, we maintain a strategic relationship in Europe through which we may periodically obtain business.

Gross Profit—Gross profit margins were 39% of revenue, or $2.3 million, in the first half of 2009, compared to 45%, or $8.0 million, in the first half of 2008. Costs of sales consists of direct labor, travel, and other direct costs incurred by our consultants to provide services to our clients and to complete client related projects, including training. The decrease in gross profit margin, as a percentage of revenue, is related to lower level of revenue in the first half of 2009 and to a higher concentration of lower margin client engagements.

Selling, General and Administrative Expenses— SG&A costs for the first half of 2009 were $6.5 million compared to $10.5 million in the first half of 2008. The $4.0 million decrease is primarily related to a $1.2 million decrease in payroll costs due to the decline in the number of consultants employed, a $0.4 million decrease in severance costs related to the reduction in our labor force during the second quarter of 2008 a $0.6 million decrease in stock-based compensation, a $0.7 million decrease in sales commissions and executive bonus, a $0.3 million decrease in recruiting costs, a $0.2 million decrease in bad debt allowance, a $0.1 million decrease in outside consultants used related to the decrease in activity, a $0.1 million decrease in general insurance costs and a $0.3 million decline in other costs due to a decrease in activity and the number of consultants employed as compared to prior year.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $0.5 million during the first six months of 2009 compared to a $2.4 million increase during the first six months of 2008. The major components of these changes are discussed below:

Cash Flows from Operating Activities—Net cash used in operating activities was $0.3 million, compared to net cash provided by operations of $4.3 million for the first half of 2008. This decrease is due primarily to our net loss for the first half of the year offset by the receipt of an income tax refund of $2.7 million in 2009 for losses recorded in 2008.

Cash Flows from Investing Activities—There was no cash used for investing activities in the first half of 2009 compared to $0.1 million in the first half of 2008, which consisted of computer and software purchases.

Cash Flows from Financing Activities— Cash used for financing activities for the first half of 2009 was $0.1 million consisting primarily of stock repurchases compared to $1.8 million in the first six months of 2008, related to the $1.2 million payment of dividends, the $0.4 million purchase of stock under our stock repurchase plan, and the $0.2 million net tax effect of stock issuances.

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

During the first quarter of 2008, we established a written plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, which provides for the purchase of our common stock in support of our announced share repurchase program. During the second quarter of 2009, we repurchased 58,004 shares for a total of $50,943, or an average of $0.88 per share, including commissions and fees.

Since the reactivation of our common stock repurchase program in March 2008 and through June 30, 2009, we had repurchased 628,606 shares for a total cost of $1,086,523, or $1.73 per share, including commissions and fees. As of June 30, 2009, we had 176,844 shares remaining to be repurchased under this repurchase program.

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

Our ability to maintain gross margins, control costs and generate cash flow from operations in the future will determine our ability to arrange debt facilities in the future. We regularly evaluate our business to enhance our liquidity position. We currently believe that our available working capital of $10.4 million at June 30, 2009 is sufficient to provide the necessary resources to enable us to grow in 2009. Our cash balance at June 30, 2009 was $7.9 million, or $0.73 per diluted share, including the $2.7 million Federal tax refund we received during the quarter.

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

Inflation—Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the three month period ended June 30, 2009 or 2008. However, there can be no assurance our business will not be affected by inflation in the future.

Commitments and Off-Balance Sheet Arrangements— As of June 30, 2009, we had no material commitments for capital expenditures or off-balance sheet arrangements.

ITEM 3—Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in circumstances affecting our exposure to interest rate or foreign exchange rate risk since December 31, 2008.

ITEM 4—Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, Earle Steinberg, our President and Chief Executive Officer, and Frank Tilley, our Vice President and Interim Chief Financial Officer, have concluded that, as of June 30, 2009, in their judgment, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us, including our subsidiaries, in the reports we file, or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no changes in our internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

During the second quarter of 2009, we received notice from the Internal Revenue Service that it is reviewing our 2007 Federal income tax return. We do not anticipate any material impact on our financial statements as a result of this review.

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

Our securities could be delisted in the future if we do not maintain compliance with applicable listing requirements. If our securities are delisted from the NASDAQ Global Market and we are unable to satisfy the listing requirements of the NASDAQ Capital Market, our securities would subsequently be transferred to the National Quotation Service Bureau, or “Pink Sheets.” The trading of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock on the Pink Sheets will materially adversely affect our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Securities that trade on the Pink Sheets are no longer eligible for margin loans, and a company trading on the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. If our securities are delisted in the future and transferred to the Pink Sheets, there may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees.

On October 16, 2008, NASDAQ, as part of its response to what it views as “extraordinary market conditions,” temporarily suspended some of its marketplace rules related to listing requirements. NASDAQ subsequently extended these temporary changes on two occasions.

These temporary suspensions expired on July 31, 2009, with enforcement of these rules reinstated on August 3, 2009. NASDAQ has announced that it does not expect any further extensions of the suspension. We do not currently meet the listing requirements for the NASDAQ Global Market.

There have been no other material changes from the information previously reported under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

The following table details our repurchases of shares of our common stock during the three month period ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Per Share, Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Shares that May Yet be Purchased Under the Plans or Programs
April 1 — 30, 2009	17,319	$0.86	17,319	217,529
May 1 — 31, 2009	10,585	$0.89	10,585	206,944
June 1 — 30, 2009	30,100	$0.88	30,100	176,844
Total	58,004	$0.88	58,004

We purchased these shares with our available cash.

As of June 30, 2009, we had repurchased a total of 628,606 shares at an average total cost of $1.73 per share, including commissions and fees.

ITEM 3—Defaults Upon Senior Securities

None.

ITEM 4—Submission of Matters to a Vote of Security Holders

On June 24, 2009, we held our Annual Meeting of Stockholders. A total of 10,108,696 shares out of 10,675,294 shares outstanding were represented in person or by proxy at the meeting. At the Annual Meeting, the following matters were addressed:

(1)         Michael E. McGrath, John T. Chain, Jr., Edward P. Evans, Dorsey R. Gardner, and David B. Mathis were elected as directors to serve for a one-year term until the 2010 Annual Meeting. Voting results for these nominees are summarized below:

	Number of Shares
	For	Withheld	Broker Non-Votes
Michael E. McGrath	9,921,737	187,232	—
John T. Chain, Jr.	9,980,491	128,478	—
Edward P. Evans	9,991,845	117,124	—
Dorsey R. Gardner	10,036,804	72,165	—
David B. Mathis	9,956,908	152,061	—

(2) Stockholders approved, adopted, and ratified the appointment of Hein & Associates LLP as the Company’s independent registered public accounting firm for fiscal year 2009 as set forth in Proposal 2 of the Thomas Group Proxy Statement dated April 29, 2009. Voting results are summarized as follows:

Number of Shares
For	Against	Abstained
10,043,367	48,539	17,063

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

THOMAS GROUP, INC. Registrant

August 12, 2009	/s/ EARLE STEINBERG
Date	Earle Steinberg
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