Form 10-Q
period 2009-09-30
THOMAS GROUP INC
filed 2009-11-13
CIK 900017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 13, 2009, there were 10,499,060 shares of the registrant’s common stock outstanding.

THOMAS GROUP, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1—Financial Statements

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2009	December 31, 2008

ASSETS
Current Assets
Cash and cash equivalents	$6,460	$8,349
Trade accounts receivable, net of allowance of $5 and $11 at September 30, 2009 and December 31, 2008, respectively	1,240	1,432
Unbilled receivables	228	456
Deferred tax asset, current, net of allowance of $5 and $16 at September 30, 2009 and December 31, 2008, respectively	155	466
Income tax receivable	2,103	3,650
Other current assets	405	559
Total Current Assets	10,591	14,912
Property and equipment, net of accumulated depreciation of $2,400 and $2,140 at September 30, 2009 and December 31, 2008, respectively	612	881
Deferred tax asset, net of allowance of $53 and $44 at September 30, 2009 and December 31, 2008, respectively	1,666	1,330
Other assets	31	31
	$12,900	$17,154
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$817	$892
Accrued wages and benefits	345	740
Income taxes payable	14	69
Total Current Liabilities	1,176	1,701
Other long-term obligations	151	202
Total Liabilities	1,327	1,903
Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 13,843,541 and 13,793,541 shares issued and 10,586,315 and 10,716,306 shares outstanding at September 30, 2009 and December 31, 2008, respectively	138	138
Additional paid-in capital	31,460	31,392
Retained earnings	3,623	7,225
Treasury stock, 3,257,226 and 3,077,235 shares at September 30, 2009 and December 31, 2008, respectively, at cost	(23,648)	(23,504)
Total Stockholders’ Equity	11,573	15,251
	$12,900	$17,154

See accompanying notes to condensed consolidated financial statements

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Consulting revenue before reimbursements	$1,783	$3,392	$6,939	$20,313
Reimbursements	315	440	1,067	1,334
Total revenue	2,098	3,832	8,006	21,647
Cost of sales before reimbursable expenses	1,071	2,298	3,898	11,246
Reimbursable expenses	315	440	1,067	1,334
Total cost of sales	1,386	2,738	4,965	12.580
Gross profit	712	1,094	3,041	9,067
Selling, general and administrative	2,595	4,365	9,107	14,892
Operating loss	(1,883)	(3,271)	(6,066)	(5,825)
Interest income, net	—	56	6	258
Other income	302	—	329	—
Loss from continuing operations before income taxes	(1,581)	(3,215)	(5,731)	(5,567)
Income tax benefit	(557)	(930)	(2,128)	(1,755)
Net loss	$(1,024)	$(2,285)	$(3,603)	$(3,812)

Earnings per share:
Basic:	$(0.10)	$(0.21)	$(0.34)	$(0.35)
Diluted:	$(0.10)	$(0.21)	$(0.34)	$(0.35)

Weighted average shares:
Basic	10,614	10,973	10,653	11,040
Diluted	10,614	10,973	10,653	11,040

See accompanying notes to condensed consolidated financial statements.

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(3,603)	$(3,812)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	269	370
Amortization	—	14
Gain on disposal of assets	(5)	—
Foreign currency translation gain	(64)	(12)
Stock based compensation expense	114	871
Bad debt expense	68	220
Other	(22)	(6)
Change in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	181	7,883
(Increase) decrease in unbilled receivables	228	(425)
(Increase) decrease in deferred tax asset	(25)	229
(Increase) decrease in income tax receivable	1,548	(2,002)
(Increase) decrease in other assets	154	(257)
Increase (decrease) in accounts payable and accrued liabilities	(487)	(1,128)
Increase (decrease) in other liabilities	(27)	(3)
Increase (decrease) in income taxes payable	(56)	(904)
Net cash provided by (used in) operating activities	(1,727)	1,038

Cash Flows From Investing Activities:
Proceeds from sale of assets	5	—
Capital expenditures	—	(99)
Net cash provided by (used in) investing activities	5	(99)

Cash Flows From Financing Activities:
Purchase of stock	(145)	(779)
Issuance of common stock	1	—
Dividends paid	—	(1,163)
Tax effect of stock award exercises	(45)	(187)
Net cash used in financing activities	(189)	(2,129)

Effect of exchange rate changes on cash	22	6

Net change in cash	(1,889)	(1,184)

Cash and cash equivalents
Beginning of period	8,349	11,990
End of period	$6,460	$10,806

See accompanying notes to condensed consolidated financial statements.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation—The unaudited condensed consolidated financial statements of Thomas Group, Inc. include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly our results of operations for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10-K for the 2008 fiscal year, filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results of operations for the entire year ending December 31, 2009.

Management has evaluated subsequent events through November 13, 2009, which is the date that the Company’s financial statements were issued. No material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in these financial statements.

2.             Liquidity— Our cash balance was $6,460,000 at September 30, 2009. Management believes that this cash balance should provide sufficient liquidity to meet our needs through the end of 2009. If circumstances change, we could be required to seek other sources of liquidity during 2009. There can be no assurance that such additional liquidity would be available, or available on terms acceptable to us.

3.             Earnings Per Share—Basic earnings (loss) per share is based on the number of weighted average shares outstanding. Diluted earnings (loss) per share includes the effect of dilutive securities such as stock options, stock warrants, and restricted stock awards expected to vest. The following table reconciles basic earnings (loss) per share to diluted earnings (loss) per share under the provisions of ASC 260, Earnings Per Share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	In thousands, except per share data		In thousands, except per share data
Numerator:
Net income (loss)	$(1,024)	$(2,285)	$(3,603)	$(3,812)
Denominator:
Weighted average shares outstanding:
Basic	10,614	10,973	10,653	11,040
Effect of dilutive securities:
Common stock options	—	—	—	—
Restricted stock awards expected to vest	—	—	—	—
Diluted	10,614	10,973	10,653	11,040
Earnings (loss) per share:
Basic	$(0.10)	$(0.21)	$(0.34)	$(0.35)
Diluted	$(0.10)	$(0.21)	$(0.34)	$(0.35)

Diluted earnings (loss) per share is the same as basic earnings (loss) per share for the three and nine months ended September 30, 2009 because the effect of outstanding options and unvested restricted stock would have been antidilutive due to the net loss.

Stock options and unvested restricted stock awards outstanding that are not included in the diluted earnings (loss) per share computation due to the antidilutive effects were approximately 432,666 for the three and nine months ended September 30, 2009, and 253,869 for the three and nine months ended September 30, 2008.

We have not issued any stock options since January 2003.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.             Stock Based Compensation—Options to purchase shares of our common stock have been granted to directors, officers and employees. The majority of the options granted become exercisable at the rate of 33% per year and generally expire ten years after the date of grant. At September 30, 2009, options to purchase 24,000 shares of our common stock were outstanding and exercisable.

Since the adoption of our 2005 Omnibus Stock and Incentive Plan (the “2005 Omnibus Plan”), we have granted our employees restricted stock awards representing 880,000 shares of our common stock pursuant to that plan. The 880,000 shares covered by such awards have either vested or been forfeited by the award holders according to the terms of the respective awards. As of September 30, 2009, no awards remained outstanding and subject to restrictions. At September 30, 2009, 616,666 shares remain authorized and available for grant under the 2005 Omnibus Plan. The 2005 Omnibus Plan will terminate on December 20, 2015.

On March 1, 2008, the Compensation and Corporate Governance Committee of our Board of Directors (the “Compensation Committee”) and our Board of Directors, upon the Compensation Committee’s recommendation, approved a new incentive compensation plan titled the 2008 Omnibus Stock and Incentive Plan for Thomas Group, Inc. (the “2008 Omnibus Plan”). The 2008 Omnibus Plan provides a means for us to grant awards to officers, employees or consultants in the form of options, restricted shares, performance awards and stock appreciation rights. A total of 1,000,000 shares of our common stock was reserved for issuance pursuant to awards to be made under the 2008 Omnibus Plan. At September 30, 2009, 270,000 shares remain authorized and available for grant under the 2008 Omnibus Plan. The 2008 Omnibus Plan received stockholder approval at our 2008 Annual Meeting of Stockholders held on June 26, 2008.

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

5.             Significant Clients—We had four clients who each accounted for more than 10% of our revenue in the three and nine month periods ended September 30, 2009. One of those clients and one other client each accounted for more than 10% of our revenue in the three month periods ended September 30, 2008. Two of those clients and two other clients each accounted for more than 10% of our revenue in the nine month period ended September 30, 2008.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	Revenue ($ thousands)		Revenue ($ thousands)

Client A	$560	$757	$2,098	$2,289
Client B	$452	$288	$1,441	$577
Client C	$464	$342	$1,305	$3,128
Client D	$315	$—	$911	$—
Client E	$91	$94	$269	$6,787
Client F	$—	$—	$—	$4,205
Client G	$—	$743	$22	$1,243

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	% of revenue		% of revenue

Client A	27%	20%	26%	11%
Client B	22%	8%	18%	3%
Client C	22%	9%	16%	14%
Client D	15%	0%	11%	0%
Client E	4%	2%	3%	31%
Client F	0%	0%	0%	19%
Client G	0%	19%	0%	6%

There were no other clients from whom revenue exceeded 10% of total revenue in the three and nine month periods ended September 30, 2009 and 2008, respectively.

6.             Concentration of Credit Risk—Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade receivables. We encounter a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. The trade receivables (in dollars and as a percentage of accounts receivable) from such significant customers are set forth below:

	September 30, 2009		December 31, 2008
	$ thousands	% of AR	$ thousands	% of AR

Client A	$196	15%	$314	16%
Client B	$358	27%	$192	9%
Client C	$151	11%	$85	4%
Client D	$216	16%	$—	0%
Client E	$30	2%	$27	1%
Client F	$—	0%	$—	0%
Client G	$—	0%	$496	24%

7.             Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
	2009	2008
	In thousands
Interest paid	$3	$10
Taxes paid	$38	$1,128

8.             Geographical Data—We provide services within one industry segment and conduct our business primarily in North America and Europe with only occasional activities elsewhere. During the second quarter of 2008, we closed our office in the

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Asia/Pacific region. Any future business in that region will be handled out of our offices in North America. Information regarding these areas follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	In thousands		In thousands
Revenue:
North America	$1,538	$2,852	$5,309	$19,136
South America	—	—	17	—
Europe	560	980	2,680	2,511
Total revenue	$2,098	$3,832	$8,006	$21,647
Gross profit:
North America	$602	$848	$1,931	$8,637
South America	—	—	17	—
Europe	110	246	1,093	430
Total gross profit	$712	$1,094	$3,041	$9,067

	September 30, 2009	December 31, 2008
	In thousands
Long-lived assets:
North America	$612	$881
Total	$612	$881

9.             Property and Equipment

	September 30, 2009	December 31, 2008
	In thousands
Equipment	$1,036	$1,044
Furniture and fixtures	541	541
Leasehold improvements	989	989
Computer software	446	446
	3,012	3,020
Less accumulated depreciation and amortization	(2,400)	(2,139)
	$612	$881

During the three month period ended September 30, 2009, we disposed of $9,000 of office equipment and realized a net gain of $5,000. There were no investments in property and equipment during the three and nine month periods ended September 30, 2009.

10.          Stockholders’ Equity

Options

A summary of the status of our stock options issued to employees for the nine month period ended September 30, 2009 is presented below. As of September 30, 2009, there were no unvested stock options or remaining stock-based compensation costs related to outstanding stock options.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common Option Shares	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	46,825	$6.70
Granted	—
Exercised	—
Expired	(22,825)	$4.01
Outstanding at September 30, 2009	24,000	$9.26
Options exercisable at September 30, 2009	24,000	$9.26
Weighted average life of outstanding options (years)		0.33

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

Also in March 2008, we approved a performance share award entitling Mr. McGrath to receive up to 350,000 shares in the future, and a second performance share award entitling Mr. Steinberg to receive up to 380,000 shares in the future if certain performance targets are satisfied. Each of these awards was pursuant to the 2008 Omnibus Plan. Mr. McGrath’s award entitles him to receive such shares in annual increments over a three year period. Mr. Steinberg’s award entitles him to receive such shares in annual increments over a four year period. For these awards, each annual increment is expensed over the applicable year of service at the closing price on the NASDAQ Global Market on the date when there is mutual understanding of the key terms and conditions affecting the performance award for that year. This date is generally in February each year when our Compensation and Corporate Governance Committee of the Board of Directors formally approves the performance targets for the year. These performance share awards vest if certain performance targets are satisfied. A summary of the restricted stock award activity for the nine month period ended September 30, 2009 is presented below.

Restricted Stock	Shares
Authorized awards at January 1, 2009 (1)	780,000
Vested (1)	(50,000)
Authorized awards at September 30, 2009	730,000	(2)

Outstanding award grants at January 1, 2009 (1)	237,333
Awards granted	221,333
Vested (1)	(50,000)
Outstanding grants at September 30, 2009	408,666
Authorized awards to be granted in future years	321,334
Authorized awards at September 30, 2009	730,000	(2)

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

(2)                             Authorized awards of 730,000 shares consist of 350,000 fully restricted shares approved for Mr. McGrath on March 1, 2008 and 380,000 fully restricted shares approved for Mr. Steinberg on March 10, 2008. Of the 730,000 shares subject to these outstanding awards, as of September 30, 2009, a total of 408,666 have been granted, but none have vested.

At September 30, 2009 there was approximately $28,500 of stock based compensation costs related to unvested restricted stock awards to be recognized over the performance period of the remainder of 2009. For 2009 these awards were valued at $0.51 per share.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.          Income Taxes—We follow ASC 740, Income Taxes, which requires use of the asset and liability method of accounting for deferred income taxes and providing deferred income taxes for all significant temporary differences and ASC 740-10-25, Income Taxes — Recognition, which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return.

Income tax benefit of $2.1 million for the nine month period ended September 30, 2009 reflected an effective tax rate of 37%, compared to income tax benefit of $1.8 million, or an effective tax rate of 32%, for the nine month period ended September 30, 2008. We had no ASC 740 liabilities as of September 30, 2009 or December 31, 2008.

During the second quarter of 2009, we received notice from the Internal Revenue Service that it is reviewing our 2007 Federal income tax return. In November 2009, we received a notice from the Internal Revenue Service that we do not owe anything for our 2007 income taxes.

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

For the nine month periods ended September 30, 2009 and 2008, we had no borrowings or repayments on our credit facility and we had no outstanding balance on our credit facility as of September 30, 2009 or December 31, 2008.

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

During the first quarter of 2008, we established a written plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, which provides for the purchase of our common stock in support of our announced share repurchase program. During the third quarter of 2009, we repurchased 48,294 shares for a total cost of $41,102, or an average of $0.85 per share, including commissions and fees.

Since the reactivation of our common stock repurchase program in March 2008 and through September 30, 2009, we had repurchased 676,900 shares for a total cost of $1,127,616, or an average of $1.67 per share, including commissions and fees. As of September 30, 2009, we had 128,550 shares remaining to be repurchased under this repurchase program.

14.          Recently Adopted Accounting Pronouncements— On January 1, 2008, we adopted ASC 820, Fair Value Measurements and Disclosures, except for nonfinancial assets and nonfinancial liabilities. The objective of ASC 820 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The adoption of this statement did not have a material effect on our reported financial position or results of operations. On January 1, 2009 we adopted ASC 820 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this additional provision of this statement did not have a material effect on our reported financial position or results of operations.

On January 1, 2008, we adopted ASC 825-10-25, Financial Instruments, which permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of ASC 825-10-25 apply only to entities that elect the fair value option. The adoption of this statement did not have a material effect on our reported financial position or results of operations as we did not elect the fair value option for any eligible financial assets or liabilities not already carried at fair value.

On January 1, 2009, we adopted ASC 810-10-65, Consolidation. The adoption of this statement did not have a material effect on our financial statements because we have no less-than-wholly-owned subsidiaries that would require non-controlling interest to be reclassified to equity.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On January 1, 2009, we adopted ASC 260-10-45-60, Participating Securities and the Two-Class Method. ASC 260-10-45 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents with common stocks be included in the earnings allocation in computing earnings per share (EPS) under ASC 260, Earnings per Share. We have no such instruments outstanding. The adoption of this ASC did not have a material effect on our financial statements.

In May 2009, we adopted the provisions of ASC 855, Subsequent Events, that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of ASC 855 had no impact on the financial statements.

Effective July 1, 2009, we adopted the provisions of ASC 105, Generally Accepted Accounting Principles. ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification. The Codification does not change or alter existing GAAP, therefore, the adoption of ASC 105 did not have a material impact on our condensed consolidated financial statements.

15.          Recently Issued Accounting Pronouncements— In October 2009, the FASB issued Accounting Standard Update No. 2009-13 on Topic 605, Revenue Recognition— Multiple Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force. The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. This Update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this Update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in this Update also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This Update is effective for fiscal years beginning on or after June 15, 2010.  We are currently evaluating the impact, if any, that this new accounting update may have on our consolidated financial statements.

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

Through our proprietary Process Value Management ™, or PVM™, methodology, our consultants refine processes throughout an organization to give our clients a competitive advantage that increases revenue, lowers costs, and generates cash.  With our more than 30 years of change management experience, innovation, and knowledge leadership, we have demonstrated our ability to apply this methodology in a wide variety of organizations.

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

For marketing purposes, we are now organized into four practices. These practices, which focus our marketing efforts into client industry sectors, are

•                  Aerospace and Defense Contractors,

•                  Government (including all branches of the U.S. military),

•                  Healthcare, and

•                  Transportation and Logistics

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

While we believe our methodologies are applicable to any organization, we have developed a significant amount of subject matter expertise relevant to specific industries and governmental entities. Consequently, we can leverage our consultants’ prior executive experiences to obtain business and determine appropriate client project teams. Our goal is to diversify our business among our various practice areas — Government, Aerospace and Defense Contractors, Transportation and Logistics, and Healthcare. We are actively pursuing new business in each of these areas.

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

Fixed fee revenue is recognized on the proportional performance model (which approximates the percentage completion method), based on direct labor hours expended and, when applicable, the completed performance model. In order to calculate the completion ratio on a given project, time and effort to date are divided by the total estimated time and effort for the entire project. This ratio is then multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date. A few of our fixed fee contracts, primarily assessments, are recognized using the completed contract performance model as these contracts are generally one to six weeks in duration and conclude with a presentation or agreed upon deliverable to the clients’ management. Revenues attributable to fixed fees were 72% and 66% of consolidated revenue for the three and nine month periods ended September 30, 2009, and 66% and 37% of consolidated revenue for the three and nine month periods ended September 30, 2008.

Task-based fees are recognized as revenue when the relevant task is completed, usually on a monthly basis. Revenues attributable to task-based fees were 12% of consolidated revenue for each of the three and nine month periods ended September 30, 2009, and 15% and 55% of consolidated revenue for the three and nine month periods ended September 30, 2008.

Incentive fees are tied to improvements in a variety of client performance measures typically involving cycle time, asset utilization and productivity. Incentive fee revenue is recognized in the period in which the related client improvements are achieved and we obtain the client’s acceptance. Our incentive fee agreements with our clients define in advance the performance improvement standards that will form the basis for the payment of incentive fees. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, we obtain customer agreement to these achievements prior to recognizing revenue. Typically these contracts are for commercial customers and they provide for a base fee and an additional incentive fee earned according to a formula specified in the applicable contract.  Incentive fees are affected by our clients’ business performance and prevailing economic conditions. Revenues attributable to incentive fees were 1% and 8% of consolidated revenue for the three and nine month periods ended September 30, 2009, and 8% and 1% of consolidated revenue for the three and nine month periods ended September 30, 2008. As of September 30, 2009, we had no contracts that provided for incentive fees. While incentive fees are not currently a significant portion of our revenue, earlier in our history they were more significant. As we attempt to diversify our business to include more commercial work, incentive fees could again become a more significant portion of our revenue.

Reimbursement revenue represents our clients’ repayment of our mutually agreed upon travel expenses as incurred. All billable travel expenses are submitted to and approved by the client. Revenues attributable to reimbursement were 15% and 13%, for the three and nine month periods ended September 30, 2009 and 11% and 6% of consolidated revenue for the three and nine month periods ended September 30, 2008. For some clients, the fixed fee or task-based fee is inclusive of travel. In these cases, the travel expense is included in cost of sales.

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

Deferred Taxes—Income taxes are calculated using the asset and liability method required by ASC 740-10-25, Income Taxes. Deferred income taxes are recognized for the tax consequences resulting from timing differences by applying enacted statutory tax rates applicable to future years. These timing differences are associated with differences between the financial and the tax basis of existing assets and liabilities. Under ASC 740-10, a statutory change in tax rates will be recognized immediately in deferred taxes and income. Net deferred taxes are recorded both as a current deferred income tax asset and as other long-term liabilities based upon the classification of the related timing difference. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. All available evidence, both positive and negative, is considered when determining the need for a valuation allowance. Judgment is used in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. In accordance with ASC 740-10, evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain.

In addition to timing differences arising from operating assets and liabilities, we also record deferred tax assets for the tax benefits of net operating losses and foreign tax credits. For United States federal tax purposes, at December 31, 2002, we had net operating loss carryovers of approximately $4.2 million. Under the limitations of Section 382 of the Internal Revenue Code, discussed below, $0.7 million was used to offset United States taxable income in 2003. In 2004, $0.2 million expired under Section 382, but an $8.1 million in United States net operating loss was generated, resulting in a balance of $11.4 million at December 31, 2004. In 2005, we used $8.1 million of the net operating loss to offset United States taxable income and used $0.2 million of the net operating loss carryforward limited under Section 382, resulting in a net operating loss carryforward balance of $3.1 million at December 31, 2005. In each of fiscal years 2006 and 2007, we used $0.2 million of the net operating loss carryforward balance, resulting in a $2.9 million balance at December 31, 2006, and a $2.8 million balance at December 31, 2007 and December 31, 2008. As of September 30, 2009, we had a $2.8 million net operating loss balance.

In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2006 we determined that a valuation allowance was appropriate on only approximately $117,000 of the net operating loss carryforward, due to annual limitations under Section 382.  Therefore, we removed $1.8 million of the valuation allowance. As of December 31, 2008, we reduced the valuation allowance by $59,000, resulting in a $58,000 balance at year end. As of September 30, 2009, we had a valuation allowance of $58,000.

Our assessment included a review of the critical assumptions affecting the ultimate realizability of this deferred tax asset.  In order for us to be able to utilize the tax deductions that give rise to this deferred tax asset, we will need to generate adequate profits in the future. As a result, and particularly in light of our net losses in recent periods, it is management’s view that the most critical assumption affecting the realizability of this deferred tax asset is the assumption that we will be able to return to sustained profitability.  In order to achieve such profitability, we will need to generate additional revenue from new clients and to continue the recent success of reducing costs and operating with a lower cost structure.  We believe that our 30-year history of success in delivering high quality services to our clients, our recent efforts to diversify our product and service offerings to appeal to a broader range of potential customers, and our recent success at reducing and managing costs are all positive factors in assessing the likelihood of our future profitability.  Although it is impossible to predict with certainty when or if we will return to profitability, management is committed to this outcome and believes that we will be able ultimately to achieve this goal. Therefore, we have concluded as of this point in time that it is more likely than not that we will be able to utilize this deferred tax asset.

If future analyses of the positive and negative evidence indicate that it is more likely than not that some portion or all of the net deferred tax asset will not be realized, a partial or full valuation allowance may be required, which could have a negative effect on net income in the period that it becomes more likely than not that deferred tax assets will not be realized.

We also follow the guidance under ASC 740-10-25, which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. Under ASC 740-10-25, tax positions are initially recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. ASC 740-10-25 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. In addition, ASC 740-10-25 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. An income tax penalty is recognized as expense when the tax position does not meet the minimum statutory threshold to avoid the imposition of a penalty. As of September 30, 2009, we did not have any liabilities or associated interest under ASC 740-10-25.

Stock Based Compensation—We account for stock based compensation arrangements in accordance with the provisions of ASC 718, Stock Compensation. ASC 718-30 requires us to measure all stock based compensation awards at the grant date using a fair value method and to record expense in the financial statements over the requisite service period of the award. We estimate the fair value of options using the Black-Scholes method, which considers a risk-free interest rate, volatility, expected life, forfeitures, and dividend rates. We use the U.S. 10-year Treasury Bond yield to estimate the risk-free interest rate; and, our estimate of volatility is based on our historical stock price for a period of at least or equal to the expected life of award. Our estimate of forfeitures considers the term of the awards granted and historical forfeiture experience and our estimate of the expected life of awards is based on the anticipated time the award is held. The restricted stock awards are valued on the date of grant using the closing price of our common stock on the NASDAQ Global Market on that date. Performance share awards are expensed over the applicable year(s) of service at the closing price on the NASDAQ Global Market on the date when there is mutual understanding of the key terms and conditions affecting the performance award for the year(s).

Income Taxes— During the second quarter of 2009, we received notice from the Internal Revenue Service that it is reviewing our 2007 Federal income tax return. In November 2009, we received a notice from the Internal Revenue Service that we do not owe anything for our 2007 income taxes.

Recently Adopted Accounting Pronouncements— On January 1, 2008, we adopted ASC 820, Fair Value Measurements and Disclosures, except for nonfinancial assets and nonfinancial liabilities. The objective of ASC 820 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The adoption of this statement did not have a material effect on our reported financial position or results of operations. On January 1, 2009 we adopted ASC 820 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this additional provision of this statement did not have a material effect on our reported financial position or results of operations.

On January 1, 2008, we adopted ASC 825-10-25, Financial Instruments, which permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of ASC 825-10-25 apply only to entities that elect the fair value option. The adoption of this statement did not have a material effect on our reported financial position or results of operations as we did not elect the fair value option for any eligible financial assets or liabilities not already carried at fair value.

On January 1, 2009, we adopted ASC 810-10-65, Consolidation. The adoption of this statement did not have a material effect on our financial statements because we have no less-than-wholly-owned subsidiaries that would require non-controlling interest to be reclassified to equity.

On January 1, 2009, we adopted ASC 260-10-45-60, Participating Securities and the Two-Class Method. ASC 260-10-45 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents with common stocks be included in the earnings allocation in computing earnings per share (EPS) under ASC 260, Earnings per Share. We have no such instruments outstanding. The adoption of this ASC did not have a material effect on our financial statements.

In May 2009, we adopted the provisions of ASC 855, Subsequent Events, that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of ASC 855 had no impact on the financial statements.

Effective July 1, 2009, we adopted the provisions of ASC 105, Generally Accepted Accounting Principles. ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification. The Codification does not change or alter existing GAAP, therefore, the adoption of ASC 105 did not have a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements— In October 2009, the FASB issued Accounting Standard Update No. 2009-13 on Topic 605, Revenue Recognition— Multiple Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force. The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. This Update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this Update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in this Update also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This Update is effective for fiscal years beginning on or after June 15, 2010.  We are currently evaluating the impact, if any, that this new accounting update may have on our consolidated financial statements.

Results of Operations

The following table sets forth the percentages of revenue for the identified items in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.1%	71.5%	62.0%	58.1%
Gross profit	33.9%	28.5%	38.0%	41.9%
Selling, general and administrative	123.7%	113.9%	113.8%	68.8%
Operating income (loss)	(89.8)%	(85.4)%	(75.8)%	(26.9)%
Interest income (expense), net	—	1.5%	0.1%	1.2%
Other income (expense),	14.4%	—	4.1%	—
Income (loss) before income taxes	(75.4)%	(83.9)%	(71.6)%	(25.7)%
Income taxes	(26.5)%	(24.3)%	(26.6)%	(8.1)%
Net income (loss)	(48.9)%	(59.6)%	(45.0)%	(17.6)%

Three Month Period Ended September 30, 2009 Compared to the Three Month Period Ended September 30, 2008

Revenue—In the third quarter of 2009, total revenues decreased $1.7 million, or 45%, to $2.1 million from $3.8 million in the third quarter of 2008. Task based revenue was $0.3 million, or 12% of revenue, in the third quarter of 2009, compared to $0.6 million, or 15% of revenue, in the third quarter of 2008. Fixed fee revenue was $1.5 million, or 72% of revenue, in the third quarter of 2009, compared to $2.5 million, or 66% of revenue, in the third quarter of 2008. Reimbursement revenues were $0.3 million, or 15% of revenue, in the third quarter of 2009, compared to $0.4 million, or 11% of revenue, in the third quarter of 2008. Incentive revenue was $0.03 million, or 1% of revenue, in the third quarter of 2009, compared to $0.3 million, or 8% of revenue, in the third quarter of 2008. As of October 31, 2009, we had no active incentive based contracts.

North America region revenue decreased $1.3 million, or 46%, to $1.5 million in the third quarter of 2009, compared to $2.9 million in the third quarter of 2008. The decrease in North America revenues for the third quarter of 2009 compared to the third quarter of 2008 is due primarily to a decrease in our government business. The decrease in task based revenue, which is associated with our government contracts, is due primarily to the ending of some of our U.S. Navy programs following the government’s decision to consolidate these programs into a single contracting vehicle for which we were not named as a provider. The decrease in fixed fee revenue, which is associated with our commercial contracts, is due primarily to having a lower volume of commercial contracts, along with the contracts having a lower contract value for the three month period ended September 30, 2009 compared to the three month period ended September 30, 2008. Reimbursable revenues, which also are associated with our commercial contracts, decreased due to the decrease in commercial activity.

Europe region revenue decreased $0.4 million, or 43%, to $0.6 million in the third quarter of 2009, compared to $1.0 million in the third quarter of 2008 due to completion of contracts with two clients. Although we discontinued our Europe operations in 2006, we maintain a strategic relationship in Europe through which we may periodically obtain business.

Gross Profit—Gross profit margins were 34% of revenue, or $0.7 million, in the third quarter of 2009, compared to 29%, or $1.1 million, in the third quarter of 2008. Costs of sales consists of direct labor, travel, and other direct costs incurred by our consultants to provide services to our clients and to complete client related projects, including training. The increase in the quarterly gross margin is mainly related to a decrease in payroll under our variable cost model and a decrease in unreimbursed travel related expenses in the third quarter of 2009.

Selling, General and Administrative Expenses— SG&A costs for the third quarter of 2009 were $2.6 million, compared to $4.4 million in the third quarter of 2008. The $1.8 million decrease is related primarily to a $0.2 million decrease in stock-based compensation during the second quarter of 2009, a $0.6 million decrease in sales commissions and accrued executive bonus, a $0.5 million decrease in payroll costs due to the decline in the number of consultants employed, a $0.1 million decrease in travel related costs, and a $0.4 million decrease in other costs due to a decline in activity as compared to the same period in 2008.

For the three months ended September 30, 2009, we recorded bad debt expense of $0.01 million compared to $0 for the three months ended September 30, 2008.

Other Income—Other income for the third quarter of 2009 was $0.3 million, which included the collection of a $0.2 million bad debt written off in 2008. We also received credits for audit adjustments on insurance premiums of $0.1 million. We had no other income during the third quarter of 2008.

Nine Month Period Ended September 30, 2009 Compared to the Nine Month Period Ended September 30, 2008

Revenue—In the first nine months of 2009, total revenues decreased $13.6 million, or 63%, to $8.0 million from $21.6 million in the first nine months of 2008. Task based revenue was $1.0 million, or 12% of revenue, in the first nine months of 2009, compared to $12.0 million, or 55% of revenue, in the first nine months of 2008. Fixed fee revenue was $5.3 million, or 66% of revenue, in the first nine months of 2009, compared to $8.0 million, or 37% of revenue, in the first nine months of 2008. Reimbursement revenues were $1.1 million, or 13% of revenue, in the first nine months of 2009, compared to $1.3 million, or 6% of revenue, in the first nine months of 2008. Incentive revenue was $0.7 million, or 8% of revenue, in the first nine months of 2009, compared to $0.3 million, or 1% of revenue, in the first nine months of 2008. As of October 31, 2009, we had no active incentive based contracts.

North America region revenue decreased $13.8 million, or 72%, to $5.3 million in the first nine months of 2009, compared to $19.1 million in the first nine months of 2008. The decrease in North America revenues for the first nine months of 2009 compared to the first nine months of 2008 is due primarily to a decrease in our government business. The decrease in task based revenue, which is associated with our government contracts, is due primarily to the ending of some of our U.S. Navy programs following the government’s decision to consolidate these programs into a single contracting vehicle for which we were not named as a provider. The decrease in fixed fee revenue, which is associated with our commercial contracts, is due primarily to having a lower volume of our commercial contracts, along with the contracts having a lower contract value for the first nine months of 2009 compared to the first nine months of 2008. Reimbursable revenues, which also are associated with our commercial contracts, decreased due to the decrease in commercial activity.

Our South America region revenue was $17,000 during the first nine months of 2009. We had no revenue in South America during the first nine months of 2008.

During the first nine months of 2009, we recorded $2.7 million in revenue from clients located in Europe, compared to $2.5 million in revenue in the first nine months of 2008 due to additional contracts early in the year. Although we discontinued our Europe operations in 2006, we maintain a strategic relationship in Europe through which we may periodically obtain business.

Gross Profit—Gross profit margins were 38% of revenue, or $3.0 million, in the first nine months of 2009, compared to 42%, or $9.1 million, in the first nine months of 2008. Costs of sales consists of direct labor, travel, and other direct costs incurred by our consultants to provide services to our clients and to complete client related projects, including training. Decrease in the year-to-date gross margins is related to a lower level of revenue in 2009 and to a higher concentration of higher margin client engagements in early 2008.

Selling, General and Administrative Expenses— SG&A costs for the first nine months of 2009 were $9.1 million compared to $14.9 million in the first nine months of 2008. The $5.8 million decreases is primarily related to a $1.7 million decrease in payroll costs due to the decline in the number of consultants employed, a $0.4 million decrease in severance costs related to the reduction in our labor force during the second quarter of 2008, a $0.8 million decrease in stock-based compensation, a $1.3 million decrease in sales commissions and accrued executive bonus, a $0.2 million decrease in travel related costs, a $0.3 million decrease in recruiting costs, a $0.2 million decrease in bad debt expense, a $0.2 million decrease in outside consultants used due to the decline in activity, a $0.2 million decrease in rental costs, a $0.1 million decrease in general insurance costs, and a $0.4 million decline in other costs due to a decrease in activity and the number of consultants employed as compared to prior year.

For the nine months ended September 30, 2009, we recorded bad debt expense of $0.01 million compared to $0.2 million for the nine months ended September 30, 2008.

Other Income—Other income for the first nine months of 2009 was $0.3 million which included the collection of a $0.2 million bad debt written off in 2008. We also received credits for audit adjustments on insurance premiums of $0.1 million. We had no other income during the first nine months of 2009.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $1.9 million during the first nine months of 2009 compared to a $1.2 million decrease during the first nine months of 2008. The major components of these changes are discussed below:

Cash Flows from Operating Activities—Net cash used in operating activities was $1.7 million in the first nine months of 2009, compared to net cash provided by operations of $1.0 million for the first nine months of 2008. This decrease is due primarily to our net loss for the first half of the year offset by the receipt of an income tax refund of $2.7 million in 2009 for losses recorded in 2008.

Cash Flows from Investing Activities—There was no cash used for investing activities in the first nine months of 2009 compared to $0.1 million in the first nine months of 2008, which consisted of computer and software purchases.

Cash Flows from Financing Activities— Cash used for financing activities for the first nine months of 2009 was $0.2 million consisting primarily of stock repurchases compared to $2.1 million in the first nine months of 2008, related to the $1.2 million payment of dividends, the $0.8 million purchase of stock under our stock repurchase plan, and the $0.2 million net tax effect of stock issuances.

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

During the first quarter of 2008, we established a written plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, which provides for the purchase of our common stock in support of our announced share repurchase program. During the third quarter of 2009, we repurchased 48,294 shares for a total of $41,102, or an average of $0.85 per share, including commissions and fees.

Since the reactivation of our common stock repurchase program in March 2008 and through September 30, 2009, we had repurchased 676,900 shares for a total cost of $1,127,616, or $1.67 per share, including commissions and fees. As of September 30, 2009, we had 128,550 shares remaining to be repurchased under this repurchase program.

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

Our Liquidity Plan—Our ability to generate cash from operations will be determined primarily by our ability to generate substantial new revenue. Our ability to generate this required new revenue will be affected by prevailing economic conditions, among other factors. We have taken steps to reduce our costs in many areas, and we will continue to do so to the maximum extent we believe is prudent. If future cash flows and capital resources are insufficient to meet our obligations and commitments, we may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or take other steps to refinance our business.

Our ability to maintain gross margins, control costs and generate cash flow from operations in the future will determine our ability to arrange debt facilities in the future. We regularly evaluate our business to enhance our liquidity position.

We currently believe that our available working capital of $9.4 million at September 30, 2009 is sufficient to provide the necessary resources for us in 2009. Our cash balance at September 30, 2009 was $6.5 million, or $0.60 per diluted share. We anticipate that we will receive a refund of Federal income taxes in 2010 from losses incurred in 2009.  As of September 30, 2009 our current income tax receivable is $2.1 million.

For the past several years, we have had a line of credit available to us, but we did not draw on it for over three years. Based on our current forecast of revenues and expenses for 2009, we believe that we will not need to access a line of credit in 2009. In part to reduce costs, we notified the bank that we would not request an extension of our line of credit when it expired on March 31, 2009.

Inflation—Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the three month and nine month periods ended September 30, 2009 or 2008. However, there can be no assurance our business will not be affected by inflation in the future.

Commitments and Off-Balance Sheet Arrangements— As of September 30, 2009, we had no material commitments for capital expenditures or off-balance sheet arrangements.

ITEM 3—Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in circumstances affecting our exposure to interest rate or foreign exchange rate risk since December 31, 2008.

ITEM 4—Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, Earle Steinberg, our President and Chief Executive Officer, and Frank Tilley, our Vice President and Interim Chief Financial Officer, have concluded that, as of September 30, 2009, in their judgment, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us, including our subsidiaries, in the reports we file, or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no changes in our internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

During the second quarter of 2009, we received notice from the Internal Revenue Service that it is reviewing our 2007 Federal income tax return. In November 2009, we received a notice from the Internal Revenue Service that we do not owe anything for our 2007 income taxes.

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

On September 16, 2009, we received two NASDAQ Staff Deficiency Letters indicating that we no longer comply with (i) the minimum bid price requirements as set forth in Listing Rule 5450(a)(1) of the NASDAQ Stock Market, which requires that listed securities maintain a minimum bid price of $1.00 per share, and (ii) the minimum market value of publicly held shares as set forth in Listing Rule 5450(b)(1)(C), which requires that the market value of publicly held shares be at least $5,000,000.

In accordance with Listing Rule 5810(c)(3)(A), NASDAQ has provided us a cure period to regain compliance with the $1.00 minimum bid price rule no later than March 15, 2010. In accordance with Listing Rule 5810(c)(3)(D), NASDAQ has provided the Company a cure period to regain compliance with the minimum market value rule no later than December 15, 2009.

If we fail to meet the minimum market value rule by December 15, 2009, we may apply for listing on the NASDAQ Capital Market prior to that date. If we are listed on the NASDAQ Capital Market, we will still be required to regain compliance with the $1.00 minimum bid price rule no later than March 15, 2010.

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

The following table details our repurchases of shares of our common stock during the three month period ended September 30, 2009:

Period	Total Number of Shares Purchased	Average Price Per Share, Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Shares that May Yet be Purchased Under the Plans or Programs
July 1 — 31, 2009	—	$—	—	176,844
August 1 — 30, 2009	39,694	$0.84	39,694	137,150
September 1 — 30, 2009	8,600	$0.90	8,600	128,550
Total	48,294	$0.85	48,294

We purchased these shares with our available cash.

As of September 30, 2009, we had repurchased a total of 676,900 shares at an average total cost of $1.67 per share, including commissions and fees since April 7, 2008.

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

THOMAS GROUP, INC. Registrant

November 13, 2009	/s/ EARLE STEINBERG
Date	Earle Steinberg
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