Form 10-K
period 2009-12-31
THOMAS GROUP INC
filed 2010-03-30
CIK 900017

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-22010

THOMAS GROUP, INC.
(Exact name of registrant as specified in our charter)

Delaware	72-0843540

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5221 North O'Connor Boulevard, Suite 500, Irving, Texas	75039-3714

(Address of principal executive offices)	(Zip Code)

(972) 869-3400

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common stock, par value $.01 per share	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if, any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," and "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         As of June 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,597,119 based on the NASDAQ Global Market Closing Price of $0.88 per share.

         As of March 30, 2010, there were 10,457,765 shares of the registrant's common stock outstanding.

Documents incorporated by reference

Portions of the registrant's definitive proxy statement pertaining to the 2010 Annual Meeting of Stockholders to be filed on or before April 30, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Various sections contained or incorporated by reference in this Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. Such statements may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "could," "should," "may," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning. These statements are not historical facts or guarantees of future performance but instead represent only our belief at the time the statements were made regarding future events. In particular, statements under Item 1. Business, Item 1A. Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including but not limited to statements regarding our expectations regarding the sufficiency of our liquidity sources and the expected impact of legal proceedings with which we may become involved. All forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties which may cause actual results and outcomes to differ materially from what we express or forecast in these forward-looking statements. In evaluating these statements, you should consider the risks and uncertainties discussed under Item 1A. Risk Factors in this Annual Report on Form 10-K, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

  •
  difficulty in obtaining new consulting engagements that generate revenues sufficient to allow us to return to profitability;

  •
  the possibility that we may not generate cash flow from operations sufficient to meet our cash needs over time;

  •
  the potential for receiving a "going concern" opinion from our independent public accounting firm if our business does not improve during 2010;

  •
  the possibility of being delisted from the Nasdaq Capital Market as a result of our failure to maintain compliance with applicable listing standards;

  •
  a prolonged economic downturn;

  •
  further disruption in our relationships with major customers;

  •
  an inability to successfully sustain sufficient cost containment initiatives;

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

        Through our proprietary Process Value Management™, or PVM™, methodology, our consultants refine processes throughout an organization to give our clients a competitive advantage that increases revenues, lowers costs, and generates cash. With our more than 30 years of change management experience, innovation, and knowledge leadership, we have demonstrated our ability to apply this methodology in hundreds of clients in both the private and the public sector.

        Process Value Management is our proprietary methodology to identify, prioritize, and quantify the amount and timing of cross-functional business improvement opportunities. The PVM approach and methodology is designed to help an organization increase overall effectiveness by focusing on performance drivers throughout the organization like speed (cycle time), quality (first pass yield), and productivity. The PVM approach and methodology is widely applicable to almost all types of enterprises, including government entities, military organizations, for-profit companies in many industries, and not-for-profit enterprises, to help drive sustainable improvements in operations and reduced costs.

        For marketing purposes, in 2009 we were organized into four practices. These practices, which focus our marketing efforts into client industry sectors, are

  •
  Aerospace and Defense Contractors,

  •
  Government (including all branches of the U.S. military),

  •
  Healthcare, and

  •
  Transportation and Logistics.

        In the future we may create additional practices as we see potential market opportunities, or we may combine or eliminate practices in response to market conditions. Our practice leaders and principals are responsible for sales and marketing to prospective clients.

        Through the years, we have developed a number of service offerings that employ the PVM approach and methodology to drive productivity improvements within multiple areas of our clients' enterprises. Although we continue to provide solutions to client problems in many areas of need, over the past two years we have refined our offerings to focus our marketing more often on specific solutions in

  •
  Culture and Change Management,

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

Contractual Arrangements and Revenue Recognition

        We perform services and provide solutions for clients pursuant to contracts that typically have terms of two weeks to one year or longer. We are compensated for our professional services and solutions in one or more of three ways:

  •
  fixed fees,

  •
  task-based fees, or

  •
  incentive fees.

        Our fee type and structure for each client engagement depends on a number of variables, including the size of the client, the complexity and geographic dispersion of its business, the extent of the opportunity for us to improve the client's processes and other factors. Some of our contracts are cancellable with little notice. We do not report bookings or backlog because we believe the uncertainties associated with cancelable contracts, particularly in our commercial business, may render such information misleading.

        The majority of our revenue is derived from fixed fee and task-based fee contracts.

        Fixed fee revenue is recognized on the proportional performance model (which approximates the percentage completion method), based on direct labor hours expended and, when applicable, the completed performance model. In order to calculate the completion ratio on a given project, time and effort to date are divided by the total estimated time and effort for the entire project. This ratio is then multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date. A few of our fixed fee contracts, primarily assessments, are recognized using the completed contract performance model as these contracts are generally one to six weeks in duration and conclude with a presentation or agreed upon deliverable to the clients' management. Revenues attributable to fixed fees were 69%, 42% and 11% of consolidated revenue for the years ended December 31, 2009, 2008, and 2007, respectively.

        Task-based fees are recognized as revenue when the relevant task is completed, usually on a monthly basis. Revenues attributable to task-based fees were 11%, 49% and 88% of consolidated revenue for the years ended December 31, 2009, 2008, and 2007, respectively.

        Incentive fees are tied to improvements in a variety of client performance measures typically involving cycle time, asset utilization and productivity. Incentive fee revenue is recognized in the period in which the related client improvements are achieved and we obtain the client's acceptance. Our incentive fee agreements with our clients define in advance the performance improvement standards that will form the basis for the payment of incentive fees. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, we obtain customer agreement to these achievements prior to recognizing revenue. Typically these contracts are for commercial customers and they provide for a base fee and an additional incentive fee earned according to a formula in the contract. Incentive fees are affected by our clients' business performance and prevailing economic conditions. Revenues attributable to incentive fees were 7%, 2% and 0% of consolidated revenue for the years ended December 31, 2009, 2008, and 2007, respectively. As of March 30, 2010, we had no contractual agreements that included incentive fees. While incentive fees are not currently a significant portion of our revenue, earlier in our history they were more significant. As we attempt to diversify our business in the future to include more commercial work, incentive fees could again become a more significant portion of our revenue.

        Reimbursement revenue represents our clients' repayment of our mutually agreed upon travel expenses as incurred. All billable travel expenses are submitted to and approved by the client. Revenues attributable to reimbursement were 13%, 7% and 1%, for the years ended December 31, 2009, 2008, and 2007, respectively. For some clients, the fixed fee or task-based fee is inclusive of travel. In these cases, the travel expense is included in cost of sales.

        Consulting contracts typically are awarded by both government entities and private organizations on the basis of sole-source negotiations, that is, direct negotiation between the client and a single vendor such as Thomas Group, or on the basis of competitive bidding, generally in response to a Request for Proposal, or RFP. Whenever possible, we prefer to work under sole source contract arrangements. Competitive bids can require extensive time, effort and cost to submit a qualified bid, and the outcome is unpredictable. In many competitive bid situations, we compete against far larger companies with far greater resources to devote to the proposal process. In some cases, we team with another company that has capabilities complementary to ours in order to increase the competitiveness of our bid. In some other cases, we use an intermediary who has the capability to respond more effectively in this process. For several years we worked extensively on engagements with two divisions of the U.S. Navy, each governed by a separate contractual agreement. One of these contracts expired March 31, 2008 and the other expired April 30, 2008. For the year ended December 31, 2007 these two contracts represented approximately 85% of our revenue, and for the year ended December 31, 2008 they represented approximately 44% of our revenue. To date, we have not replaced much of the revenue that was previously generated through these expired government contracts. We continue to work on smaller programs with the U.S. Navy as well as with the U.S. Army. We are actively working to expand our business with the entire U.S. military as well as other departments within the U.S. government.

        Contracts related to these U.S. government engagements often are executed within the United States government's budget cycle and may be fully funded for up to one year at a time. They may be renewed annually for successive one-year periods if the life of the engagement extends beyond one fiscal year. For our engagements with the U.S. government, we contract either directly with the government through our listing with the General Services Administration or we use an intermediary that acts as a prime contractor providing contracting and administrative services for the majority of our government programs.

Financial Information about Segments and Geographic Areas

        We operate in one industry segment. Additional financial information about our segment and information related to the geographic areas in which we operate appears in Note 12 to our Consolidated Financial Statements included in this report.

        We currently do business in Europe through an unaffiliated agent, Carpe Diem Consulting GmbH, which uses our proprietary methods to sell and deliver services to clients in Europe. The contracts for these assignments are entered into directly between us and the client. We are responsible for the fulfillment of the contract, and we bill the client directly. We pay Carpe Diem Consulting for the man-days worked on the engagements by their personnel at a negotiated rate and share incentive fees, if any, earned from these engagements. We conduct this business through Thomas Group Global LLC, a wholly owned Delaware limited liability company.

        From time to time, we also do business in other areas of the world in addition to the U.S. and Europe. For example, during 2009 and 2008 we also performed services in South America.

Clients

        Historically, most of our clients have been large, diversified commercial or government enterprises in North America, Europe, South America and Asia. For several years prior to May 2008, however, the majority of our revenue was derived from engagements with the U.S. Navy, both directly and through an intermediary. As discussed above, in March and April 2008 our two largest engagements with the U.S. Navy ended. During the remainder of 2008 and 2009, we added new clients, both with the U.S. government and with commercial entities, but these engagements were not sufficient to offset the loss of revenue from our prior contracts for the U.S. Navy.

        For 2010, we are focused on diversifying our client base by delivering our solutions in North America, both to the U.S. government and to commercial entities. We also expect to engage in some business in Europe, and perhaps elsewhere, on an opportunistic basis.

        While we believe our methodologies are applicable to any organization, we have developed a significant amount of subject matter expertise relevant to specific industries and governmental entities. Consequently, we can leverage our consultants' prior executive experiences to obtain business and determine appropriate client project teams. Our goal is to diversify our business among our various practice areas—Government, Aerospace and Defense Contractors, Transportation and Logistics, and Healthcare. We are actively pursuing new business in each of these areas.

        For the year ended December 31, 2009, the four clients who accounted for more than 10% of our revenue were Carl Zeiss Vision International GmbH, Amtrak, Mantech (U.S. Navy) and Boston Scientific.

Competition

        The consulting services industry in which we operate is highly competitive and significantly fragmented. We compete with a large number of diverse service providers, including business operations consulting firms, such as Huron Consulting Group; financial consulting firms, such as FTI Consulting, Inc.; management consulting firms, such as McKinsey & Company, Booz & Company and Booz Allen Hamilton; accounting firms; technical and economic advisory firms; regional and specialty consulting firms and internal professional resources of existing and potential clients. In addition, since there are relatively low barriers to entry into the consulting services market, we expect new entrants into the operations management consulting field to result in continued and additional future competition. We seek to compete by differentiating ourselves on the basis of our results-driven culture, the experience of our consultants and a hands-on approach to problem solving. Most of our competitors have significantly greater financial resources, professional staffs, industry expertise, and name recognition than we have. Competitive pressures could reduce our market share or require us to reduce the price of our services and solutions, either of which could harm our business and results of operations. Furthermore, there can be no assurance that we will be able to compete successfully with our existing or new competitors.

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

Employees

        At December 31, 2009, we had a total of 52 employees, consisting of 17 full-time consultants, 8 sales and marketing employees, 12 administrative employees and 15 consultants on furlough. When on furlough, consultants continue to receive company benefits, but are not paid any salary unless they are called back to work. They can be called back based on their individual qualifications to work on either short term sales efforts and marketing projects or client engagements.

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

Available Information

        We are required to file reports with the Securities and Exchange Commission, or SEC, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The public may read and copy any materials filed with the SEC by us at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are submitted electronically and can be accessed via the SEC's website at http://www.sec.gov.

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

ITEM 1A.    Risk Factors.

        An investment in our common stock involves a very high degree of risk. You should carefully consider the following risk factors when evaluating an investment in our common stock. The risks described below are not the only ones that we face. Additional risks that we do not yet know of or that we currently think are immaterial also may impair our business operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment. You should also refer to the other information set forth in this report, including our Consolidated Financial Statements and the related notes.

We are currently unprofitable, and if we fail to generate new client relationships that result in significant sources of revenue, our business will suffer materially.

        During March and April of 2008, two of our multi-year contracts with the U.S. Navy expired. These contracts accounted for approximately 85% of our revenue in 2007 and 44% of our revenue in 2008. Our revenue for 2009 decreased significantly as compared to 2008 and 2007, due in large part to these contract expirations. In response to the loss of these contracts, we have implemented cost-containment initiatives, reorganized our management structures, enhanced our product and service offerings and implemented enhanced business development processes. To date, however, we have not been able to replace a significant portion of the revenue lost due to these contract expirations.

        As a result of the loss of these contracts, our inability to develop new client relationships in sufficient volume, and our inability to reduce Cost of Sales and Selling, General and Administrative Costs sufficiently to offset the decline in revenue, we were unprofitable in 2009. Although we continue to reduce or contain costs, if we are unable to develop significant new client relationships and generate increased revenue from new consulting engagements to allow us to return to profitability in 2010, our ability ultimately to recover will be adversely affected. There can be no assurance that we will ultimately be successful in increasing revenues and reducing or containing costs sufficiently to return to profitability.

Our current cash resources might not be sufficient to meet our cash needs over time. We continue to believe that our cash balances and expected tax refunds, together with cash generated from operating activities, will be sufficient to provide funds that are adequate for our operating needs through March 31, 2011. However, if we are unable to generate positive cash flows sufficient to fund our needs, our business, financial condition and results of operations could be materially and adversely affected.

        During 2008 and 2009, we experienced net losses. We have developed a revised business plan for 2010 including an internal forecast of cash needs. We believe that existing cash resources and cash generated from current operations will be sufficient to satisfy our operating cash needs at least through March 31, 2011.

        If we are unable to achieve the revenue in our forecast, or if our costs are higher than we forecasted, then we may not have sufficient liquidity to allow us to recover in the future. If we cannot consistently generate the required cash flows from operating activities, we will need to meet the additional operating shortfalls with existing cash on hand, or implement or seek alternative strategies. There can be no assurance that existing cash will be sufficient, that we will have timely access to the capital or credit markets if needed, or that any of our other strategies can be implemented on satisfactory terms, on a timely basis, or at all to allow us sufficient time to return to profitability.

If we are unable to return to profitability during 2010, we may receive a "going concern" opinion from our independent auditors at the end of 2010. This could materially and adversely affect our potential to sign contracts with new clients, further limiting our opportunity to return to profitability.

        Management believes that, as of December 31, 2009, we met the requirements of U.S. generally accepted accounting principles, or GAAP, for a "going concern," which contemplates the realization of assets and discharge of liabilities in the ordinary course of business. Management has prepared the financial statements included in this Form 10-K on that basis. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects that may result from the outcome of various uncertainties described in these risk factors and elsewhere in this Form 10-K. If we are unable to develop sufficient new business from existing and new clients to allow us to return to profitability, we may no longer meet this requirement as of the end of 2010. In that event, the report of our independent registered accounting firm with respect to our financial statements for the year ended December 31, 2010 may contain an explanatory paragraph with respect to our ability to continue as a going concern. Such a statement may make it more difficult for us to sign new contracts with clients and to obtain necessary capital or credit, and may have other effects that further adversely impact our ability to return to profitability.

A prolonged economic downturn could have a material adverse effect on our results of operations.

        Beginning in the third quarter of 2008, the U.S. economy has experienced a significant downturn. Our results of operations generally are affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets they serve. Budgets for consulting services typically decrease during times of adverse economic conditions. A decline in the level of business activity of our clients has negatively affected our ability to secure new client engagements, increased the likelihood of existing client engagement contract cancellations, and reduced our utilization rates, all of which has had a material adverse impact on our ability to generate revenue and on our operating results. In addition, the current economic downturn has caused some clients to reduce or defer their expenditures for consulting services, making our recovery more difficult. We have implemented and will continue to implement cost-savings initiatives to closely manage our expenses; however, current and future savings initiatives will not permit us to return to profitability without significant revenues from new contracts or new clients.

The current credit market conditions are unstable and unpredictable and they are impacting the economy in uncertain ways. This situation may negatively impact our ability to generate the additional revenues required for us to return to profitability.

        Beginning in the fall of 2008, credit markets in the U.S. and worldwide became unstable and unpredictable and credit became difficult to obtain for many companies and organizations. In response many companies and organizations reduced discretionary spending, including spending on consulting services.

        Although we believe our consulting services are a cost effective way for companies to reduce costs and improve operational efficiency, in periods of economic uncertainty prospective clients may not be willing to commit to projects that are typically three to 12 months or longer in duration.

        Unless the current credit markets stabilize in the near future, the current instability and uncertainty may make it more difficult for us to sign new consulting contracts with new or former clients and may negatively impact our ability to return to profitability.

We are currently not in compliance with Nasdaq rules for continued listing on the Nasdaq Capital Market and are at risk of being delisted, which may decrease the liquidity of our common stock and subject us to the SEC's penny stock rules.

        On September 16, 2009, we received two Nasdaq Staff Deficiency Letters indicating that we no longer complied with (i) the minimum bid price requirements as set forth in Listing Rule 5450(a)(1) of the Nasdaq Stock Market, which requires that listed securities maintain a minimum closing bid price of $1.00 per share, and (ii) the minimum market value of publicly held shares as set forth in Listing Rule 5450(b)(1)(C), which requires that the market value of publicly held shares be at least $5,000,000. After considering the alternatives, on December 1, 2009, we voluntarily submitted to the Nasdaq Stock Market an application to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. Our request was approved effective December 11, 2009.

        On March 16, 2010, we received notification from the Nasdaq Stock Market that we had not regained compliance with the Nasdaq Listing Rules requiring that we maintain a minimum closing bid price of $1.00 per share. Failure to regain compliance may result in the delisting of the Company's common stock from the Nasdaq Capital Market. On March 23, 2010, we filed a request for a hearing before a Nasdaq Listing Qualifications Panel to appeal the Nasdaq Stock Market's determination. This action will automatically stay the delisting of our common stock until the Listing Qualification Panel issues its decision. Under the Nasdaq Listing Rules, the Panel may, in its discretion, determine to continue our listing pursuant to an exception to the Nasdaq Listing Rules for a maximum of 180 calendar days from the date of the Staff's notification, or through September 13, 2010, to allow us additional time to comply with the Listing Rules. However, there can be no assurances that the Panel will do so or that we ultimately will be able to comply with the Listing Rules. The date for the hearing is April 28, 2010.

        If we are delisted from the Nasdaq Capital Market, our common stock may be traded over-the-counter on the OTC Bulletin Board or on the "pink sheets." These alternative markets, however, are generally considered to be less efficient than the Nasdaq Capital Market. Many over-the-counter stocks trade less frequently and in smaller volumes than securities traded on the Nasdaq markets, which would likely have a material adverse effect on the liquidity of our common stock. If our common stock is delisted from the Nasdaq Capital Market, there may be a limited market for our stock, trading in our stock may become more difficult and our share price could decrease even further. In addition, the trading of our common stock on over-the-counter markets will materially adversely affect our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Securities that trade over-the-counter are no longer eligible for margin loans, and a company trading over-the-counter cannot avail itself of federal preemption of state securities or "blue sky" laws, which adds substantial compliance costs to securities issuances, including those pursuant to employee option plans, stock purchase plans and private or public offerings of securities. If our securities are delisted and transferred to either the OTC Bulletin Board or the pink sheets, there may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees.

        In addition, our common stock may become subject to penny stock rules. The SEC generally defines "penny stock" as an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. We are not currently subject to the penny stock rules because our common stock qualifies for an exception to the SEC's penny stock rules for companies that have an equity security that is quoted on the Nasdaq Stock Market. However, if we were delisted, our common stock would become subject to the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell our common stock. If our common stock were considered penny stock, the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares in the secondary market would be limited and, as a result, the market liquidity for our common stock would be adversely affected. We cannot assure that trading in our securities will not be subject to these or other regulations in the future.

We are a small company with a thinly traded stock, and two of our stockholders control more than 66% of our stock. Between early 2008 and mid-January 2010, we repurchased stock in the open market, which has further reduced the "public float" of shares available for trading on a daily basis. As a result, a stockholder's liquidity may be seriously limited.

        We recently completed a Rule 10b5-1 plan under which we repurchased shares of our common stock in market transactions between April 2008 and mid-January 2010. These repurchases may have provided additional liquidity for our stockholders during that time period. Currently, we have no plans to resume stock repurchases under this plan or otherwise, so Company repurchases will no longer be a potential source of additional liquidity for our stockholders.

        Our largest two stockholders (who are also members of our Board of Directors) collectively own over 66% of the outstanding shares of our common stock. The average daily trading volume for shares of our common stock is limited, often less than 9,000 shares per day. As a result, a stockholder may not be able to quickly or efficiently liquidate his/her position in our common stock.

        Combined, these factors may result in limited stockholder liquidity.

Our engagements may be terminated by our clients on short notice.

        The majority of our contracts can be terminated by our clients without cause, with short notice (typically 30 days) and without penalty. When contracts are terminated unexpectedly, the costs associated with the lost revenue may not be reduced in a timely manner. Following an unexpected termination, we may not be able to rapidly deploy our consultants to other projects, which would result in under-utilization of resources. In addition, because much of our work is project- based rather than recurring in nature, we may not be able to replace cancelled contracts and maintain our utilization rates with new business. Consequently, our revenue and results of operations in subsequent periods may suffer.

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

        Historically we have derived a significant portion of our revenue from a limited number of engagements. From year to year, revenue from one or more individual clients may exceed 10% of our revenue for such period. For the year ended December 31, 2009, four clients each represented more than 10% of our revenue. If contracts with major clients are not renewed upon termination or if any of our significant engagements is reduced in scope or cancelled, we would lose a significant amount of revenue. In general, the volume of work we perform for any particular client varies from year to year due to the specific engagement nature of our business. A client accounting for a significant portion of our revenue in one year may not comprise a significant portion of our revenue in the following year due to completion of the project, early termination of the project or a reduction of the scope of our engagement in the following year. Thus, in order to maintain revenue or grow revenue, we generally have to sell new engagements to new clients. During 2009 we had difficulty doing so, and there can be no assurance that we will be able to do so more productively in 2010.

A portion of our revenue is derived from government client engagements and this exposes us to various risks inherent in government contracts and the government contracting process.

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

  •
  If the government budget is not approved by the beginning of a government budgeting cycle, work on existing projects may be halted or new engagements may be delayed until the budget is approved and signed. In such cases, funding for these engagements may be further delayed due to a backlog of contracts to be issued by the various government contracting offices, resulting in further delays in revenue for us.

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

        In prior years we have derived substantial revenue from government engagements in which we utilized a contracting intermediary. Although we also contract directly with the federal government through our listing with the General Services Administration, we evaluate, on a project-by-project basis, whether to use an intermediary to act as a prime contractor and provide contracting and administrative services. We expect to continue to use intermediaries as prime contractors for certain contracts with the federal government or with other governmental or public entities when appropriate. In such cases, we will enter into agreements with such intermediaries that define the terms of our arrangement such as payment terms and specific deliverables. Future terms with contracting intermediaries may be less favorable than the terms under which we currently operate. Financial difficulties of an intermediary could cause a delay in remission of government funds to us and force us to seek other intermediaries.

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

        Our gross margin is largely a function of the fees we are able to charge for our services and solutions and the efficiency with which we are able to utilize our consultants. Accordingly, if we are not able to generate sufficient revenue or to maintain the pricing for our services and solutions or to maintain an appropriate utilization rate for our consultants without corresponding cost reductions, our gross margins and profitability will be negatively impacted.

        Our ability to generate revenue and our pricing for our professional services and solutions is affected by a number of factors, including:

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

If we are unable to grow, or if we fail to manage growth or fluctuations in the size of our business successfully, our revenue and results of operations could be adversely affected.

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

If we fail to maintain adequate internal control over financial reporting, if we are unable to timely complete our assessment of the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm concludes that we have a material weakness in internal control not identified by management when required to opine on our assessment of internal control over financial reporting (beginning with the year ending December 31, 2010), we may be subject to regulatory sanctions, a loss of public confidence, and other negative consequences. Also, the trading price of our stock could be negatively impacted.

        Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules require us to perform an assessment of the effectiveness of our internal control over financial reporting and to publicly disclose the assessment in our Annual Report on Form 10-K. These rules will also require that we obtain an attestation of management's assessment from our independent registered public accounting firm beginning with the year ended December 31, 2010. We dedicated significant management, financial and other resources in connection with our compliance with these rules in 2009. These efforts include a review of our existing internal control structure. Effective internal controls assist us in providing reliable financial reports and to effectively detect and prevent fraud. However, we are now a much smaller company. As we have reduced our general and administrative staff, it has become more difficult to achieve and maintain the existing internal control structure, and to afford the costs of doing so.

        If we fail to achieve and maintain the adequacy of our internal controls for the year ending December 31, 2010, we may not be able to conclude, on an ongoing basis, that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act of 2002.

        If we are unable to conclude that we have effective internal controls, or to obtain an attestation from our independent registered accounting firm at December 31, 2010 as presently required, we may experience a loss of investor confidence in the reliability of our financial statements. This could harm our ability to sign new contracts with clients and our ability to obtain financing for the business, and may negatively impact the trading price of our common stock.

Operating internationally exposes us to special risks and factors that could negatively impact our business or operations and could result in increased expenses and declining profit margin.

        We currently operate primarily in the United States and have smaller operations in Europe and South America. If our revenue from international operations does not exceed the expense associated with establishing and maintaining our international operations, our results of operations could suffer. International operations create special risks, including the following:

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

We may not pay dividends in the future.

        We ceased paying dividends after the payment for the quarter ended December 31, 2007, which was paid in January 2008. The payment of future cash dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, results of operations, cash flow, the level of our capital expenditures, restrictive covenants in our credit facility (if any), future business prospects and any other matters that our Board of Directors deems relevant. We currently have no plans to pay dividends in the future.

We may need additional capital in the future, and this capital may not be available to us. The raising of additional capital may dilute existing stockholders' ownership.

        We may need to raise additional funds through public or private debt or equity financings in order to:

  •
  fund operating losses;

  •
  expand our operations;

  •
  develop new services and solutions;

  •
  respond to competitive pressures; or

  •
  pursue strategic acquisitions.

        Any additional capital raised through the sale of equity may dilute our existing stockholders' ownership percentage. Based on our current forecast, we believe that existing cash resources and cash generated from current operations will be sufficient to satisfy our operating cash needs at least through March 31, 2011.

        Our inability to raise additional financing, if needed, could have adverse consequences to our existing stockholders and to us. Any future decreases in our operating income, cash flow, or stockholders' equity may further impair our future ability to raise additional funds to finance operations. Any additional financing we may need may not be available on terms favorable to us, or at all.

Our certificate of incorporation, bylaws, and Delaware law may discourage an acquisition of our company.

        Provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In addition, our directors and significant stockholders Gen. John T. Chain, Jr. and Mr. Edward P. Evans currently have and may continue to have a significant ownership interest in our common stock which would make it difficult for a third party to acquire a majority of our outstanding common stock, without their consent.

ITEM 1B.    Unresolved Staff Comments.

        None.

ITEM 2.    Properties.

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

ITEM 4.    Removed and Reserved

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant's Common Equity

        Our common stock is listed on the Nasdaq Capital Market under the symbol "TGIS." On September 16, 2009, we received two Nasdaq Staff Deficiency Letters indicating that we no longer complied with (i) the minimum bid price requirements as set forth in Listing Rule 5450(a)(1) of the Nasdaq Stock Market, which requires that listed securities maintain a minimum closing bid price of $1.00 per share, and (ii) the minimum market value of publicly held shares as set forth in Listing Rule 5450(b)(1)(C), which requires that the market value of publicly held shares be at least $5,000,000. After considering the alternatives, on December 1, 2009, we voluntarily submitted to the Nasdaq Stock Market an application to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. Our request was approved effective December 11, 2009.

        On March 16, 2010, we received notification from the Nasdaq Stock Market that we had not regained compliance with the Nasdaq Listing Rules requiring that we maintain a minimum closing bid price of $1.00 per share. Failure to regain compliance may result in the delisting of the Company's common stock from the Nasdaq Capital Market. On March 23, 2010, we filed a request for a hearing before a Nasdaq Listing Qualifications Panel to appeal the Nasdaq Stock Market's determination. This action will automatically stay the delisting of our common stock until the Listing Qualification Panel issues its decision. Under the Nasdaq Listing Rules, the Panel may, in its discretion, determine to continue our listing pursuant to an exception to the Nasdaq Listing Rules for a maximum of 180 calendar days from the date of the Staff's notification, or through September 13, 2010, to allow us additional time to comply with the Listing Rules. However, there can be no assurances that the Panel will do so or that we ultimately will be able to comply with the Listing Rules. The date for the hearing is April 28, 2010.

        The stock prices set forth below represent the highest and lowest sales prices per share of our common stock for the indicated quarters as reported on the Nasdaq Capital Market, or the Nasdaq Global Market, as applicable, as well as the dividends declared during these periods:

Quarter Ended	Dividends Declared	High	Low
December 31, 2009	$0	$1.23	$0.51
September 30, 2009	$0	$1.90	$0.55
June 30, 2009	$0	$0.97	$0.66
March 31, 2009	$0	$1.20	$0.39
December 31, 2008	$0	$1.89	$0.29
September 30, 2008	$0	$3.69	$1.42
June 30, 2008	$0	$3.01	$2.14
March 31, 2008	$0	$7.96	$2.02

Holders of Record

        As of December 31, 2009, there were approximately 75 holders of record of our common stock, not including holders who own stock in "street name".

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

        During the first quarter of 2008, we established a written plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, which provides for the purchase of shares of our common stock in support of our announced share repurchase program. During the year ended December 31, 2009, we repurchased 281,797 shares for total aggregate consideration of $258,404, or an average of $0.92 per share including commissions and fees.

        As of January 26, 2010, we completed the authorized repurchase of 805,450 shares under the Plan at a total cost of $1,259,640, or an average of $1.56 per share including commissions and fees.

        The table below shows information on the stock repurchases for the fourth quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
October 2009	79,224	$1.20	79,224	49,326
November 2009	12,132	$0.99	12,132	37,194
December 2009	10,450	$0.70	10,450	26,744

*
includes fees and commissions

ITEM 6.    Selected Financial Data.

        The following table presents selected consolidated financial information that has been prepared based on our audited consolidated financial statements for each of the fiscal years in the five-year period ended December 31, 2009. The financial statements for each of the fiscal years ended December 31, 2009, 2008, 2007, 2006 and 2005 have been audited by Hein & Associates LLP, an independent registered public accounting firm.

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

        The results for 2005 reflect the restatement prior to the end of 2006 related to a self-reported investigation of historical stock option practices and related accounting during the period 1988 to 2006.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	In thousands, except per share and share data
Revenue	$9,553	$25,121	$55,869	$59,478	$43,062
Operating expenses	16,873	33,682	45,341	44,571	34,793 (a)

Operating income (loss)	(7,320)	(8,561)	10,528	14,907	8,269
Other income (expense), net	425	296	530	362	(13)

Income (loss) from continuing operations before income taxes	(6,895)	(8,265)	11,058	15,269	8,256
Income taxes (benefit)	(2,619)	(2,450)	4,012	3,764	311

Income (loss) from continuing operations before the cumulative effect of a change in accounting principle	(4,276)	(5,815)	7,046	11,505	7,945
Gain (loss) on discontinued operations, net of related income tax expense (benefit) effect of $0, $0, $0, $0, and $58 for the years 2009, 2008, 2007, 2006 and 2005, respectively	—	—	—	1	(1,212)

Income (loss) before the cumulative effect of a change in accounting principle	(4,276)	(5,815)	7,046	11,506	$6,733
Cumulative effect of a change in accounting principle, net of related income tax benefit of $0.5 in 2005	—	—	—	—	(10)

Net income (loss)	$(4,276)	$(5,815)	$7,046	$11,506	$6,723

Per share of common stock:
Basic earnings per share:
Income (loss) from continuing operations	$(0.40)	$(0.53)	$0.64	$1.06	$0.76
Loss on discontinued operations, net of tax	—	—	—	—	(0.12)

Net income (loss)	$(0.40)	$(0.53)	$0.64	$1.06	$0.64
Diluted earnings per share:
Income (loss) from continuing operations	$(0.40)	$(0.53)	$0.63	$1.04	$0.75
Loss on discontinued operations, net of tax	—	—	—	—	(0.12)

Net Income (loss)	$(0.40)	$(0.53)	$0.63	$1.04	$0.63

Dividends per share:	$—	$—	$0.40	$0.30	$0.05
Weighted average shares:
Basic	10,617,620	10,977,300	10,990,225	10,812,117	10,512,703
Diluted	10,617,620	10,977,300	11,191,271	11,065,088	10,702,375

(a)
Includes $0.6 million in losses related to renewal of a contract subleasing excess office space to a third party.

	Year ended December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data
Working capital	$8,092	$13,211	$19,323	$16,787	$8,188
Total assets	$11,578	$17,154	$25,939	$24,043	$13,031
Long-term obligations, including current maturities	$126	$202	$238	$103	$274
Total stockholders' equity	$10,086	$15,251	$21,544	$18,663	$8,494

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere or incorporated by reference in this Annual Report on Form 10-K. This discussion contains forward- looking statements. Actual results could differ materially from the results discussed in the forward-looking statements. Please see "Special Note Regarding Forward-Looking Statements" and "Risk Factors" for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

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

        For marketing purposes, in 2009 we were organized into four practices. These practices, which focus our marketing efforts into client industry sectors, are

  •
  Aerospace and Defense Contractors,

  •
  Government (including all branches of the U.S. military),

  •
  Healthcare,

  •
  Transportation and Logistics

        In the future we may create additional practices as we see potential market opportunities in other areas, or we may combine or eliminate practices when necessary to meet market conditions. Our practice leaders and principals are responsible for sales and marketing to prospective clients. We perform services and provide solutions for clients pursuant to contracts that generally have terms of two weeks to one year, although some contracts may be for a longer term. We are compensated for our professional services and solutions in one or more of three ways:

  •
  fixed fees,

  •
  task-based fees, or

  •
  incentive fees.

        Our fee type and structure for each client engagement depends on a number of variables, including the size of the client, the complexity and geographic dispersion of its business, the extent of the opportunity for us to improve the client's processes and other factors. Some of our contracts are cancellable with little notice. We do not report backlog because we believe the uncertainties associated with cancelable contracts, particularly in our commercial business, may render such information misleading.

        The majority of our revenue is derived from fixed fee and task-based fee contracts.

        Fixed fee revenue is recognized on the proportional performance model (which approximates the percentage completion method), based on direct labor hours expended and, when applicable, the completed performance model. In order to calculate the completion ratio on a given project, time and effort to date are divided by the total estimated time and effort for the entire project. This ratio is then multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date. A few of our fixed fee contracts, primarily assessments, are recognized using the completed contract performance model as these contracts are generally one to six weeks in duration and conclude with a presentation or agreed upon deliverable to the clients' management. Revenues attributable to fixed fees were 69%, 42% and 11% of consolidated revenue for the years ended December 31, 2009, 2008, and 2007, respectively.

        Task-based fees are recognized as revenue when the relevant task, as defined in the contract, is completed, usually on a monthly basis. Revenues attributable to task-based fees were 11%, 49% and 88% of consolidated revenue for the years ended December 31, 2009, 2008, and 2007, respectively.

        Incentive fees, in some cases, may be earned based on improvements in a variety of client performance measures typically involving cycle time, asset utilization and productivity. Incentive fee revenue is recognized in the period in which the related client improvements are achieved and we obtain the client's acceptance. Our incentive fee agreements with our clients define in advance the performance improvement standards that will form the basis for the payment of incentive fees. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, we obtain customer agreement to these achievements prior to recognizing revenue. Typically these contracts are for commercial customers and they provide for a base fee and an additional incentive fee earned according to a formula in the contract. Incentive fees are affected by our clients' business performance and prevailing economic conditions. Revenues attributable to incentive fees were 7%, 2% and 0% of consolidated revenue for the years ended December 31, 2009, 2008, and 2007, respectively. As of December 31, 2009, we had no contractual agreements that provided for incentive fees in addition to fixed fees. While incentive fees are not currently a significant portion of our revenue, earlier in our history they have been more significant. As we attempt to diversify our business in the future to include more commercial work, incentive fees could again become a more significant portion of our revenue.

        Reimbursement revenue represents our clients' repayment of our mutually agreed upon travel expenses as incurred. All billable travel expenses are submitted to and approved by the client. Revenues attributable to reimbursement were 13%, 7% and 1%, for the years ended December 31, 2009, 2008, and 2007, respectively. For some clients, the fixed fee or task-based fee is inclusive of travel. In these cases, the travel expense is included in cost of sales.

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

Unbilled Receivables

        Although fixed fee revenue recognition generally coincides with billings, as an accommodation to our clients, we may structure fee billings to increase in the latter stages of a program. In such instances, amounts collectible for services and solutions provided, but not yet billed, are represented in unbilled receivables.

Deferred Revenue

        We occasionally receive advance payments of a portion of our fees. Advance payments are classified as deferred revenue upon receipt and recorded as revenue when earned.

Deferred Taxes

        Income taxes are calculated using the asset and liability method required by ASC 740-10-25, Income Taxes. Deferred income taxes are recognized for the tax consequences resulting from timing differences by applying enacted statutory tax rates applicable to future years. These timing differences are associated with differences between the financial and the tax basis of existing assets and liabilities. Under ASC 740-10, a statutory change in tax rates will be recognized immediately in deferred taxes and income. Net deferred taxes are recorded both as a current deferred income tax asset and as other long-term liabilities based upon the classification of the related timing difference. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. All available evidence, both positive and negative, is considered when determining the need for a valuation allowance. Judgment is used in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. In accordance with ASC 740-10, evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain.

        In addition to timing differences arising from operating assets and liabilities, we also record deferred tax assets for the tax benefits of net operating losses and foreign tax credits. For United States federal tax purposes, at December 31, 2002, we had net operating loss carryovers of approximately $4.2 million. Under the limitations of Section 382 of the Internal Revenue Code, discussed below, $0.7 million was used to offset United States taxable income in 2003. In 2004, $0.2 million expired under Section 382, but $8.1 million in United States net operating loss was generated, resulting in a balance of $11.4 million at December 31, 2004. In 2005, we used $8.1 million of the net operating loss to offset United States taxable income and used $0.2 million of the net operating loss carryforward limited under Section 382, resulting in a net operating loss carryforward balance of $3.1 million at December 31, 2005. In each of fiscal years 2006 and 2007, we used $0.2 million of the net operating loss carryforward balance, resulting in a $2.9 million balance at December 31, 2006, and a $2.8 million balance at December 31, 2007 and December 31, 2008. As of December 31, 2009, we had a $2.8 million net operating loss carryforward balance.

        In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2006 we determined that a valuation allowance was appropriate on only approximately $117,000 of the net operating loss carryforward, due to annual limitations under Section 382. Therefore, we removed $1.8 million of the valuation allowance. As of December 31, 2008, we reduced the valuation allowance by $59,000 as a result of another revaluation of this account, resulting in a $58,000 balance at year end. As of December 31, 2009, the valuation allowance is $58,000.

        Our assessment included a review of the critical assumptions affecting the ultimate realizability of this deferred tax asset. For 2009 we will be able to claim a refund of Federal income taxes paid in prior years. Generally, in order for us to be able to utilize the tax deductions that give rise to the balance of this deferred tax asset, we will need to generate adequate profits in the future. As a result, and particularly in light of our net losses in recent periods, it is management's view that the most critical assumption affecting the realizability of this deferred tax asset is the assumption that we will be able to return to sustained profitability. In order to achieve such profitability, we will need to generate additional revenue from new clients and to continue the recent success of reducing costs and operating with a lower cost structure. We believe that our 30-year history of success in delivering high quality services to our clients, our recent efforts to diversify our product and service offerings to appeal to a broader range of potential customers, and our recent success at reducing and managing costs are all positive factors in assessing the likelihood of our future profitability. Although it is impossible to predict with certainty when or if we will return to profitability, management is committed to this outcome and believes that we will be able ultimately to achieve this goal. Therefore, we have concluded as of this point in time that it is more likely than not that we will be able to utilize this deferred tax asset.

        If future analyses of the positive and negative evidence indicate that it is more likely than not that some portion or all of the net deferred tax asset will not be realized, a partial or full valuation allowance may be required, which could have a negative effect on net income in the period that it becomes more likely than not that deferred tax assets will not be realized.

        We also follow the guidance under ASC 740-10-25, which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. Under ASC 740-10-25, tax positions are initially recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. ASC 740-10-25 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. In addition, ASC 740-10-25 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. An income tax penalty is recognized as expense when the tax position does not meet the minimum statutory threshold to avoid the imposition of a penalty. As of December 31, 2009, we did not have any liabilities or associated interest under ASC 740-10-25.

        We adopted the provisions of ASC 740-10-25, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of ASC 740-10-25, we recognized a $40,000 increase in the liability for unrecognized tax benefits, which was recorded as a reduction of retained earnings in our Consolidated Balance Sheets at January 1, 2007. The liability for unrecognized tax benefits was subsequently reversed upon settlement with the IRS during a routine audit. We see no significant changes to the facts and circumstances underlying our reserves and allowances. We recognize deductible interest accrued related to tax penalties as interest expense in our Consolidated Statements of Operations and we recognize non-deductible accrued interest and penalties as income tax expense in our Consolidated Statements of Operations. Non-deductible penalties and interest were $100, $14,000 and $72,000 for the years 2009, 2008 and 2007, respectively.

        We are currently subject to the statutes of limitations for federal and state income taxes in the states in which we perform our services. The last year that is now closed for audit for Federal income taxes is 2007. Our Federal income tax return for the year ended December 31, 2007 was audited by the Internal Revenue Services in 2009. There were no changes to the taxes due as a result of this audit.

Accumulated Other Comprehensive Loss

        Translation of the financial statements of our operations in Europe and Asia resulted in accumulated translation adjustments of approximately $682,000 at December 31, 2004 that was required to be carried on the balance sheet as a separate component of stockholders' equity. During 2005, we liquidated our subsidiaries in Switzerland resulting in a reclassification of a $713,000 accumulated other comprehensive loss to the income statement. During 2007, we liquidated our Hong Kong subsidiary resulting in a $31,000 accumulated other comprehensive gain to the income statement. As of December 31, 2009, we had no accumulated other comprehensive gain on the balance sheet.

Performance Share Awards

        Our performance share awards are accounted for in accordance with the provisions of ASC 718, Stock Compensation. In accordance with ASC 718, compensation expense is recognized over the applicable period of service for performance share awards that are deemed by management to be reasonably achievable.

Government Contracts

        For the last several years we have worked extensively on engagements with two divisions of the U.S. Navy, each governed by a separate contractual agreement. One of these contracts expired March 31, 2008 and the other expired April 30, 2008. For the year ended December 31, 2007 these two contracts represented approximately 85% of our revenue, and for the year ended December 31, 2008 they represented approximately 44% of our revenue. To date, we have not fully replaced the revenue that was previously generated through these expired government contracts. We continue to work on smaller programs with the U.S. Navy as well as the U.S. Army. We are actively working to expand our business with the entire U.S. military as well as other departments within the U.S. government.

Results of Operations

        The following sets forth certain operating data as a percentage of revenue for the periods presented:

	Percentage of Revenue For Year Ended December 31,
	2009		2008		2007
Revenue	100.0%		100.0%		100.0%
Cost of sales	64.5%		59.9%		48.3%

Gross profit	35.5%		40.1%		51.7%
Selling, general and administrative	112.2%		74.2%		32.9%

Operating income (loss)	(76.7%	)	(34.1%	)	18.8%
Interest income (expense), net	0.1%		1.2%		1.0%
Other income	4.4%		—		—

Income (loss) from continuing operations before income taxes	(72.2%	)	(32.9%	)	19.8%
Income taxes	(27.4%	)	(9.8%	)	7.2%

Net income (loss)	(44.8%	)	(23.1%	)	12.6%

Years Ended December 31, 2009 and 2008

Revenue

        Total revenue decreased $15.6 million, or 62%, to $9.6 million in 2009, from $25.1 million in 2008. The overall decrease in revenues is due primarily to a decrease in our government business due to the ending of some of our U.S. Navy programs following the government's decision to consolidate these programs into a single contracting vehicle for which we were not named as a provider. The decrease is also due to having a lower volume of commercial contracts, along with the contracts having a lower contract value for the year ended December 31, 2009. Typically, our initial customer engagement consists of a paid assessment followed by a longer, more extensive program. During 2009, we recorded revenues on 38 assessments and programs from 27 different customers compared to 48 assessments and programs with 32 different customers during 2008.

        Fixed fee revenues decreased $3.8 million, or 36%, to $6.6 million, or 69% of revenue, in 2009 from $10.4 million, or 41% of revenue, in 2008. The decrease in fixed fee revenues is attributable to the lower number of active commercial contracts, along with the contracts having a lower contract value for the year ended December 31, 2009. During 2009, we derived fixed fee revenues from 33 assessments and programs from 25 different customers, versus 38 programs and assessments from 23 different customers in 2008. In 2009, we recorded fixed fee revenues from eight customers with multiple engagements, versus five customers with multiple engagements in 2008.

        Task-based revenues decreased $11.4 million, or 92%, to $1.0 million, or 11% of revenue, in 2009, from $12.4 million, or 49% of revenue, in 2008. The decrease in task-based revenues relates to the decrease in the number of active programs with the United States government. During 2009, we derived task-based revenues on five assessments and programs from two customers, versus seven assessments and programs from six customers in 2008. In both 2009 and 2008, we recorded task-based revenues from two customers with multiple engagements.

        Incentive fee revenues increased $0.2 million, or 31%, to $0.7 million, or 7% of revenue, in 2009, from $0.5 million, or 2% of revenue, in 2008. Although we continue to offer a portion of our fees contingent on performance based metrics, our more recent customers have preferred fixed fee or task-based arrangements.

        Reimbursement revenues decreased $0.5 million, or 29%, to $1.3 million, or 13% of revenues, in 2009, from $1.8 million, or 7%, in 2008. The decrease in the number of commercial contracts is primarily responsible for the increase in reimbursement revenues.

        North America region revenue decreased $14.3 million, or 69%, to $6.6 million in 2009, from $20.9 million in 2008. Revenues from United States government contracts decreased $10.6 million, or 81%, to $2.5 million from $13.1 million in 2008. Revenues from contracts with commercial clients in the United States decreased $4.2 million, or 69%, to $4.1 million from $8.3 million in 2008.

        Our South America region revenue decreased $0.56 million, or 97% to $0.02 million in 2009, from $0.58 million in 2008.

        Our Europe region revenue decreased $0.7 million, or 20%, to $3.0 million in 2009, from $3.7 million in 2008.

        Our Asia/Pacific region had no revenue in 2009 and 2008. During the second quarter of 2008, we closed our office in the Asia/Pacific region.

Gross Profit

        Gross profit for 2009 decreased $6.7 million to $3.4 million, or 36% of revenue, from $10.1 million, or 40% of revenue, in 2008. Costs of sales, which is a component of gross profit, consists of direct labor, travel, and other direct costs incurred by our consultants to provide services to our clients and to complete client related projects, including training. The drop in year-to-date gross margins is related to the slowdown of our government and commercial programs during 2009 and to lower utilization rates of our consultants in 2009.

Selling, General and Administrative

        Selling, general and administrative expense for 2009 decreased $7.9 million to $10.7 million, or 112% of revenue, from $18.6 million, or 74% of revenue, in 2008. The $7.9 million decrease is related primarily to a $1.7 million decrease in stock-based compensation, a $2.5 million decrease in payroll costs related to reduction in the support staff, $0.5 million decrease in severance and recruiting costs related to the reduction in our labor force during the second quarter of 2008, a $1.3 million decrease in sales commission and executive bonus, a $0.3 million decrease in bad debt allowance, a $0.3 million decrease in travel expenses, a $0.2 million decrease in outside consultants, a $0.2 million decrease in equipment rent, a $0.2 million decrease in depreciation expense, a $0.2 million decrease in legal expenses and insurance costs, and a $0.5 million decrease in other costs due to a decline in activity.

Income Taxes

        During 2009, we recorded income tax benefit of $2.6 million compared to $2.5 million during 2008. Our effective tax rate for 2009 was 38%, compared to 30% in 2008. The increase in tax benefit and resulting increase in effective rate is due primarily to the operating loss during the year 2009 and state net operating loss adjustments.

        From 2001 to 2005, we had provided a valuation allowance for the full amount of our net deferred tax assets. During 2006, however, we determined that a valuation allowance was appropriate on only approximately $117,000 of the net operating loss carryforward, due to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and therefore we removed $1.8 million of the valuation allowance. At December 31, 2008, we further reduced the valuation allowance by $59,000 to $58,000 as a result of another revaluation of this account. As of December 31, 2009, the valuation allowance is $58,000.

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

Years Ended December 31, 2008 and 2007

Revenue

        Total revenue decreased $30.8 million, or 55%, to $25.1 million in 2008, from $55.9 million in 2007. The overall decrease in revenues was comprised of a net decrease in revenue from our U.S. government clients due to a reduced number of active contracts and the natural ending of two of our U.S. Navy programs in the first quarter of 2008. The decrease in revenues was partially offset by gains in commercial revenues, which were derived primarily from new programs and program expansions among our commercial clients. Typically, our initial customer engagement consists of a paid assessment followed by a longer, more extensive program. During 2008, we recorded revenues on 45 assessments and programs from 32 different customers compared to 38 assessments and programs with 22 different customers during 2007. There were two assessments completed or started in 2008 that, as of December 31, 2008, had not yet led to a subsequent assessment or program.

        Fixed fee revenues increased $4.6 million, or 79%, to $10.4 million, or 42% of revenue, in 2008 from $5.8 million, or 10% of revenue, in 2007. The increase in fixed fee revenues is attributable to the rise in the number of active commercial contracts. During 2008, we derived fixed fee revenues from 38 assessments and programs from 23 different customers, versus 29 programs and assessments from 19 different customers in 2007. In 2008, we recorded fixed fee revenues from five customers with multiple engagements, versus four customers with multiple engagements in 2007.

        Task-based revenues decreased $36.8 million, or 75%, to $12.4 million, or 49% of revenue, in 2008, from $49.2 million, or 88% of revenue, in 2007. The decrease in task-based revenues relates to the decrease in the number of active programs with the United States government. During 2008, we derived task-based revenues on seven assessments and programs from six customers, versus nine assessments and programs from three customers in 2007. In both 2008 and 2007, we recorded task-based revenues from two customers with multiple engagements.

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

Income Taxes

        During 2008, we recorded income tax benefit of $2.5 million compared to income tax expense of $4.0 million during 2007. Our effective tax rate for 2008 was 30%, compared to 36% in 2007. The decrease in tax expense and resulting effective rate is due primarily to the operating loss during the year 2008 and the decrease in the valuation allowance explained below.

        From 2001 to 2005, we had provided a valuation allowance for the full amount of our net deferred tax assets. During 2006, however, we determined that a valuation allowance was appropriate on only approximately $117,000 of the net operating loss carryforward, due to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and therefore we removed $1.8 million of the valuation allowance. At December 31, 2008, we further reduced the valuation allowance by $59,000 to $58,000 as the result of another revaluation of this account.

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

Quarterly Results

        The following table sets forth certain unaudited operating results for each of the four quarters in the two years ended December 31, 2009. This information has been prepared on the same basis as the audited financial statements and, in our opinion, includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented.

	2009				2008
	For the Three Months Ended				For the Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	In thousands, except per share data
Revenue	$3,288	$2,619	$2,098	$1,547	$12,438	$5,378	$3,832	$3,474
Gross profit	1,442	886	712	355	5,993	1,980	1,094	995
Operating income (loss)	(1,920)	(2,264)	(1,883)	(1,254)	463	(3,016)	(3,271)	(2,736)
Net income (loss)	$(1,225)	$(1,354)	$(1,024)	$(673)	$366	$(1,893)	$(2,285)	$(2,003)
Earnings (loss) per share:
Basic	$(0.11)	$(0.13)	$(0.10)	$(0.06)	$0.03	$(0.17)	$(0.21)	$(0.19)
Diluted	$(0.11)	$(0.13)	$(0.10)	$(0.06)	$0.03	$(0.17)	$(0.21)	$(0.19)
Weighted average shares:
Basic	10,678	10,667	10,614	10,511	11,073	11,076	10.973	10,787
Diluted	10,678	10,667	10,614	10,511	11,320	11,076	10,972	10,787
Stock Price(a):
High	$0.85	$0.88	$1.39	$0.63	$3.00	$2.33	$1.83	$0.55
Low	$0.73	$0.88	$1.18	$0.56	$2.02	$2.20	$1.47	$0.29
Close	$0.82	$0.88	$1.30	$0.62	$2.53	$2.21	$1.60	$0.51

(a)
These stock prices represent the highest and lowest sales prices per share of our common stock as reported on the NASDAQ Global Market prior to December 11, 2009 and the NASDAQ Capital Market beginning December 11, 2009. Our common stock is listed on the NASDAQ Capital Market under the symbol "TGIS."

Liquidity and Capital Resources

        For the year 2009, net cash used for operating activities was $3.0 million, compared to $1.1 million used for the year 2008. This increase in net cash used is due primarily to our operating loss for the year 2009, a decrease in our accrued liabilities, and the reversal of stock based compensation expense, offset by collection of our accounts receivable and receipt of income tax refund for 2008 during the year.

        For each of years 2009 and 2008, net cash used for investing activities was $0.1 million, consisting of computer and software purchases.

        Cash used for financing activities for the year 2009 was $0.3 million, consisting primarily of stock repurchases under our stock repurchase program, compared to $2.5 million used in the year 2008, related to the $1.2 million payment of dividends for the fourth quarter of 2007 which were paid in 2008, the $1.0 million purchase of stock under our stock repurchase plan, and the $0.2 million net tax effect of stock issuances.

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

        During the year ended December 31, 2009, we repurchased 281,797 shares for a total of $258,404, or an average of $0.92 per share including commissions and fees.

        As of January 26, 2010, we completed the authorized repurchase of 805,450 shares under the Plan at a total cost of $1,259,640, or $1.56 per share including commissions and fees.

$5.5 million former Credit Facility with JPMorgan Chase Bank, N.A.

        On December 15, 2006, we entered into a credit agreement with JPMorgan Chase Bank, N.A. to be used for ongoing working capital needs and general corporate purposes. We did not draw on this credit facility and at December 31, 2008, we had a zero balance on such credit facility. The obligations under this credit facility were secured by first priority liens on all of our accounts and proceeds thereof. This credit facility also imposed certain affirmative and negative covenants on our operations and business. This credit facility matured on March 31, 2009. At that time, based on our projected forecast for 2009 and 2010, we did not anticipate the continued need for this credit facility. As a result, we did not request a renewal or extension upon its expiration on March 31, 2009. All liens were removed upon expiration of this credit agreement.

Our Liquidity Plan

        Since the expiration of our two large U.S. Navy contracts in 2008, our ability to generate cash from operations has been, and will continue to be, determined primarily by our ability to generate substantial new revenue. Our ability to generate this required new revenue will be affected by prevailing economic conditions, among other factors. We have taken steps to reduce our costs in many areas, and we will continue to do so to the maximum extent we believe is prudent. If future cash flows and capital resources are insufficient to meet our obligations and commitments, we may be forced to reduce or delay activities and capital expenditures, or obtain additional equity capital or take other steps to refinance our business.

        Our ability to achieve positive gross margins, control costs and generate cash flow from operations in the future will determine our ability to arrange debt facilities in the future. We regularly evaluate our business to enhance our liquidity position. Our cash balance at December 31, 2009 was $5.0 million, or $0.47 per diluted share. We expect to receive Federal income tax refunds in the first half of 2010 of approximately $2.7 million. For the past several years, we have had a line of credit available to us, but we have not drawn on it for over three years. Based on our current forecast of revenues and expenses for 2009 and 2010, and in part to reduce costs, we did not request an extension of our line of credit when it expired on March 31, 2009. Thus, our available liquidity is limited to our existing working capital, the proceeds from our anticipated tax refund, and cash flow that we will be able to generate from operations in 2010. We currently believe we have sufficient liquidity to sustain our operations at least through March 31, 2011.

Inflation

        Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the years ended December 31, 2009, 2008 or 2007. However, there can be no assurance our business will not be affected by inflation in the future.

Off-Balance Sheet Arrangements

        At December 31, 2009, and 2008, we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Contractual Obligations

        The amounts of our contractual obligations at December 31, 2009, as well as the maturity of these commitments, are as follows:

	Payment due in
Contractual Obligations	Total	2010	2011	2012	Later Years
	in thousands
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Insurance note payable	149	149	—	—	—
Operating lease obligations	1,518	767	613	138	—
Purchase obligations	502	400	88	14	—
Deferred rent obligations	211	85	101	25	—

Total	$2,380	$1,401	$802	$177	$—

        Long-term debt obligations:    At December 31, 2009, we had no long-term debt obligations.

        Capital lease obligations:    At December 31, 2009, we had no capital lease obligations.

        Operating lease obligations:    Operating lease obligations consist of office rental commitments for our offices in Irving, Texas and various equipment leases for copiers, postage meters and laptop computers are maintained under operating leases.

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

        Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

        This Annual Report on Form 10-K does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting during our fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information.

        There was no information required to be disclosed in a report on Form 8-K in the fourth quarter of 2009 which was not reported.

 PART III

ITEM 10.    Directors and Executive Officers of the Registrant.

        The information required by this Item 10 is incorporated herein by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders, which will be filed on or before April 30, 2010.

        We make available free of charge on our Internet web site (http://www.thomasgroup.com) the Code of Business Conduct and Ethics applicable to all of our employees including our principal executive officer, principal financial officer and principal accounting officer. We will make immediate disclosure by a current report on Form 8-K and on our web site of any change to, or waiver from, the Code of Business Conduct and Ethics for our principal executive and senior financial officers. We will also provide to any person without charge, upon request, a copy of such code of ethics. Please send your written request to: Thomas Group, Attn: CFO, 5221 N. O'Connor Blvd, Suite 500, Irving, TX 75039.

ITEM 11.    Executive Compensation.

        The discussion under "Executive Compensation" in our Proxy Statement for our 2010 Annual Meeting is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management.

        The discussion under "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

        The following table provides information related to the number of shares to be issued upon exercise of all outstanding options, warrants and rights and the number of shares available for future issuance under our equity compensation plans at December 31, 2009.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	135,334	(1)(2)	$1.01	886,666
Equity compensation plans not approved by security holders	—		—	—

Total	135,334		$1.01	886,666

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

ITEM 13.    Certain Relationships and Related Transactions.

        The discussion under "Certain Relationships and Related Transactions" in our Proxy Statement for our 2010 Annual Meeting is incorporated herein by reference.

ITEM 14.    Principal Accounting Fees and Services.

        The discussion under "Principal Accounting Fees and Services" in our Proxy Statement for our 2010 Annual Meeting is incorporated herein by reference.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules.

(a)(1)	See "Index to Consolidated Financial Statements" on page F-1 of this Annual Report on Form 10-K.
(a)(2)	The financial statement schedules required by this item are included in the accompanying notes to the consolidated financial statements beginning on page F-7 of this Annual Report on Form 10-K.
(a)(3)	Documents filed as part of this Annual Report on Form 10-K are listed sequentially by subsection in the Exhibit Index at Part IV, Item 15(b).
(b)	Documents filed as part of this Annual Report on Form 10-K are listed sequentially by subsection in the following Exhibit Index.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Thomas Group, Inc. filed July 10, 1998, with the State of Delaware Office of the Secretary of State (filed as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
3.2	Amended and Restated By-Laws dated May 30, 2001 (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).
3.3	Amendment No. 1 to Amended and Restated By-Laws dated March 25, 2009 (filed as Exhibit 3.1 to our Current Report on Form 8-K filed March 26, 2009 and incorporated herein by reference).
4.1	Specimen Certificate evidencing Common Stock (filed as Exhibit 4.1 to our 1993 Registration Statement on Form S-1 (file No. 33-64492) and incorporated herein by reference).
10.1	Credit Agreement dated December 15, 2006 between Thomas Group, Inc. and JPMorgan Chase, N.A. (filed as Exhibit 10.1 to our Current Report on Form 8-K filed December 22, 2006 and incorporated herein by reference).
10.2	Amendment No. 1 to Loan Agreement dated February 13, 2007 between Thomas Group, Inc. and JPMorgan Chase, N.A. (filed as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).
10.3	Amendment No. 2 to Loan Agreement dated June 13, 2007 between Thomas Group, Inc. and JPMorgan Chase, N.A. (filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

Exhibit Number	Description
10.4	Amendment No. 3 to Loan Agreement dated November 9, 2007 between Thomas Group, Inc. and JPMorgan Chase, N.A. (filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).
10.5	2005 Omnibus Stock and Incentive Plan for Thomas Group, Inc. dated December 19, 2005, as amended December 23, 2005 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed December 27, 2005 and incorporated herein by reference).
10.6	Net Profit Restricted Share Award agreement for James T. Taylor dated December 20, 2005 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed December 27, 2005 and incorporated herein by reference).
10.7	Share Price Restricted Share Award agreement for James T. Taylor dated December 23, 2005 (filed as Exhibit 10.4 to our Current Report on Form 8-K filed December 27, 2005 and incorporated herein by reference).
10.8	Amendment to the Amended and Restated Note and Warrant Purchase Agreement between Thomas Group Inc., General John T. Chain, Jr. and Edward P. Evans dated April 27, 2007 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed May 3, 2007 and incorporated herein by reference).
10.9	Second Amendment to Note and Warrant Purchase Agreement, dated February 19, 2008, by and among Thomas Group Inc., John T. Chain, Jr. and Edward P. Evans (filed as Exhibit 10.1 to our Current Report on Form 8-K filed February 25, 2008 and incorporated herein by reference).
10.10	Employment Agreement, dated February 19, 2008, by and between Thomas Group, Inc. and Michael E. McGrath (filed as Exhibit 10.2 to our Current Report on Form 8-K filed February 25, 2008 and incorporated herein by reference).
10.11	2008 Omnibus Stock and Incentive Plan of Thomas Group, Inc (filed as Exhibit 10.1 to our Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference).
10.12	Employment Agreement, dated March 4, 2008, by and between Thomas Group, Inc. and Earle Steinberg (filed as Exhibit 10.2 to our Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference).
10.13	Restricted Share Award dated March 1, 2008 granted to Michael E. McGrath (filed as Exhibit 10.3 to our Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference).
10.14	Performance Share Award dated March 1, 2008 granted to Michael E. McGrath (filed as Exhibit 10.4 to our Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference).
10.15	Restricted Share Award dated March 10, 2008 granted to Earle Steinberg (filed as Exhibit 10.1 to our Current Report on Form 8-K filed March 11, 2008 and incorporated herein by reference).
10.16	Performance Share Award dated March 10, 2008 granted to Earle Steinberg (filed as Exhibit 10.1 to our Current Report on Form 8-K filed March 11, 2008 and incorporated herein by reference).
10.17	Amendment to the Employment Agreement, dated March 3, 2009, by and between Thomas Group, Inc. and Michael E. McGrath (filed as Exhibit 10.1 to our Current Report on Form 8-K filed March 5, 2009 and incorporated herein by reference).

Exhibit Number		Description
	10.18	Second Amendment to Employment Agreement, dated March 2, 2010, by and between Thomas Group, Inc. and Michael E. McGrath (filed as Exhibit 10.1 to our Current Report on Form 8-K filed March 11, 2010 and incorporated herein by reference).
	10.19	Restricted Share Award dated March 9, 2010 granted to Michael E. McGrath (filed as Exhibit 10.2 to our Current Report on Form 8-K filed March 11, 2010 and incorporated herein by reference).
	10.20	Cancellation dated March 9, 2010 related to Performance Share Award dated March 1, 2008 granted to Michael E. McGrath (filed as Exhibit 10.3 to our Current Report on Form 8-K filed March 11, 2010 and incorporated herein by reference).
*	21	Subsidiaries of the Company.
*	23	Consent of Hein & Associates LLP.
*	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Irving, State of Texas, on March 30, 2010.

THOMAS GROUP, INC.
By:	/s/ MICHAEL E. MCGRATH Michael E. McGrath Executive Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

        Each individual whose signature appears below constitutes and appoints Michael E. McGrath such person's true and lawful attorney-in-fact and agent with full power of substitution and re-substitution, for such person and in such person's name, place, and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ MICHAEL E. MCGRATH Michael E. McGrath	Executive Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2010
/s/ FRANK TILLEY Frank Tilley	Vice President and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2010
/s/ JOHN T. CHAIN, JR. John T. Chain, Jr.	Director	March 30, 2010
/s/ EDWARD P. EVANS Edward P. Evans	Director	March 30, 2010
/s/ DORSEY R. GARDNER Dorsey R. Gardner	Director	March 30, 2010
/s/ DAVID B. MATHIS David B. Mathis	Director	March 30, 2010

ANNUAL REPORT ON FORM 10-K
ITEM 8, and 15(a)(1) and (c)
LIST OF FINANCIAL STATEMENTS
CERTAIN EXHIBITS
FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2009
THOMAS GROUP, INC.
IRVING, TEXAS

FORM 10-K—ITEM 15(a)(1)
Thomas Group, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        The following consolidated financial statements of Thomas Group, Inc. are included in response to Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Thomas Group, Inc.
Irving, TX

        We have audited the accompanying consolidated balance sheets of Thomas Group, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of Thomas Group, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thomas Group, Inc. at December 31, 2009 and 2008 and the consolidated results of operations and cash flows of Thomas Group, Inc. for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        We were not engaged to examine management's assertion about the effectiveness of Thomas Group, Inc.'s internal control over financial reporting as of December 31, 2009 included in Management's Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ HEIN & ASSOCIATES LLP

Dallas, Texas
March 30, 2010

THOMAS GROUP, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	In thousands, except share data
ASSETS
Current Assets
Cash and cash equivalents	$5,004	$8,349
Trade accounts receivable, net of allowance of $5 and $11 at December 31, 2009, and 2008, respectively	849	1,432
Unbilled receivables	378	456
Deferred tax asset, net of allowance of $4 and $16 at December 31, 2009 and 2008, respectively	111	466
Income tax receivable	2,835	3,650
Other current assets	281	559

Total Current Assets	9,458	14,912
Property and equipment, net of accumulated depreciation of $2,110 and $2,140 at December 31, 2009, and 2008, respectively	618	881
Deferred tax asset, net of allowance of $54 and $42 at December 31, 2009 and 2008, respectively	1,471	1,330
Other assets	31	31

	$11,578	$17,154

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$725	$892
Accrued wages and benefits	478	740
Income taxes payable	14	69
Note payable	149	—

Total Current Liabilities	1,366	1,701

Other long-term obligations	126	202

Total Liabilities	1,492	1,903

Commitments and Contingencies
Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 13,843,541 and 13,793,541 shares issued and 10,484,509 and 10,716,306 shares outstanding at December 31, 2009, and 2008, respectively	$138	$138
Additional paid-in capital	30,761	31,392
Retained earnings	2,949	7,225
Treasury stock, 3,359,032 and 3,077,235 shares at December 31, 2009 and 2008, respectively, at cost	(23,762)	(23,504)

Total Stockholders' Equity	10,086	15,251

	$11,578	$17,154

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	In thousands, except per share and share data
Consulting revenue before reimbursements	$8,293	$23,339	$55,042
Reimbursements	1,260	1,782	827

Total revenue	9,553	25,121	55,869

Cost of sales before reimbursable expenses	4,897	13,277	26,151
Reimbursable expenses	1,260	1,782	827

Total cost of sales	6,157	15,059	26,978

Gross profit	3,396	10,062	28,891
Selling, general and administrative	10,716	18,623	18,363

Operating income (loss)	(7,320)	(8,561)	10,528
Other income	420	—	—
Interest income, net of expense	5	296	530

Income (loss) before income taxes	(6,895)	(8,265)	11,058
Income tax expense (benefit)	(2,619)	(2,450)	4,012

Net income (loss)	$(4,276)	$(5,815)	$7,046

Earnings (loss) per share:
Basic	$(0.40)	$(0.53)	$0.64

Diluted	$(0.40)	$(0.53)	$0.63

Weighted average shares:
Basic	10,617,620	10,977,300	10,990,225

Diluted	10,617,620	10,977,300	11,191,271

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Treasury Stock
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount				Shares	Amount	Total
	In thousands, except share data
Balance as of January 1, 2007	13,490,630	$135	$30,476	$10,480	$31	2,553,876	$(22,459)	$18,663
Exercise of stock options	6,488		63					63
Issuance of restricted stock grants for common stock	96,423	1	(391)					(390)
Deferred compensation from restricted stock grants			829					829
Tax benefit of options exercised			(151)					(151)
Cumulative effect of change in accounting for uncertain tax positions				(40)				(40)
Dividends				(4,445)				(4,445)
Foreign currency translation adjustment reclassified to net gain, net of tax (Note 1(o))					(31)			(31)
Net Income				7,046				7,046

Balance as of December 31, 2007	13,593,541	$136	$30,826	$13,041	$—	2,553,876	$(22,459)	$21,544

Exercise of stock options	100,000	1	(236)					(235)
Issuance of restricted stock grants for common stock	100,000	1	1,081					1,080
Tax benefit of options exercised			(279)					(279)
Share repurchase						496,909	(984)	(984)
Acquisition of treasury stock for taxes on exercise of stock options						26,450	(61)	(61)
Net Income (loss)				(5,815)				(5,815)

Balance as of December 31, 2008	13,793,541	$138	$31,392	$7,225	$—	3,077,235	$(23,504)	$15,251

Exercise of stock options	50,000
Issuance of restricted stock grants for common stock			(586)					(586)
Tax benefit of options exercised			(45)					(45)
Share repurchase						281,797	(258)	(258)
Acquisition of treasury stock for taxes on exercise of stock options
Net Income (loss)				(4,276)				(4,276)

Balance as of December 31, 2009	13,843,541	$138	$30,761	$2,949	$—	3,359,032	$(23,762)	$10,086

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	In thousands of dollars
Cash Flows from Operating Activities:
Net income (loss)	$(4,276)	$(5,815)	$7,046
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	357	500	441
Amortization	—	19	19
(Gain)/loss on disposal of assets	(3)	—	18
Bad debt expense	16	338	—
Foreign currency translation (gain) loss	(63)	115	(31)
Stock based compensation expense (reversal)	(586)	846	829
Other	(19)	(58)	—
Change in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	623	7,614	2,831
(Increase) decrease in unbilled receivables	77	(185)	81
(Increase) decrease in deferred tax asset	214	76	(2)
(Increase) decrease in other assets	279	(411)	99
Increase (decrease) in accounts payable and accrued liabilities	(461)	(1,409)	(443)
Increase (decrease) in other liabilities	(37)	(3)	—
Increase (decrease) in short-term note payable	149	—	—
(Increase) decrease in income tax receivable	815	(2,784)	—
Increase (decrease) in income taxes payable	(55)	70	(1,505)

Net cash (used in) provided by operating activities	(2,970)	(1,087)	9,383
Cash Flows From Investing Activities:
Proceeds from sale of assets	5	—	13
Capital expenditures	(97)	(126)	(884)

Net cash used in investing activities	(92)	(126)	(871)
Cash Flows From Financing Activities:
Issuance (repurchase) of common stock	(258)	(1,044)	1
Proceeds from exercise of stock options	1	—	(461)
Dividends	—	(1,163)	(4,395)
Tax effect of option exercises	(45)	(279)	(151)

Net cash used in financing activities	(302)	(2,486)	(5,006)
Effect of exchange rate changes on cash	19	58	—

Net change in cash	(3,345)	(3,641)	3,506
Cash and cash equivalents
Beginning of year	8,349	11,990	8,484

End of year	$5,004	$8,349	$11,990

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009

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

        (b)   Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain amounts from prior years have been reclassified to conform to the 2009 presentation.

        (c)   Earnings Per Share—Basic earnings (loss) per share is based on the number of weighted average shares outstanding. Diluted earnings (loss) per share includes the effect of dilutive securities such as stock options, stock warrants, and restricted stock awards expected to vest.

        The following table reconciles basic earnings (loss) per share to diluted earnings (loss) per share under the provisions of Financial Accounting Standards Board ("FASB") ASC 260-10-55, Earnings Per Share.

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	In thousands, except per share data
Year Ended December 31, 2009
Basic earnings (loss) per share	$(4,276)	10,618	$(0.40)
Effect of dilutive securities:
Options	—	—	—

Diluted earnings (loss) per share	$(4,276)	10,618	$(0.40)

Year Ended December 31, 2008
Basic earnings (loss) per share	$(5,815)	10,977	$(0.53)
Effect of dilutive securities:
Options	—	—	—

Diluted earnings (loss) per share	$(5,815)	10,977	$(0.53)

Year Ended December 31, 2007
Basic earnings (loss) per share	$7,046	10,990	$0.64
Effect of dilutive securities:
Options	—	201	(0.01)

Diluted earnings (loss) per share	$7,046	11,191	$0.63

        Total stock options and unvested restricted stock awards outstanding in 2009, 2008 and 2007 not included in the diluted earnings per share computation due to their antidilutive effects are

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

approximately 135,334, 103,679, and 26,000, respectively. Such options and warrants are excluded due to exercise prices exceeding the average market value of our common stock in 2009, 2008 and 2007.

        (d)   Liquidity—For the last several years we have worked on engagements with two divisions of the U.S. Navy, each governed by a separate contractual agreement. One of these contracts expired March 31, 2008 and the other expired April 30, 2008. For the year ended December 31, 2008 these two contracts represented approximately 44% of our revenue, and for the year ended December 31, 2007 they represented approximately 85% of our revenue. The expiration of these contacts resulted in a significant decline in revenue in 2008 and 2009, and a net loss for the year ended December 31, 2009. Our cash balance was $5,003,867 at December 31, 2009, and we expect to receive tax refunds from Federal income taxes of approximately $2.7 million during the first half of 2010. Based on our forecasts of results for 2010, we project that the cash balance plus the tax refunds should provide sufficient liquidity to meet our needs through March 31, 2011 although circumstances may change to negatively impact our forecast. In this event, we could be required to seek other sources of liquidity prior to that date. There can be no assurance that such additional liquidity would be available or available on terms acceptable to us.

        (e)   Management's Estimates and Assumptions—The presentation of financial statements in conformity with U.S. generally accepted accounting principles, or "GAAP", requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We review all significant estimates affecting the financial statements on a recurring basis and record the effect of any necessary adjustments prior to issuance of the financial statements. We consider revenue recognition, the allowance for bad debt, and the valuation allowance for deferred taxes, to be the most significant estimates.

        (f)    Advertising—We expense the costs of advertising as incurred. Advertising expense was $0.01 million for the year ended December 31, 2009, $0.05 million for the year ended December 31, 2008 and $0.1 million for the year ended December 31, 2007.

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

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

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

        (i)    Unbilled Receivables—Although fixed fee revenue recognition generally coincides with billings, as an accommodation to our client, we may structure fee billings to increase in the latter stages of a program. In such instances, revenues recognized for services provided but not yet billed are recorded as unbilled receivables.

        (j)    Deferred Revenue—We occasionally receive advance payments of a portion of our fees. Advance payments are classified as deferred revenue upon receipt and recorded as revenue when earned.

        (k)   Income Taxes—Income taxes are calculated using the asset and liability method required by ASC 740-10-25, Income Taxes. Deferred income taxes are recognized for the tax consequences resulting from timing differences by applying enacted statutory tax rates applicable to future years. These timing differences are associated with differences between the financial and the tax basis of existing assets and liabilities. Under ASC 740-10, a statutory change in tax rates will be recognized immediately in deferred taxes and income. Net deferred taxes are recorded both as a current deferred income tax asset and as other long-term liabilities based upon the classification of the related timing difference. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. All available evidence, both positive and negative, is considered when determining the need for a valuation allowance. Judgment is used in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. In accordance with ASC 740-10, evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain.

        In addition to timing differences arising from operating assets and liabilities, we also record deferred tax assets for the tax benefits of net operating losses and foreign tax credits. For United States

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

Federal tax purposes, at December 31, 2002, we had net operating loss carryovers of approximately $4.2 million. Under the limitations of Section 382 of the Internal Revenue Code, discussed below, $0.7 million was used to offset United States taxable income in 2003. In 2004, $0.2 million expired under Section 382, but an $8.1 million in United States net operating loss was generated, resulting in a balance of $11.4 million at December 31, 2004. In 2005, we used $8.1 million of the net operating loss to offset United States taxable income and used $0.2 million of the net operating loss carryforward limited under Section 382, resulting in a net operating loss carryforward balance of $3.1 million at December 31, 2005. In each of fiscal years 2006 and 2007, we used $0.2 million of the net operating loss carryforward balance, resulting in a $2.9 million balance at December 31, 2006, and a $2.8 million balance at December 31, 2007 and December 31, 2008. As of December 31, 2009, we had a $2.8 million net operating loss carryforward balance.

        In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2006 we determined that a valuation allowance was appropriate on only approximately $117,000 of the net operating loss carryforward, due to annual limitations under Section 382. Therefore, we removed $1.8 million of the valuation allowance. As of December 31, 2008, we reduced the valuation allowance by $59,000 as the result of another revaluation of this account, resulting in a $58,000 balance at year end. As of December 31, 2009, the valuation allowance is $58,000.

        Our assessment included a review of the critical assumptions affecting the ultimate realizability of this deferred tax asset. For 2009 we will be able to claim a refund of Federal income taxes paid in prior years. Generally, in order for us to be able to utilize the tax deductions that give rise to the balance of this deferred tax asset, we will need to generate adequate profits in the future. As a result, and particularly in light of our net losses in recent periods, it is management's view that the most critical assumption affecting the realizability of this deferred tax asset is the assumption that we will be able to return to sustained profitability. In order to achieve such profitability, we will need to generate additional revenue from new clients and to continue the recent success of reducing costs and operating with a lower cost structure. We believe that our 30-year history of success in delivering high quality services to our clients, our recent efforts to diversify our product and service offerings to appeal to a broader range of potential customers, and our recent success at reducing and managing costs are all positive factors in assessing the likelihood of our future profitability. Although it is impossible to predict with certainty when or if we will return to profitability, management is committed to this outcome and believes that we will be able ultimately to achieve this goal. Therefore, we have concluded as of this point in time that it is more likely than not that we will be able to utilize this deferred tax asset.

        If future analyses of the positive and negative evidence indicate that it is more likely than not that some portion or all of the net deferred tax asset will not be realized, a partial or full valuation allowance may be required, which could have a negative effect on net income in the period that it becomes more likely than not that deferred tax assets will not be realized.

        We also follow the guidance under ASC 740-10-25, which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. Under ASC 740-10-25, tax positions are initially recognized in the financial statements when it is more likely than not that the

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. ASC 740-10-25 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. In addition, ASC 740-10-25 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. An income tax penalty is recognized as expense when the tax position does not meet the minimum statutory threshold to avoid the imposition of a penalty. As of December 31, 2009, we did not have any liabilities or associated interest under ASC 740-10-25.

        (l)    Cash and Cash Equivalents—Cash equivalents consist of highly liquid investments with original maturities of three months or less.

        (m)  Accounts Receivable and Allowance for Doubtful Accounts—We record trade receivables related to billings to our clients for operations and process improvement services. Trade receivables normally have terms of 30 to 60 days. We have no interest provision for past due trade accounts receivable. Trade accounts receivable are considered past due when the amount due is still uncollected at the time the terms per the trade receivable have expired. An allowance for doubtful accounts is provided when considered necessary based on periodic evaluation of estimated collectability, nature of dispute (if any), and credit history of the client. Amounts more than 120 days past due are charged to bad debt expense. For the year ended December 31, 2009, we wrote off $16,000 in receivables which were charged to bad debt expense. In the year ended December 31, 2008, we wrote off $338,000 in receivables.

        (n)   Concentration of Credit Risk—Financial instruments that potentially subject us to concentrations of credit risk consist solely of trade receivables for which the carrying value equals fair value as determined by actual billings, offset by any applicable reserves or allowances. We encounter a certain amount of credit risk as a result of a concentration of unsecured receivables among a few significant clients. The trade receivables (in dollars and as a percentage of total receivables) from such significant customers are set forth below.

	December 31, 2009		December 31, 2008
	$ thousands	% of AR	$ thousands	% of AR
Client A	$267	31%	$85	4%
Client B	$86	10%	$—	0%
Client C	$62	7%	$192	9%
Client D	$58	7%	$314	16%

        As of December 31, 2009 and 2008, allowances assessed against trade receivables were $0.01 million.

        As of December 31, 2009, we had cash balances in demand deposit accounts with one large U.S. bank and one European bank in excess of the insured amounts. In total, the amount on deposit in our accounts with these banks was $0.9 million, of which $0.3 million was in excess of the amounts insured under FDIC insurance or the temporary Transaction Account Guarantee Program. Short term working capital in excess of operating needs is invested in a short term money market fund which invests in U.S. government securities sponsored by one of the U.S. banks referenced above. The amounts

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

invested in this money market fund totaled $4.1 million at December 31, 2009. The funds in the money market fund are not guaranteed or insured.

        (o)   Foreign Currency Translation—Our reporting and functional currency is the United States dollar. Monetary assets such as cash in other currencies are remeasured at the period end exchange rate. Accounts receivable and accounts payable are translated based on the rate at the time the transaction is recorded. Revenue and expense transactions are measured at the average exchange rate for the period. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. We recorded a $20,000 remeasurement gain, a $58,000 remeasurement gain, and a $244 remeasurement loss for the years ending December 31, 2009, 2008, and 2007, respectively. There is no translation adjustment to the separate component of stockholders' equity or adjustment to comprehensive income.

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

        (q)   Stock Based Compensation—We grant performance share awards, restricted stock and incentive and non-qualified stock options to certain of our directors, officers, and employees. We have reserved 2,000,000 shares of common stock for issuance under our stock and incentive plans, of which 886,666 remain authorized and available for grant.

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

        (r)   Recent Accounting Pronouncements—On January 1, 2008, we adopted ASC 820, Fair Value Measurements and Disclosures, except for nonfinancial assets and nonfinancial liabilities. The objective of ASC 820 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The adoption of this statement did not have a material effect on our reported financial position or

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

results of operations. On January 1, 2009 we adopted ASC 820 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this additional provision of this statement did not have a material effect on our reported financial position or results of operations.

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

        In May 2009, we adopted ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of ASC 855 had no impact on the financial statements.

        Effective July 1, 2009, we adopted ASC 105, Generally Accepted Accounting Principles. ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification. The Codification does not change or alter existing GAAP, therefore, the adoption of ASC 105 did not have a material impact on our condensed consolidated financial statements.

        In October 2009, the FASB issued Accounting Standard Update No. 2009-13 on Topic 605, Revenue Recognition—Multiple Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force. The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. This Update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this Update establish a selling price hierarchy

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in this Update also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This Update is effective for fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact, if any, that this new accounting update may have on our consolidated financial statements.

Note 2 Liquidity and Financing Agreements

        For several years prior to May 2008, a majority of our revenue and cash flow from operations was derived from engagements with two divisions of the U.S. Navy, each governed by a separate contractual agreement. One of these contracts expired March 31, 2008 and the other expired April 30, 2008. For the year ended December 31, 2008 these two contracts represented approximately 44% of our revenue, and for the year ended December 31, 2007 they represented approximately 85% of our revenue. The expiration of these contacts resulted in a significant decline in revenue in 2008 and 2009, and a net loss for the year ended December 31, 2009.

        Our cash balance was $5,003,867 at December 31, 2009, and we expect to receive tax refunds from Federal income taxes of approximately $2.7 million during the first half of 2010. Based on our forecast of results for 2010, we project that the cash balance plus the tax refunds should provide sufficient liquidity to meet our needs through March 31, 2011, although circumstances may change to negatively impact our forecast. In this event, we could be required to seek other sources of liquidity during this period. There can be no assurance that such additional liquidity would be available, or available on terms acceptable to us.

        On December 15, 2006, we entered into a credit agreement with JPMorgan Chase Bank, N.A. This credit agreement formed the basis of a $5.5 million revolving line of credit which matured on March 31, 2009. Interest on the outstanding amount under the credit facility was payable either quarterly or at the end of the applicable LIBOR interest period elected by the Company, at a rate equal to, at our option, either (i) the bank's prime rate then currently in effect minus 1.5% or (ii) the LIBOR rate plus 1.25%. Our obligations under the credit facility were secured by a security interest in our accounts and related collateral as well as a security interest in our equity ownership of all subsidiaries. We did not request an extension of our line of credit when it expired on March 31, 2009. All liens on our assets were released upon expiration of the credit agreement. As of December 31, 2009, we had a note payable of $149,000 for insurance premiums for 2010.

        Total interest expense for 2009 was $3,000, for fees related to our credit facility. Total interest expense for 2008 was $8,000, comprised of $14,000 for fees related to our credit facility, $(13,000) for the write off of excess interest on tax penalties related to the review of our historical stock option granting procedures and $7,000 for interest on Federal and state tax.

        Total interest expense for 2007 was $27,000, comprised of $14,000 for fees related to our credit facility and $13,000 for interest on tax penalties related to the review of our historical stock option granting procedures.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 (Continued)

Note 3 Property and Equipment

	December 31,
	2009	2008
	In thousands of dollars
Equipment	$864	$1,044
Furniture and fixtures	541	541
Leasehold improvements	990	990
Computer software	333	446

	2,728	3,021
Less accumulated depreciation and amortization	(2,110)	(2,140)

	$618	$881

        During the year ended December 31, 2009, we identified approximately $381,000 in fixed assets with related accumulated depreciation of approximately $379,000, which were no longer utilized. We recorded a loss of approximately $2,000 upon disposal of these assets.

Note 4 Accounts Payable and Accrued Liabilities

	December 31,
	2009	2008
	In thousands of dollars
Accounts payable trade	$462	$571
Accrued travel	61	133
Other accrued liabilities	202	188

	$725	$892

Note 5 Accrued Wages and Benefits

	December 31,
	2009	2008
	In thousands of dollars
Accrued salaries and benefits	$478	$410
Accrued bonuses and sales commissions	—	330

	$478	$740

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 (Continued)

Note 6 Note Payable

	December 31,
	2009	2008
	In thousands of dollars
Note payable	$149	—

	$149	—

Note 7 Other Income

        Other income for the year ended December 31, 2009 included the collection of a bad debt written off in 2008 of $0.2 million. We also received credits for audit adjustments on insurance premiums of $0.1 million. We also received payment of $0.06 million from the liquidation of a former subsidiary in Europe. There was no other income for the year ended December 31, 2008 and 2007.

Note 8 Income Taxes

        The domestic and foreign source components of income (loss) from continuing operations before taxes are as follows:

	Years Ended December 31,
	2009	2008	2007
	In thousands of dollars
Domestic sources	$(7,697)	$(8,670)	$11,389
Foreign sources	802	405	(331)

	$(6,895)	$(8,265)	$11,058

        The reconciliation of income tax from continuing operations computed at the United States federal statutory tax rate to our effective income tax rate is as follows:

	Years Ended December 31,
	2009	2008	2007
	In thousands of dollars
Income taxes at statutory rate	$(2,344)	$(2,808)	$3,747
Effect on taxes resulting from:
State taxes	(219)	81	247
Utilization of federal and foreign net operating losses, less benefit received		—	—
AMT credit adjustment	(30)	30	—
Change in valuation allowance	—	(59)	—
Non-deductible compensation and other	(26)	306	18

Income tax expense (benefit)	$(2,619)	$(2,450)	$4,012

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 (Continued)

Note 8 Income Taxes (Continued)

        Federal, state and foreign income tax expense (benefit) from continuing operations consists of the following:

	Years Ended December 31,
	2009	2008	2007
	In thousands of dollars
Current tax expense (benefit):
Federal	$(2,500)	$(2,734)	$3,477
State	(358)	131	383

	$(2,858)	$(2,603)	$3,860

Deferred tax expense (benefit):
Federal	209	161	160
State	30	(8)	(8)

	239	153	152

	$(2,619)	$(2,450)	$4,012

        Significant components of our net deferred tax assets (liabilities) for federal and state income taxes are as follows:

	December 31,
	2009	2008
	In thousands of dollars
Deferred tax assets:
Current:
Accrued expenses	$106	$362
Allowance for doubtful accounts	2	120
Net operating loss carryforward	7	—
Valuation allowance	(4)	(16)

Net current deferred tax asset	111	466
Non-current:
Depreciation	(20)	(9)
Deferred rent	43	—
Minimum tax credit carryforward	197	—
Net operating loss carryforward	1,300	1,124
Deferred compensation	5	257
Valuation allowance	(54)	(42)

Net non-current deferred tax asset	1,471	1,330

Total deferred tax assets	1,582	1,796

Net deferred tax asset	$1,582	$1,796

        At December 31, 2009, we had $2.8 million of United States federal net operating loss carryforwards. These carryforwards are subject to a $0.2 million Section 382 annual limitation expiring

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 (Continued)

Note 8 Income Taxes (Continued)

2022. At December 31, 2009, we had approximately $6.1 million of state net operating loss carryforwards, expiring at various times.

        From 2001 to 2005, we had provided a valuation allowance for the full amount of the net deferred tax assets. During 2006, however, we determined that a valuation allowance was only appropriate on approximately $117,000 of the net operating loss carryforwards, due to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and therefore, we removed $1.8 million of the valuation allowance. During 2008, we removed approximately $59,000 of the valuation allowance. As of December 31, 2009, we had approximately $58,000 of the valuation allowance. These carryforwards are subject to a $0.2 million Section 382 annual limitation expiring 2022. We continue to provide a valuation allowance of approximately $58,000 against our net deferred tax assets against net operating loss carryforwards subject to annual limitation under Section 382. While the factors listed above were considered in assessing the sufficiency of a valuation allowance, there is no assurance an adjustment to the valuation allowance would not need to be made in the future if information about future years change. Any change in the valuation allowance would impact our income tax provision and net income in the period in which such a determination is made.

Note 9 Income Taxes

        We adopted the provisions of ASC 740 related to accounting for uncertain tax positions on January 1, 2007. As a result of the implementation of ASC 740, we recognized a $40,000 increase in the liability for unrecognized tax benefits, which was recorded as a reduction of retained earnings in our Consolidated Balance Sheets at January 1, 2007. The liability for unrecognized tax benefits was subsequently realized and paid upon settlement with the IRS during a routine audit, and therefore, we have not recorded any liability for uncertain tax provisions. We see no significant changes to the facts and circumstances underlying ours reserves and allowances.

        We recognize deductible interest accrued related to tax penalties as interest expense in our Consolidated Statements of Operations and we recognize non-deductible accrued interest and penalties as income tax expense in our Consolidated Statements of Operations. During 2009, we had $100 in non-deductible penalties and interest.

        We are subject to the statutes of limitations for federal and state income taxes in the states in which we perform our services.

Note 10 Employee Benefit Plans

        We sponsor a 401(k) retirement plan. We may match a portion of the participants' contributions or make profit-sharing contributions. Participants vest in our contributions ratably over five years and may join when hired. Matching contributions were $49,000, $587,000 and $958,000 for the years ending December 31, 2009, 2008, and 2007, respectively. We made no profit sharing contributions in any of these years.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 (Continued)

Note 11 Commitments and Contingencies

Operating lease commitments

        We lease office space and various types of office equipment under non-cancelable operating leases. Rent expense related to these operating leases totaled $0.7 million in 2009, $1.0 million in 2008, and $1.1 million for 2007.

        In June 2006, we entered into a lease agreement for our current office space in Irving, Texas. The lease agreement became effective September 1, 2006, and expires on March 31, 2012. Minimum lease payments required under non-cancelable operating lease arrangements, including office leases, subsequent to December 31, 2008, are as follows:

Operating Leases
In thousands of dollars
2010	$767
2011	613
2012	138
Thereafter	—

Total minimum lease payments	$1,518

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

Note 12 Segment, Geographical and Major Customer Information

Segment and Geographical Information

        We provide services within one industry segment. During 2007, we conducted business primarily in North America, and had limited operations in Europe and Asia/Pacific. During 2009 and 2008, we continued to conduct business primarily in North America, but we increased our business in Europe

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 (Continued)

Note 12 Segment, Geographical and Major Customer Information (Continued)

and had one client in South America. The geographical revenue and long-lived asset information is shown below:

	North America	South America	Europe	Asia/Pacific	Total
	In thousands
Year ended December 31, 2009:
Revenue	$6,578	$17	$2,958	—	$9,553
Income/(loss) from continuing operations before income taxes	$(7,697)	$17	$785	—	$(6,895)
Long-lived assets	$618	—	—	—	$681
Year ended December 31, 2008:
Revenue	$20,860	$573	$3,688	—	$25,121
Income/(loss) from continuing operations before income taxes	$(6,220)	$115	$290	—	$(5,815)
Long-lived assets	$881	—	—	—	$881
Year ended December 31, 2007:
Revenue	$55,397	—	$448	$24	$55,869
Income/(loss) from continuing operations before income taxes	$11,389		$(191)	$(140)	$11,058
Long-lived assets	$1,254	—	—	—	$1,254

Major Customer Information

        During 2009, one client accounted for approximately $1.8 million, or 27%, of North America revenues and another client accounted for approximately $1.4 million, or 22%, of North America revenues. A third client accounted for approximately $1.0 million, or 15%, of North America revenues. One client accounted for approximately $2.3 million, or 76%, of Europe revenues and another client accounted for approximately $0.3 million, or 11%, of Europe revenues. One client accounted for approximately $0.02 million, or 100%, of South America revenues.

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

        There were no other clients from whom revenue exceeded 10% of any one geographical region's revenues in the years ended December 31, 2009, 2008, and 2007.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 (Continued)

Note 12 Segment, Geographical and Major Customer Information (Continued)

        Our two largest clients in the years ended December 31, 2008 and 2007 were two divisions of the U.S. Navy, and our engagements with these clients were governed by two separate contracts. One of these contracts expired March 31, 2008 and the other expired April 30, 2008. For 2008 these contracts together accounted for $11.1 million in revenue. Due in significant part to the expiration of these contracts, our inability to promptly generate new client engagements sufficient to replace the lost revenue, and our inability to reduce our fixed costs by a proportional amount, we incurred a net loss of $4.3 million for the year ended December 31, 2009 and $5.8 million for the year ended December 31, 2008. If we are unable in 2010 to generate new client engagements that are sufficient to offset a substantial part of this lost revenue, it is probable that we will incur a loss in 2010 as well.

Note 13 Related Party Transactions

        None

Note 14 Stock Based Awards

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

        On March 1, 2008, the Compensation Committee granted Michael McGrath, the Company's newly appointed Executive Chairman, an initial award of 100,000 restricted shares of the Company's common stock which vested upon the date of grant, and a performance share award entitling Mr. McGrath to receive up to 350,000 shares of the Company's common stock if certain conditions related to the

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 (Continued)

Note 14 Stock Based Awards (Continued)

Company's profitability are satisfied. The initial restricted share award was granted pursuant to the 2005 Omnibus Plan. The performance share award was granted pursuant to the 2008 Omnibus Plan.

        In December 2009, we determined that the Company would not achieve the annual profit goal for 2009 that was required for Mr. McGrath's performance share award to vest with respect to 2009. It was also determined to be highly unlikely that the Company will meet the minimum profitability target required in 2010 for the "catch up" provision of Mr. McGrath's performance share award to be effective. Since we determined that the "catch up" performance targets were unlikely to be achieved in 2010, the previously recognized compensation cost for Mr. McGrath for 2008 and 2009 was reversed in December 2009. Subsequent to year end on March 9, 2010 and with the consent of Mr. McGrath, the Compensation and Corporate Governance Committee of our Board of Directors cancelled all of Mr. McGrath's performance share award granted in 2008.

        On March 10, 2008, the Compensation Committee granted Earle Steinberg, the Company's newly appointed President and Chief Executive Officer, an initial award of 50,000 restricted shares of the Company's common stock which vested on March 10, 2009, the one year anniversary of their grant, and a performance share award entitling Mr. Steinberg to receive up to 380,000 shares of the Company's common stock if certain conditions related to the Company's profitability are satisfied. The initial restricted share award was granted pursuant to the 2005 Omnibus Plan. The performance share award was granted pursuant to the 2008 Omnibus Plan.

        Effective December 21, 2009, Earle Steinberg was removed by the Board of Directors from his role as CEO and President. His employment agreement provided for payment of his salary for six months following separation, under certain circumstances. This amount of potential liability was accrued at December 31, 2009. We ceased payments to Mr. Steinberg as of February 1, 2010 and have disputed our continuing liability for future payments under the employment agreement. He is no longer eligible for any outstanding performance stock awards as of December 21, 2009. Thus, all accrued stock based compensation cost for 2008 and 2009 was reversed in December 2009 and all of the performance share awards were cancelled.

        Effective October 1, 2005, we adopted the fair value recognition provisions of ASC 718, Stock Compensation using the modified prospective application method. The expected lives of stock options and grants are estimated using the term of the awards granted and historical experience. The expected lives of the restricted stock awards are based on the anticipated time to maturity of the individual awards, typically between one and five years. This information is summarized as follows:

	2009	2008	2007
Dividend yield	114%	0%	4%
Expected volatility	74%	74%	68%
Risk free interest rate	2.5%	3.4%	5%
Expected life (years)	5	5	5

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

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 (Continued)

Note 14 Stock Based Awards (Continued)

when the targets for annual performance are determined and approved by the Company's Board of Directors.

        A summary of the status of our stock options to employees as of December 31, 2009, 2008, and 2007 and changes in the years then ended is presented below.

	2009		2008		2007
Common Option Shares	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	46,825	$6.70	267,149	$7.85	356,248	$9.12
Adjustments			—	—	(4,316)	77.52
Exercised			—	—	(6,488)	9.28
Forfeited	(32,825)	5.4	(220,324)	8.10	(78,295)	9.67

Outstanding at end of year	14,000	9.72	46,825	6.70	267,149	$7.85

Options exercisable at year-end	14,000	$9.72	46,825	$6.70	267,149	$7.85

Weighted average grant-date fair value of options granted		$—		$—		$—

        The following table summarizes information about stock options outstanding at December 31, 2009.

		Options Outstanding and Exercisable
	Common Options
		Weighted Average Remaining Contractual Life (Years)
Exercise Price	Outstanding and Exercisable		Weighted Average Exercise Price
$0.52-6.47	1,200	1.09	$2.66
10.13-10.38	12,000	0.14	10.33
10.53-11.22	800	0.07	11.05

$0.52-11.22	14,000	0.21	$9.72

        Due to the decline in stock price during 2009, the intrinsic value was approximately $150 for stock options outstanding and exercisable as of December 31, 2009 that had an exercise price exceeding the closing stock price on December 31, 2009, compared to $500 for stock options outstanding and exercisable as of December 31, 2008. There were no stock options exercised during 2009 and 2008.

        We had no outstanding non-vested options during 2009, 2008 or 2007.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 (Continued)

Note 14 Stock Based Awards (Continued)

        Stock based compensation expense for the years ended December 31, 2009, 2008 and 2007 was $(0.6) million, $1.1 million, and $0.8 million respectively. The restricted stock awards are summarized below:

	2009			2008			2007
Restricted Stock Awards	Shares	Weighted Average Exercise Price	Intrinsic value	Shares	Weighted Average Exercise Price	Intrinsic value	Shares	Weighted Average Exercise Price	Intrinsic value
Outstanding grants at beginning of year	780,000	$0.00	$374,400	530,000	$0.00	$4,155,200	700,000	$0.00	$9,688,000
Awards Granted	—	$—	$—	880,000	$0.00	$2,906,200	30,000	$0.00	$334,400
Vested	(50,000)	$0.00	$(28,500)	(200,000)	$0.00	$576,000	(133,334)	$0.00	$1,168,006
Forfeited	(608,666)	$0.00	$(369,773)	(430,000)	$0.00	$1,012,601	(66,666)	$0.00	$703,993

Outstanding grants at year end	121,334	$0.00	$75,227	780,000	$0.00	$397,800	530,000	$0.00	4,928,573

Restricted stock exercisable at year end	—	$—		—	$—		—	$—
Weighted average grant-date fair value of restricted stock granted		$0.63			$1.34			$10.54
Weighted average life of outstanding awards (years)		8.17			8.80			5.23

        Of the 200,000 shares of restricted stock awards that vested during 2008, 26,450 shares were withheld in satisfaction of tax requirements.

        At December 31, 2009 there was approximately $0.08 million of stock based compensation costs related to nonvested restricted stock awards to be recognized over an average vesting period of 2 years.

        Tax benefit for options and stock awards exercised was $45,000, $279,000 and $151,000 for the years ended December 31, 2009, 2008 and 2007.

Stock Appreciation Rights

        There were no Stock Appreciation Rights activities during 2009, 2008 and 2007.

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

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 (Continued)

Note 15 Supplemental Disclosure of Cash Flow Information

	Years Ended December 31,
	2009	2008	2007
	In thousands of dollars
Interest paid	$3	$14	$15
Income taxes paid	$40	$1,131	$4,501
Other non-cash financing activities:
Dividends declared	$0	$0	$4,445

Note 16 Subsequent Events

        Management has evaluated subsequent events through March 30, 2010 which is the date that the Company's financial statements were issued. No material subsequent events have occurred since December 31, 2009 that required recognition or disclosure in these financial statements.

Note 17 Valuation and Qualifying Accounts

        The following table summarizes the activity of the allowance for doubtful accounts and the deferred tax asset valuation allowance:

	Year Ended December 31,
	2009	2008	2007
	In thousands of dollars
Allowance for doubtful accounts:
Beginning balance	$11	$45	$45
Additions to expense		345	—
Reductions of allowance	(6)	(379)

Ending balance	$5	$11	$45

Deferred tax asset valuation allowance:
Beginning balance	$58	$117	$117
Additions to valuation allowance	—		—
Reductions of valuation allowance	—	(59)	—

Ending balance	$58	$58	$117

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 (Continued)

Note 18 Selected Quarterly Financial Data (Unaudited)

	2009
	For the Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	In thousands, except per share data
Revenue	$3,288	$2,619	$2,098	$1,547
Gross profit	1,442	886	712	355
Operating income (loss)	(1,920)	(2,264)	(1,883)	(1,254)
Net income (loss)	$(1,225)	$(1,354)	$(1,581)	$(1,163)
Earnings (loss) per share
Basic	$(0.11)	$(0.13)	$(0.10)	$(0.06)
Diluted	$(0.11)	$(0.13)	$(0.10)	$(0.06)
Weighted average shares
Basic	10,678	10,667	10,614	10,511
Diluted	10,678	10,667	10,614	10,511

	2008
	For the Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	In thousands, except per share data
Revenue	$12,438	$5,378	$3,832	$3,474
Gross profit	5,993	1,980	1,094	995
Operating income (loss)	463	(3,016)	(3,271)	(2,736)
Net income (loss)	$366	$(1,893)	$(2,285)	$(2,003)
Earnings (loss) per share
Basic	$0.03	$(0.17)	$(0.21)	$(0.19)
Diluted	$0.03	$(0.17)	$(0.21)	$(0.19)
Weighted average shares
Basic	11,073	11,076	10,973	10,787
Diluted	11,320	11,076	10,973	10,787