Form 10-Q
period 2010-03-31
THOMAS GROUP INC
filed 2010-05-14
CIK 900017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of May 14, 2010, there were 10,607,765 shares of the registrant’s common stock outstanding.

THOMAS GROUP, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1—Financial Statements

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2010	December 31, 2009

ASSETS
Current Assets
Cash and cash equivalents	$3,373	$5,004
Trade accounts receivable, net of allowance of $0 and $5 at March 31, 2010 and December 31, 2009, respectively	1,112	849
Unbilled receivables	307	378
Deferred tax asset, current, net of allowance of $119 and $4 at March 31, 2010 and December 31, 2009, respectively	—	111
Income tax receivable	2,821	2,835
Other current assets	245	281
Total Current Assets	7,858	9,458
Property and equipment, net of accumulated depreciation of $2,176 and $2,110 at March 31, 2010 and December 31, 2009, respectively	552	618
Deferred tax asset, net of allowance of $1,987 and $54 at March 31, 2010 and December 31, 2009, respectively	—	1,471
Other assets	31	31
	$8,441	$11,578
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$502	$725
Accrued wages and benefits	434	478
Income taxes payable	12	14
Note payable	89	149
Total Current Liabilities	1,037	1,366
Other long-term obligations	101	126
Total Liabilities	1,138	1,492
Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 13,843,541 and 13,843,541 shares issued and 10,607,765 and 10,484,509 shares outstanding at March 31, 2010 and December 31, 2009, respectively	138	138
Additional paid-in capital	29,848	30,761
Retained earnings	44	2,949
Treasury stock, 3,235,776 and 3,359,032 shares at March 31, 2010 and December 31, 2009, respectively, at cost	(22,727)	(23,762)
Total Stockholders’ Equity	7,303	10,086
	$8,441	$11,578

See accompanying notes to condensed consolidated financial statements

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Consulting revenue before reimbursements	$1,519	$2,920
Reimbursements	132	368
Total revenue	1,651	3,288
Cost of sales before reimbursable expenses	1,015	1,478
Reimbursable expenses	132	368
Total cost of sales	1,147	1,846
Gross profit	504	1,442
Selling, general and administrative	1,976	3,362
Operating loss	(1,472)	(1,920)
Interest income, net of expense	(1)	4
Other income	162	6
Loss from operations before income taxes	(1,311)	(1,910)
Income tax (expense) benefit	(1,594)	685
Net loss	$(2,905)	$(1,225)

Loss per share:
Basic:	$(0.28)	$(0.11)
Diluted:	$(0.28)	$(0.11)

Weighted average shares:
Basic	10,463	10,678
Diluted	10,463	10,678

See accompanying notes to condensed consolidated financial statements.

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(2,905)	$(1,225)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	66	90
Foreign currency translation (gain) loss	8	(35)
Stock based compensation expense	140	57
Bad debt expense (recovery)	(5)	(5)
Deferred tax expense (benefit)	1,582	(134)
Other	9	31
Change in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(266)	(150)
(Increase) decrease in unbilled receivables	72	71
(Increase) decrease in income tax receivable	13	328
(Increase) decrease in other assets	36	80
Increase (decrease) in accounts payable and accrued liabilities	(282)	(230)
Increase (decrease) in note payable	(60)	—
Increase (decrease) in other liabilities	(9)	(9)
Increase (decrease) in income taxes payable	(3)	27
Net cash used in operating activities	(1,604)	(1,104)

Cash Flows From Financing Activities:
Purchase of stock	(18)	(52)
Issuance of common stock	—	1
Tax effect of option exercises	—	(45)
Net cash used in financing activities	(18)	(96)

Effect of exchange rate changes on cash	(9)	(31)

Net change in cash	(1,631)	(1,231)

Cash and cash equivalents
Beginning of period	5,004	8,349
End of period	$3,373	$7,118

See accompanying notes to condensed consolidated financial statements.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation—The unaudited condensed consolidated financial statements of Thomas Group, Inc. include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly our results of operations for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10-K for the 2009 fiscal year, filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results of operations for the entire year ending December 31, 2010.

2.             Liquidity— Our cash balance was $3,373,000 at March 31, 2010. We expect to receive Federal income tax refunds in the first half of 2010 of approximately $2.7 million. Our available liquidity is limited to our existing working capital, the proceeds from our anticipated tax refund, and cash flow that we will be able to generate from operations in 2010. We currently believe we have sufficient liquidity to sustain our operations at least through March 31, 2011. If circumstances change, we could be required to seek other sources of liquidity during 2010. There can be no assurance that such additional liquidity would be available, or available on terms acceptable to us.

3.             Earnings Per Share—Basic loss per share is based on the number of weighted average shares outstanding. Diluted loss per share includes the effect of dilutive securities such as stock options, stock warrants, and restricted stock awards expected to vest. The following table reconciles basic loss per share to diluted loss per share under the provisions of ASC 260, Earnings Per Share.

	Three Months Ended March 31,
	2010	2009
	In thousands, except per share data
Numerator:
Net loss	$(2,905)	$(1,225)
Denominator:
Weighted average shares outstanding:
Basic	10,463	10,678
Effect of dilutive securities:
Common stock options	1	46
Restricted stock awards expected to vest	450	409
Diluted	10,914	11,133
Loss per share:
Basic	$(0.28)	$(0.11)
Diluted	$(0.28)	$(0.11)

Diluted loss per share is the same as basic loss per share for the three month period ended March 31, 2010 because the effect of outstanding options and unvested restricted stock would have been antidilutive due to the net loss.

Stock options and unvested restricted stock awards outstanding that are not included in the diluted loss per share computation due to the antidilutive effects were approximately 450,950 for the three month period ended March 31, 2010, and 454,510 for the three month period ended March 31, 2009.

We have not issued any stock options since January 2003.

4.             Options and Restricted Stock Awards —Options to purchase shares of our common stock have been granted to directors, officers and employees. The majority of the options granted become exercisable at the rate of 33% per year and generally expire ten years after the date of grant. At March 31, 2010, options to purchase 950 shares of our common stock were outstanding and exercisable.

Since the adoption of our 2005 Omnibus Stock and Incentive Plan (the “2005 Omnibus Plan”), we have granted our employees restricted stock awards representing 880,000 shares of our common stock pursuant to that plan. The 880,000 shares covered by such awards have either vested or been forfeited by the award holders according to the terms of the respective awards. As

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of March 31, 2010, no awards remained outstanding and subject to restrictions. At March 31, 2010, 616,666 shares remain authorized and available for grant under the 2005 Omnibus Plan. The 2005 Omnibus Plan will terminate on December 20, 2015.

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

On March 1, 2008, the Compensation Committee granted Michael McGrath, our newly appointed Executive Chairman, an initial award of 100,000 restricted shares of our common stock which vested upon the date of grant, and a performance share award entitling Mr. McGrath to receive up to 350,000 shares of our common stock if certain conditions related to the  profitability are satisfied. The initial restricted share award was granted pursuant to the 2005 Omnibus Plan. The performance share award was granted pursuant to the 2008 Omnibus Plan.

In December 2009, we determined that we would not achieve the annual profit goal for 2009 that was required for Mr. McGrath’s performance share award to vest with respect to 2009. It was also determined to be highly unlikely that we will meet the minimum profitability target required in 2010 for the “catch up” provision of Mr. McGrath’s performance share award to be effective. Since we determined that the “catch up” performance targets were unlikely to be achieved in 2010, the previously recognized compensation cost for Mr. McGrath for 2008 and 2009 was reversed in December 2009. On March 9, 2010, with the consent of Mr. McGrath, the Compensation and Corporate Governance Committee of our Board of Directors cancelled all of Mr. McGrath’s performance share award granted in 2008.

On March 9, 2010, an award entitling Mr. McGrath to receive up to an aggregate of 600,000 shares of restricted stock was granted to Mr. McGrath with vesting of 150,000 shares at the end of each calendar quarter, contingent upon his being employed by the company at the end of such calendar quarter. On March 31, 2010, the first 150,000 shares vested and were issued to Mr. McGrath.

On March 10, 2008, the Compensation Committee granted Earle Steinberg, our former President and Chief Executive Officer, an initial award of 50,000 restricted shares of our common stock which vested on March 10, 2009, the one year anniversary of their grant, and a performance share award entitling Mr. Steinberg to receive up to 380,000 shares of our common stock if certain conditions related to the Company’s profitability are satisfied. The initial restricted share award was granted pursuant to the 2005 Omnibus Plan. The performance share award was granted pursuant to the 2008 Omnibus Plan.

Effective December 21, 2009, Earle Steinberg was removed by the Board of Directors from his role as CEO and President. His employment agreement provided for payment of his salary for six months following separation, under certain circumstances. This amount of potential liability was accrued at December 31, 2009. We ceased payments to Mr. Steinberg as of February 1, 2010 and have disputed our continuing liability for future payments under the employment agreement. He is no longer eligible for any outstanding performance stock awards as of December 21, 2009. Thus, all accrued stock based compensation cost for 2008 and 2009 was reversed in December 2009.

The restricted share awards were valued on the date of grant using the closing price of our common stock on the Nasdaq Capital Market on that date. Compensation expense is recognized over the applicable period of service.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.             Significant Clients—We had four clients who each accounted for more than 10% of our revenue in the three month period ended March 31, 2010. One of those clients and two other clients each accounted for more than 10% of our revenue in the three month period ended March 31, 2009.

	Three Months Ended March 31,
	2010	2009
	Revenue ($ thousands)

Client A	$461	$384
Client B	$332	$—
Client C	$216	$—
Client D	$186	$34
Client E	$—	$1,109
Client F	$—	$679

	Three Months Ended March 31,
	2010	2009
	% of Revenue

Client A	28%	12%
Client B	20%	0%
Client C	13%	0%
Client D	11%	1%
Client E	0%	34%
Client F	0%	21%

There were no other clients from whom revenue exceeded 10% of total revenue in the three month period ended March 31, 2010 and 2009, respectively.

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

	March 31, 2010		December 31, 2009
	$ thousands	% of AR	$ thousands	% of AR

Client A	$149	13%	$267	31%
Client B	$108	10%	$—	0%
Client C	$216	19%	$2	0%
Client D	$186	17%	$—	0%
Client E	$—	0%	$58	7%
Client F	$—	0%	$62	7%

7.             Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2010	2009
	In thousands of dollars
Interest paid	$1	$3
Taxes paid	$3	$3

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.             Geographical Data—We provide services within one industry segment and conduct our business primarily in North America and Europe with only occasional activities elsewhere. Information regarding these areas follows:

	Three Months Ended March 31,
	2010	2009
	In thousands of dollars
Revenue:
North America	$1,319	$1,920
South America	—	17
Europe	332	1,351
Total revenue	$1,651	$3,288
Gross profit:
North America	$401	$635
South America	—	17
Europe	103	790
Total gross profit	$504	$1,442

	March 31, 2010	December 31, 2009
	In thousands of dollars
Long-lived assets:
North America	$552	$618
Total	$552	$618

9.             Property and Equipment

	March 31, 2010	December 31, 2009
	In thousands of dollars
Equipment	$864	$864
Furniture and fixtures	541	541
Leasehold improvements	990	990
Computer software	333	333
	2,728	2,728
Less accumulated depreciation and amortization	(2,176)	(2,110)
	$552	$618

There were no investments in property and equipment during the three month period ended March 31, 2010.

10.           Stockholders’ Equity

On March 9, 2010, an award entitling Mr. McGrath to receive up to an aggregate of 600,000 shares of restricted stock was granted to Mr. McGrath with vesting of 150,000 shares at the end of each calendar quarter, contingent upon his being employed by the company at the end of such calendar quarter. On March 31, 2010, the first 150,000 shares vested and were issued to Mr. McGrath. These shares were issued from treasury stock at a historical average cost of $7.02 per share. This led to a decrease in our treasury stock and additional paid-in capital of $1.1 million.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Options

A summary of the status of our stock options issued to employees for the three month period ended March 31, 2010 is presented below. As of March 31, 2010, there were no unvested stock options or remaining stock-based compensation costs related to outstanding stock options.

Common Option Shares	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	14,000	$9.72
Granted	—
Exercised	—
Expired	(13,050)	$10.19
Outstanding at March 31, 2010	950	$3.23
Options exercisable at March 31, 2010	950	$3.23
Weighted average life of outstanding options (years)		0.77

Restricted Stock

A summary of the restricted stock award activity for the three month period ended March 31, 2010 is presented below.

Restricted Stock	Shares

Outstanding award grants at January 1, 2010 (1)	121,334
Awards granted	600,000
Awards cancelled	(121,334)
Vested (1)	(150,000)
Outstanding grants at March 31, 2010	450,000
Authorized awards to be granted in future years	—
Authorized awards at March 31, 2010	450,000 (2)

(1)                              Authorized awards are future rights to shares, usually subject to conditions. Grants are authorized awards for which there is a mutual understanding of the key terms and conditions applicable to the award. Vested shares are shares on which all restrictions have lapsed under the terms of the award and that have been issued to the holder and constitute outstanding common stock. A holder of vested shares has all rights, powers and privileges of a holder of unrestricted shares of our common stock.

(2)                              Authorized awards of 600,000 shares consisting of fully restricted shares were approved and granted to Mr. McGrath on March 9, 2010. Of the 600,000 shares, 150,000 shares vested on March 31, 2010.

At March 31, 2010 there was approximately $295,000 of stock based compensation costs related to unvested restricted stock awards to be recognized over the performance period of the remainder of 2010. For 2010 these awards were valued at $0.75 per share.

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

Income tax expense of $1.6 million for the three month period ended March 31, 2010 reflected an effective tax rate of 97%, compared to income tax benefit of $0.7 million, or an effective tax rate of 21%, for the three month period ended March 31, 2009. Our 2009 tax losses are available for carryback for Federal tax purposes and we expect to receive refunds of taxes paid in prior years. In the first quarter of 2010, our cumulative losses began to exceed our cumulative earnings. Additionally, we are not currently profitable and we determined that as of March 31, 2010 it was no longer probable that we will recover our deferred tax asset. Thus, we established a valuation allowance to completely offset the deferred tax asset. The combined tax effect was to cause a deferred income

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

tax expense for the quarter of $1.6 million. Until we can demonstrate that we have returned to profitability, we will not be able to book a deferred income tax asset resulting from losses incurred in each period. This will have the effect of increasing the net loss as well as the loss per share compared to prior quarters.

We had no ASC 740 liabilities as of March 31, 2010 or December 31, 2009.

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

For the three month period ended March 31, 2009, we had no borrowings or repayments on that credit facility.

As of March 31, 2010, we had a note payable of $89,000 for insurance premiums for  2010.

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

During the first quarter of 2008, we established a written plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, which provided for the purchase of our common stock in support of our announced share repurchase program. During the first quarter of 2010, we repurchased 26,744 shares for a total of $17,737, or an average of $0.66 per share including commissions and fees.

As of January 31, 2010, we completed the authorized repurchase of 805,450 shares under the plan at a total cost of $1,259,640, or $1.56 per share, including commissions and fees. At this time we have no plans for additional stock repurchases.

14.           Recently Adopted Accounting Pronouncements— In February 2010, the FASB issued ASU No. 2010-09, which updates the guidance in ASC 855, Subsequent Events. This amendment eliminated the requirement for companies that file with the United States Securities and Exchange Commission to indicate the date through which they have analyzed subsequent events. This amendment was effective upon issuance date of February 24, 2010. The adoption of ASU No. 2010-09 had no impact on our financial statements.

15.           Recently Issued Accounting Pronouncements— In October 2009, the FASB issued ASU No. 2009-13 on ASC 605, Revenue Recognition— Multiple Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force. The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. This Update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this Update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in this Update also will replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This Update is effective for fiscal years beginning on or after June 15, 2010.  We are currently evaluating the impact, if any, that this new accounting update may have on our consolidated financial statements.

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement Under The Private Securities Litigation Reform Act:

Various sections contained or incorporated by reference in this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. Such statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “could,” “should,” “may,” “will be,” “will likely continue,” “will likely result,” or words or phrases of similar meaning. These statements are not historical facts or guarantees of future performance but instead represent only our belief at the time the statements were made regarding future events. In particular, statements under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including but not limited to statements regarding our expectations regarding the sufficiency of our liquidity sources and the expected impact of legal proceedings with which we may become involved. All forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties which may cause actual results and outcomes to differ materially from what we express or forecast in these forward-looking statements. In evaluating these statements, you should consider the risks and uncertainties discussed under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•                  difficulty in obtaining new consulting engagements that generate revenues sufficient to allow us to return to profitability;

•                  the possibility that we may not generate cash flow from operations sufficient to meet our cash needs over time;

•                  the potential for receiving a “going concern” opinion from our independent public accounting firm if our business does not improve during 2010;

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

Current Market Conditions

The U.S. and worldwide economies are undergoing unprecedented upheaval, turmoil and uncertainty due in part to the curtailment or reduction of credit available to both individuals and to businesses. It is difficult to predict the impact that these conditions will have on our operations. Even the experts are having difficulty agreeing upon the appropriate remedies or the expected duration of this situation.

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

Prospective clients are more cautious in making commitments to new engagements and may delay the commencement of projects. This has made our efforts to grow our revenue more difficult than we had anticipated.

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

For marketing purposes, we are organized into two business units, the Government Business Unit and the Commercial Business Unit.

The Commercial Business Unit focuses on sales to aerospace firms, to airports, to transportation firms, to healthcare entities including hospitals, medical practices and pharmaceutical firms, and to industrial clients.

The Government Business unit is focused on sales to U.S. government agencies, to all branches of the military, and to the state and local government entities.

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

In 2010, we continue to focus on diversifying our client base by delivering our solutions in North America, both to the U.S. government and to commercial entities. We also expect to engage in some business in Europe, and perhaps elsewhere, on an opportunistic basis.

While we believe our methodologies are applicable to any organization, we have developed a significant amount of subject matter expertise relevant to specific industries and governmental entities. Consequently, we can leverage our consultants’ prior executive experiences to obtain business and determine appropriate client project teams. Our goal is to diversify our business among our various practice areas. We are actively pursuing new business in each of these areas.

We perform services and provide solutions for clients pursuant to contracts that typically have terms of two weeks to one year or longer. We are compensated for our professional services and solutions in one or more of three ways:

•                  fixed fees,

•                  task-based fees, or

•                  incentive fees.

Our fee type and structure for each client engagement depends on a number of variables, including the size of the client, the complexity and geographic dispersion of its business, the extent of the opportunity for us to improve the client’s processes and other factors. Some of our contracts are cancellable with little notice. We do not report bookings or backlog because we believe the uncertainties associated with cancellable contracts, particularly in our commercial business, may render such information misleading.

The majority of our revenue is derived from fixed fee and task-based fee contracts.

Fixed fee revenue is recognized on the proportional performance model (which approximates the percentage completion method), based on direct labor hours expended and, when applicable, the completed performance model. In order to calculate the completion ratio on a given project, time and effort to date are divided by the total estimated time and effort for the entire project. This ratio is then multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date. A few of our fixed fee contracts, primarily assessments, are recognized using the completed contract performance model as these contracts are generally one to six weeks in duration and conclude with a presentation or agreed upon deliverable to the clients’ management. Revenues attributable to fixed fees were 92% of consolidated revenue for the three month period ended March 31, 2010, and 59% of consolidated revenue for the three month period ended March 31, 2009.

Task-based fees are recognized as revenue when the relevant task is completed, usually on a monthly basis. Revenues attributable to task-based fees were 0% of consolidated revenue for the three month period ended March 31, 2010, and 11% of consolidated revenue for the three month period ended March 31, 2009.

Incentive fees are tied to improvements in a variety of client performance measures typically involving cycle time, asset utilization and productivity. Incentive fee revenue is recognized in the period in which the related client improvements are achieved and we obtain the client’s acceptance. Our incentive fee agreements with our clients define in advance the performance improvement standards that will form the basis for the payment of incentive fees. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, we obtain customer agreement to these achievements prior to recognizing revenue. Typically these contracts are for commercial customers and they provide for a base fee and an additional incentive fee earned according to a formula specified in the applicable contract. Incentive fees are affected by our clients’ business performance and prevailing economic conditions. Revenues attributable to incentive fees were 0% of consolidated revenue for the three month period ended March 31, 2010, and 19% of consolidated revenue for the three month period ended March 31, 2009. As of March 31, 2010, we had no contracts that provided for incentive fees.

Reimbursement revenue represents repayment by our Clients of our mutually agreed upon travel expenses as incurred. All billable travel expenses are submitted to and approved by the client. Revenues attributable to reimbursement were 8% of consolidated revenue for the three month period ended March 31, 2010, and 11% of consolidated revenue for the three month period ended March 31, 2009. For some clients, the fixed fee or task-based fee is inclusive of travel. In these cases, the travel expense is included in cost of sales.

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

Contracts related to U.S. government engagements often are executed within the U.S government’s budget cycle and may be fully funded for up to one year at a time. They may be renewed annually for successive one-year periods if the life of the engagement extends beyond one fiscal year. For our engagements with the U.S. government, we contract either directly with the government through our listing with the General Services Administration or we use an intermediary that acts as a prime contractor providing contracting and administrative services for the majority of our government programs.

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

Revenue Recognition— Revenue is recognized when realizable and earned generally as services and solutions are provided over the life of a contract. Fixed fee revenue is recognized using a proportional performance model (which approximates the percentage completion method), based on direct labor hours expended and, when applicable, the completed performance model. Task-based, or deliverable-based, fees are recognized when the relevant task or deliverable is completed. Incentive fee revenue is recognized in the period in which the related improvements are achieved. Our incentive fee agreements with our clients define in advance the performance improvement standards that will form the basis of our incentive fees earned. We do not recognize incentive fee revenue until the client has agreed that performance improvements have in fact been achieved.

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

In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the first quarter of 2010, our cumulative losses began to exceed our cumulative earnings. Our analyses of the positive and negative evidence indicate that it is more likely than not that all of the net deferred tax asset will not be realized, and a full valuation allowance is required. Additionally, we are not currently profitable and we determined that as of March 31, 2010 it was no longer probable that we will recover our deferred tax asset. The combined tax effect was to cause an income tax expense for the quarter of $1.6 million. Until we can demonstrate that we have returned to profitability, we will not be able to book a deferred income tax asset resulting from losses incurred in each period. This will have the effect of increasing the net loss as well as the loss per share compared to prior quarters. At March 31, 2010, we increased our valuation allowance by $2.0 million.

As of March 31, 2010, we had a valuation allowance of $2.1 million of which $58,000 is subject to the limitations of Section 382 of the Internal Revenue Code.

Our 2009 tax losses are available for carryback for Federal tax purposes and we expect to receive refunds of taxes paid in prior years. For the first quarter of 2010 we incurred income tax expense of $1.6 million compared to an income tax benefit of $0.7 million in the same quarter of last year. At March 31, 2010, we booked a net operating loss of $1.3 million which is available to carry forward. As of March 31, 2010, we had a $4.1 million net operating loss to carry forward.

We also follow the guidance under ASC 740-10-25, which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. Under ASC 740-10-25, tax positions are initially recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. ASC 740-10-25 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. In addition, ASC 740-10-25 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. An income tax penalty is recognized as expense when the tax position does not meet the minimum statutory threshold to avoid the imposition of a penalty. As of March 31, 2010, we did not have any liabilities or associated interest under ASC 740-10-25.

Stock Based Compensation—We account for stock based compensation arrangements in accordance with the provisions of ASC 718, Stock Compensation. ASC 718-30 requires us to measure all stock based compensation awards at the grant date using a fair value method and to record expense in the financial statements over the requisite service period of the award. We estimate the fair value of options using the Black-Scholes method, which considers a risk-free interest rate, volatility, expected life, forfeitures, and dividend rates. We use the U.S. 10-year Treasury Bond yield to estimate the risk-free interest rate; and, our estimate of volatility is based on our historical stock price for a period of at least or equal to the expected life of award. Our estimate of forfeitures considers the term of the awards granted and historical forfeiture experience and our estimate of the expected life of awards is based on the anticipated time the award is held. The restricted stock awards are valued on the date of grant using the closing price of our common stock on the Nasdaq Capital Market on that date. Performance share awards are expensed over the applicable year(s) of service at the closing price on the Nasdaq Capital Market on the date when there is mutual understanding of the key terms and conditions affecting the performance award for the year(s).

Recently Adopted Accounting Pronouncements— In February 2010, the FASB issued ASU No. 2010-09, which updates the guidance in ASC 855, Subsequent Events. This amendment eliminated the requirement for companies that file with the United States Securities and Exchange Commission to indicate the date through which they have analyzed subsequent events. This amendment was effective upon the issuance date of February 24, 2010. The adoption of ASU No. 2010-09 had no impact on our financial statements.

In October 2009, the FASB issued ASU No. 2009-13 on ASC 605, Revenue Recognition— Multiple Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force. The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. This Update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this Update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in this Update also will replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This Update is effective for fiscal years beginning on or after June 15, 2010.  We are currently evaluating the impact, if any, that this new accounting update may have on our consolidated financial statements.

Results of Operations

The following table sets forth the percentages of revenue for the identified items in our consolidated statements of operations:

	Three Months Ended March 31,
	2010	2009
Revenue	100.0%	100.0%
Cost of sales	69.5%	56.1%
Gross profit	30.5%	43.9%
Selling, general and administrative	119.7%	102.3%
Operating income (loss)	(89.2)%	(58.4)%
Interest income (expense), net of expense	(0.1)%	0.1%
Other income	9.8%	0.2%
Income (loss) before income taxes	(79.5)%	(58.1)%
Income tax expense (benefit)	96.5%	(20.8)%
Net income (loss)	(176.0)%	(37.3)%

Three Month Period Ended March 31, 2010 Compared to the Three Month Period Ended March 31, 2009

Revenue—In the first quarter of 2010, total revenues decreased $1.6 million, or 50%, to $1.7 million from $3.3 million in the first quarter of 2009. There was no task-based revenue in the first quarter of 2010, compared to $0.4 million, or 11% of revenue, in the first quarter of 2009. Fixed fee revenue was $1.5 million, or 92% of revenue, in the first quarter of 2010, compared to $1.9 million, or 59% of revenue, in the first quarter of 2009. Reimbursement revenues were $0.1 million, or 8% of revenue, in the first quarter of 2010, compared to $0.4 million, or 11% of revenue, in the first quarter of 2009. There was no incentive revenue in the first quarter of 2010, compared to $0.6 million, or 19% of revenue, in the first quarter of 2009. As of May 14, 2010, we had no active incentive- based contracts.

North America region revenue decreased $0.6 million, or 31%, to $1.3 million in the first quarter of 2010, compared to $1.9 million in the first quarter of 2009. The decrease in North America revenues for the first quarter of 2010 compared to the first quarter of 2009 is due primarily to a decrease in our government business. The decrease in task-based revenue, which is associated with our government contracts, is due primarily to the ending of some programs which were not replaced by new business. The decrease in fixed fee revenue, which is associated with our commercial contracts, is due primarily to having a lower volume of commercial contracts, along with the contracts having a lower contract value for the three month period ended March 31, 2010 compared to the three month period ended March 31, 2009. Reimbursable revenues, which also are associated with our commercial contracts, decreased due to the decrease in commercial activity.

Europe region revenue decreased $1.0 million, or 75%, to $0.3 million in the first quarter of 2010, compared to $1.4 million in the first quarter of 2009 due to completion of contracts with two clients. Although we discontinued our Europe operations in 2006, we maintain a strategic relationship in Europe through which we may periodically obtain business.

Gross Profit—Gross profit margins were 31% of revenue, or $0.5 million, in the first quarter of 2010, compared to 44%, or $1.4 million, in the first quarter of 2009. Costs of sales consists of direct labor, travel, and other direct costs incurred by our consultants to provide services to our clients and to complete client related projects, including training. The drop in first quarter gross margins is related to the slow down of our government and commercial programs during the first quarter of 2010 and to lower utilization rates of our consultants in the first quarter of 2010.

Selling, General and Administrative Expenses—SG&A costs for the first quarter of 2010 were $2.0 million, compared to $3.4 million in the first quarter of 2009. The $1.4 million decrease is related primarily to a $0.7 million decrease in payroll costs due to the decline in the number of consultants employed, a $0.2 million decrease in sales commissions and executive bonus, a $0.2 million decrease in travel related expenses, a $0.2 million decrease in legal expenses, a $0.1 million decrease in our use of outside consultants, and a $0.1 million decrease in other costs due to a decline in activity as compared to the same period in 2009 offset by a $0.1 million increase in stock-based compensation during the first quarter of 2010.

Other Income— Other income for the first quarter of 2010 included the collection of $0.2 million from the liquidation of a former subsidiary in Europe.

Income Tax Expense (Benefit) —For the first quarter of 2010 we incurred income tax expense of $1.6 million compared to an income tax benefit of $0.7 million in the same quarter of last year. Our 2009 tax losses are available for carryback for Federal tax purposes and we expect to receive refunds of taxes paid in prior years. In the first quarter of 2010, our cumulative losses began to exceed our cumulative earnings. Additionally, we are not currently profitable and we determined that as of March 31, 2010 it was no longer probable that we will recover our deferred tax asset. We established a valuation allowance to completely offset our deferred tax assets. The combined tax effect was to cause an income tax expense for the quarter of $1.6 million. Until we can demonstrate a return to profitability, we will not be able to book a deferred income tax asset resulting from losses incurred in each period. This will have the effect of increasing the net loss as well as the loss per share compared to prior quarters.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $1.6 million during the first quarter of 2010 compared to a $1.2 million decrease during the first quarter of 2009. The major components of these changes are discussed below.

Cash Flows from Operating Activities— For the first quarter of 2010, net cash used in operating activities was $1.6 million, compared to $1.1 million for the first quarter of 2009. This increase is due primarily to our operating loss for the first quarter of 2010, a decrease in our accrued liabilities, a decrease in deferred tax assets and decreased collection of our accounts receivable.

Cash Flows from Investing Activities— There were no investing activities in the first quarters of 2010 or 2009.

Cash Flows from Financing Activities— Cash used for financing activities for the first quarter of 2010 was $0.02 million related to the purchase of stock under our stock repurchase plan, compared to $0.1 million in the first quarter of 2009, related to the $0.05 million purchase of stock under our stock repurchase plan, and the $0.05 million net tax effect of stock issuances.

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

During the first quarter of 2008, we established a written plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, which provided for the purchase of our common stock in support of our announced share repurchase program. During the first quarter of 2010, we repurchased 26,744 shares for a total of $17,737, or an average of $0.66 per share including commissions and fees.

As of January 31, 2010, we completed the authorized repurchase of 805,450 shares under the plan at a total cost of $1,259,640, or $1.56 per share including commissions and fees. At this time we have no plans for additional stock repurchases.

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

Our Liquidity Plan—Our ability to generate cash from operations is determined primarily by our ability to generate substantial new revenue. Our ability to generate this required new revenue will be affected by prevailing economic conditions, among other factors. In recent periods we have taken steps to reduce our costs in many areas, and we will continue to do so to the maximum extent we believe is prudent. If future cash flows and capital resources are insufficient to meet our obligations and commitments, we may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or take other steps to refinance our business.

Our ability to achieve positive gross margins, control costs and generate cash flow from operations in the future will determine our ability to arrange debt facilities in the future. We regularly evaluate our business to enhance our liquidity position.

We currently believe that our available working capital of $6.8 million at March 31, 2010 is sufficient to provide the necessary resources for us in 2010. Our cash balance at March 31, 2010 was $3.4 million, or $0.32 per diluted share. We expect to receive Federal income tax refunds in the first half of 2010 of approximately $2.7 million. For the past several years, we have had a line of credit available to us, but we did not draw on it for over three years. Based on our forecast of revenues and expenses at that time, and in part to reduce costs, we did not request an extension of our line of credit when it expired on March 31, 2009. Thus, our available liquidity is limited to our existing working capital, the proceeds from our anticipated tax refund, and cash flow that we will be able to generate from operations in 2010. We currently believe we have sufficient liquidity to sustain our operations at least through March 31, 2011.

Inflation—Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the three month periods ended March 31, 2010 or 2009. However, there can be no assurance our business will not be affected by inflation in the future.

Commitments and Off-Balance Sheet Arrangements—As of March 31, 2010, we had no material commitments for capital expenditures or any obligations that would qualify to be disclosed as off-balance sheet arrangements.

ITEM 3—Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in circumstances affecting our exposure to interest rate or foreign exchange rate risk since December 31, 2009.

ITEM 4—Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, Michael McGrath, our Executive Chairman, President and Chief Executive Officer, and Frank Tilley, our Vice President and Interim Chief Financial Officer, have concluded that, as of March 31, 2010, in their judgment, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us, including our subsidiaries, in the reports we file, or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Executive Chairman, President and Chief Executive Officer and Vice President and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ITEM 1A—Risk Factors

We are currently not in compliance with Nasdaq rules for continued listing on the Nasdaq Capital Market and are at risk of being delisted, which may decrease the liquidity of our common stock and subject us to the SEC’s penny stock rules.

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

On March 16, 2010, we received notification from the Nasdaq Stock Market that we had not regained compliance with the Nasdaq Listing Rules requiring that we maintain a minimum closing bid price of $1.00 per share. Failure to regain compliance may result in the delisting of the Company’s common stock from the Nasdaq Capital Market. We appealed the Nasdaq Stock Market’s determination and on May 10, 2010, the Nasdaq Listing Qualifications Panel granted our request to remain listed on the Nasdaq Stock Market, subject to certain conditions, including that on or before September 13, 2010, we must have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days.

In order to facilitate one opportunity to regain compliance, at our 2010 annual meeting of stockholders we intend to seek stockholder approval for a potential reverse stock split that would reduce the number of shares of our common stock outstanding in an attempt to proportionally increase the price of our common stock. If this approval is obtained, our Board of Directors would have the authority, in its discretion, to effect a reverse stock split at a ratio within a range from one-for-two to one-for-five at any time on or before December 31, 2010. It is possible that even with a reverse stock split we may not be successful in increasing the closing bid price above the required threshold. Additional information, including risk factors related to a potential reverse stock split, is contained in the definitive proxy statement that we filed with the Securities and Exchange Commission on April 30, 2010.

If we are unable to satisfy the minimum closing bid price requirement prior to September 13, 2010, through a reverse stock split or otherwise, trading in our common stock may be transferred to the over-the-counter market on the OTC Bulletin Board or in the “pink sheets”. This could adversely impact both the liquidity and price of our stock. These alternative markets, however, are generally considered to be less efficient than the Nasdaq Capital Market. Many over-the-counter stocks trade less frequently and in smaller volumes than securities traded on the Nasdaq markets, which would likely have a material adverse effect on the liquidity of our common stock. If our common stock is delisted from the Nasdaq Capital Market, there may be a limited market for our stock, trading in our stock may become more difficult and our share price could decrease even further. In addition, the trading of our common stock on over-the-counter markets will materially adversely affect our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Securities that trade over-the-counter are no longer eligible for margin loans, and a company trading over-the-counter cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including those pursuant to employee option plans, stock purchase plans and private or public offerings of securities. If our securities are delisted and transferred to either the OTC Bulletin Board or the pink sheets, there may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees.

In addition, our common stock may become subject to penny stock rules. The SEC generally defines “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. We are not currently subject to the penny stock rules because our common stock qualifies for an exception to the SEC’s penny stock rules for companies that have an equity security that is quoted on the Nasdaq Stock Market. However, if we were delisted, our common stock would become subject to the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell our common stock. If our common stock were considered penny stock, the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares in the secondary market would be limited and, as a result, the market liquidity for our common stock would be adversely affected. We cannot assure that trading in our securities will not be subject to these or other regulations in the future.

There have been no other material changes from the information previously reported under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

The following table details our repurchases of shares of our common stock during the three month period ended March 31, 2010:

eriod	Total Number of Shares Purchased	Average Price Per Share, Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Jan 1 — 31, 2010	26,744	$0.66	26,744	—
Total	26,744	$0.66	26,744	—

We purchased these shares with our available cash.

As of January 31, 2010, we completed the authorized repurchase of 805,450 shares under the plan at a total cost of $1,259,640, or $1.56 per share, including commissions and fees. At this time we have no plans for additional stock repurchases.

ITEM 3—Defaults Upon Senior Securities

None.

ITEM 4— Removed and Reserved

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
10.1

Second Amendment to Employment Agreement, dated March 2, 2010, by and between Thomas Group, Inc. and Michael E. McGrath (filed as Exhibit 10.1 to our Current Report on Form 8-K filed March 11, 2010 and incorporated herein by reference).

10.2	Restricted Share Award dated March 9, 2010 granted to Michael E. McGrath (filed as Exhibit 10.2 to our Current Report on Form 8-K filed March 11, 2010 and incorporated herein by reference).
10.3

Cancellation dated March 9, 2010 related to Performance Share Award dated March 1, 2008 granted to Michael E. McGrath (filed as Exhibit 10.3 to our Current Report on Form 8-K filed March 11, 2010 and incorporated herein by reference).

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
* 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMAS GROUP, INC. Registrant

May 14, 2010	/s/ MICHAEL E. MCGRATH
Date	Michael E. McGrath
Executive Chairman, President and CEO

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
10.1

Second Amendment to Employment Agreement, dated March 2, 2010, by and between Thomas Group, Inc. and Michael E. McGrath (filed as Exhibit 10.1 to our Current Report on Form 8-K filed March 11, 2010 and incorporated herein by reference).

10.2	Restricted Share Award dated March 9, 2010 granted to Michael E. McGrath (filed as Exhibit 10.2 to our Current Report on Form 8-K filed March 11, 2010 and incorporated herein by reference).
10.3

Cancellation dated March 9, 2010 related to Performance Share Award dated March 1, 2008 granted to Michael E. McGrath (filed as Exhibit 10.3 to our Current Report on Form 8-K filed March 11, 2010 and incorporated herein by reference).

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
* 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Filed herewith