Form 10-Q
period 2010-06-30
THOMAS GROUP INC
filed 2010-08-11
CIK 900017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

As of August 11, 2010, there were 10,757,765 shares of the registrant’s common stock outstanding.

THOMAS GROUP, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1—Financial Statements

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2010	December 31, 2009

ASSETS
Current Assets
Cash and cash equivalents	$5,120	$5,004
Trade accounts receivable, net of allowance of $0 and $5 at June 30, 2010 and December 31, 2009, respectively	615	849
Unbilled receivables	89	378
Deferred tax asset, current, net of allowance of $123 and $4 at June 30, 2010 and December 31, 2009, respectively	—	111
Income tax receivable	358	2,835
Other current assets	199	281
Total Current Assets	6,381	9,458
Property and equipment, net of accumulated depreciation of $2,242 and $2,110 at June 30, 2010 and December 31, 2009, respectively	486	618
Deferred tax asset, net of allowance of $2,550 and $54 at June 30, 2010 and December 31, 2009, respectively	—	1,471
Other assets	31	31
	$6,898	$11,578
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$311	$725
Accrued wages and benefits	429	478
Income taxes payable	16	14
Note payable	51	149
Total Current Liabilities	807	1,366
Other long-term obligations	76	126
Total Liabilities	883	1,492
Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 13,843,541 and 13,843,541 shares issued and 10,757,765 and 10,484,509 shares outstanding at June 30, 2010 and December 31, 2009, respectively	138	138
Additional paid-in capital	28,954	30,761
Retained earnings (deficit)	(1,403)	2,949
Treasury stock, 3,085,776 and 3,359,032 shares at June 30, 2010 and December 31, 2009, respectively, at cost	(21,674)	(23,762)
Total Stockholders’ Equity	6,015	10,086
	$6,898	$11,578

See accompanying notes to condensed consolidated financial statements

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Consulting revenue before reimbursements	$873	$2,236	$2,393	$5,157
Reimbursements	121	383	252	751
Total revenue	994	2,619	2,645	5,908
Cost of sales before reimbursable expenses	704	1,350	1,719	2,829
Reimbursable expenses	121	383	252	751
Total cost of sales	825	1,733	1,971	3,580
Gross profit	169	886	674	2,328
Selling, general and administrative	1,615	3,150	3,592	6,511
Operating loss	(1,446)	(2,264)	(2,918)	(4,183)
Interest income, net of expense	(1)	2	(2)	6
Other income	18	21	180	27
Loss from operations before income taxes	(1,429)	(2,241)	(2,740)	(4,150)
Income tax (expense) benefit	(17)	887	(1,612)	1,571
Net loss	$(1,446)	$(1,354)	$(4,352)	$(2,579)

Loss per share:
Basic	$(0.14)	$(0.13)	$(0.41)	$(0.24)
Diluted	$(0.14)	$(0.13)	$(0.41)	$(0.24)

Weighted average shares:
Basic	10,608	10,667	10,535	10,672
Diluted	10,608	10,667	10,535	10,672

See accompanying notes to condensed consolidated financial statements.

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(4,352)	$(2,579)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	132	182
Foreign currency translation (gain) loss	9	(55)
Stock - based compensation expense	298	85
Bad debt recovery	(5)	(5)
Deferred tax expense (benefit)	1,582	(138)
Other	35	(4)
Change in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	230	(45)
(Increase) decrease in unbilled receivables	289	142
(Increase) decrease in income tax receivable	2,477	2,197
(Increase) decrease in other assets	82	145
Increase (decrease) in accounts payable and accrued liabilities	(478)	(193)
Increase (decrease) in note payable	(98)	—
Increase (decrease) in other liabilities	(34)	(18)
Increase (decrease) in income taxes payable	2	(56)
Net cash provided by (used in) operating activities	169	(342)

Cash Flows From Financing Activities:
Purchase of stock	(18)	(103)
Issuance of common stock	—	1
Tax effect of option exercises	—	(45)
Net cash used in financing activities	(18)	(147)

Effect of exchange rate changes on cash	(35)	4

Net change in cash	116	(485)

Cash and cash equivalents
Beginning of period	5,004	8,349
End of period	$5,120	$7,864

See accompanying notes to condensed consolidated financial statements.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation— The unaudited condensed consolidated financial statements of Thomas Group, Inc. include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly our results of operations for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10-K for the 2009 fiscal year, filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results of operations for the entire year ending December 31, 2010.

2.             Liquidity— Our cash balance was $5,120,000 at June 30, 2010. Our available liquidity is limited to our existing working capital and cash flow that we will be able to generate from operations in 2010. We currently believe we have sufficient liquidity to sustain our operations at least through the first quarter of 2011. If circumstances change, we could be required to seek other sources of liquidity during 2010. There can be no assurance that existing cash will be sufficient, that we will have access to the capital or credit markets if needed or that any of our strategies can be implemented on satisfactory terms, on a timely basis or at all.

3.             Earnings Per Share— Basic loss per share is based on the number of weighted average shares outstanding. Diluted loss per share includes the effect of dilutive securities such as stock options, stock warrants, and restricted stock awards expected to vest. The following table reconciles basic loss per share to diluted loss per share under the provisions of ASC 260, Earnings Per Share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	In thousands, except per share data		In thousands, except per share data
Numerator:
Net loss	$(1,446)	$(1,354)	$(4,352)	$(2,579)
Denominator:
Weighted average shares outstanding:
Basic	10,608	10,667	10,535	10,672
Effect of dilutive securities:
Common stock options	—	—	—	—
Restricted stock awards expected to vest	—	—	—	—
Diluted	10,608	10,667	10,535	10,672
Loss per share:
Basic	$(0.14)	$(0.13)	$(0.41)	$(0.24)
Diluted	$(0.14)	$(0.13)	$(0.41)	$(0.24)

Diluted loss per share is the same as basic loss per share for the three and six month periods ended June 30, 2010 because the effect of outstanding options and unvested restricted stock would have been antidilutive due to the net loss.

Stock options and unvested restricted stock awards outstanding that are not included in the diluted loss per share computation due to the antidilutive effects were approximately 300,550 for the three and six month periods ended June 30, 2010, and 435,166 for the three and six month periods ended June 30, 2009.

We did not issue any stock options in 2009 or in the first half of 2010.

4.             Options and Restricted Stock Awards— Options to purchase shares of our common stock have been granted to directors, officers and employees. The majority of the options granted become exercisable at the rate of 33% per year and generally expire ten years after the date of grant. At June 30, 2010, options to purchase 550 shares of our common stock were outstanding and exercisable.

On March 1, 2008, the Compensation Committee granted Michael McGrath, our newly appointed Executive Chairman, an initial award of 100,000 restricted shares of our common stock which vested upon the date of grant, and a performance share award entitling Mr. McGrath to receive up to 350,000 shares of our common stock if certain conditions related to our profitability were satisfied. The initial restricted share award was granted pursuant to the 2005 Omnibus Plan. The performance share award was granted pursuant to the 2008 Omnibus Plan.

In December 2009, we determined that we would not achieve the annual profit goal for 2009 that was required for Mr. McGrath’s performance share award to vest with respect to 2009. It was also determined to be highly unlikely that we will meet the minimum profitability target required in 2010 for the “catch up” provision of Mr. McGrath’s performance share award to be effective. Since we determined that the “catch up” performance targets were unlikely to be achieved in 2010, the previously

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

recognized compensation cost for Mr. McGrath for 2008 and 2009 was reversed in December 2009. On March 9, 2010, with the consent of Mr. McGrath, the Compensation and Corporate Governance Committee of our Board of Directors cancelled Mr. McGrath’s entire performance share award granted in 2008.

On March 9, 2010, an award entitling Mr. McGrath to receive up to an aggregate of 600,000 shares of restricted stock was granted to Mr. McGrath with vesting of 150,000 shares at the end of each calendar quarter, contingent upon his being employed by us at the end of such calendar quarter. On March 31, 2010, the first 150,000 shares vested and were issued to Mr. McGrath. On June 30, 2010, the second 150,000 shares vested and were issued to Mr. McGrath.

On March 10, 2008, the Compensation Committee granted Earle Steinberg, our former President and Chief Executive Officer, an initial award of 50,000 restricted shares of our common stock which vested on March 10, 2009, the one year anniversary of their grant, and a performance share award entitling Mr. Steinberg to receive up to 380,000 shares of our common stock if certain conditions related to our profitability were satisfied. The initial restricted share award was granted pursuant to the 2005 Omnibus Plan. The performance share award was granted pursuant to the 2008 Omnibus Plan.

Effective December 21, 2009, Earle Steinberg was removed by the Board of Directors from his role as CEO and President. His employment agreement provided for payment of his salary for six months following separation, under certain circumstances. This amount of potential liability was accrued at December 31, 2009 and June 30, 2010. We ceased payments to Mr. Steinberg as of February 1, 2010 and have disputed our continuing liability for future payments under the employment agreement. He is no longer eligible for any outstanding performance stock awards as of December 21, 2009. Thus, all accrued but unvested stock-based compensation cost for 2008 and 2009 was reversed in December 2009.

The restricted share awards were valued on the date of grant using the closing price of our common stock on the Nasdaq Capital Market on that date. Compensation expense is recognized over the applicable period of service.

5.             Significant Clients— We had five clients who each accounted for more than 10% of our revenue in the three month period ended June 30, 2010. We had three clients who each accounted for more than 10% of our revenue in the six month period ended June 30, 2010. One of those clients and four other clients each accounted for more than 10% of our revenue in the three month periods ended June 30, 2009. One of those clients and three other clients each accounted for more than 10% of our revenue in the six month period ended June 30, 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	Revenue (In thousands)		Revenue (In thousands)

Client A	$264	$—	$292	$—
Client B	$210	$456	$671	$841
Client C	$155	$—	$155	$—
Client D	$104	$—	$199	$25
Client E	$100	$—	$100	$—
Client F	$—	$—	$332	$—
Client G	$—	$429	$—	$1,538
Client H	$—	$348	$—	$597
Client I	$—	$329	$—	$329
Client J	$—	$310	$—	$989

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	% of revenue		% of revenue

Client A	27%	0%	11%	0%
Client B	21%	17%	25%	14%
Client C	16%	0%	6%	0%
Client D	10%	0%	8%	0%
Client E	10%	0%	4%	0%
Client F	0%	0%	13%	0%
Client G	0%	16%	0%	26%
Client H	0%	13%	0%	10%
Client I	0%	13%	0%	6%
Client J	0%	12%	0%	17%

There were no other clients from whom revenue exceeded 10% of total revenue in the three and six month periods ended June 30, 2010 and 2009, respectively.

6.             Concentration of Credit Risk— Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade receivables. We encounter a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. The trade receivables (in dollars and as a percentage of accounts receivable) from such significant customers are set forth below:

	June 30, 2010		December 31, 2009
	In thousands	% of AR	In thousands	% of AR

Client A	$189	31%	$—	0%
Client B	$66	11%	$267	31%
Client C	$78	13%	$—	0%
Client D	$44	7%	$95	11%
Client E	$100	16%	$—	0%
Client F	$—	0%	$—	0%
Client G	$—	0%	$58	7%
Client H	$—	0%	$86	10%
Client I	$—	0%	$—	0%
Client J	$—	0%	$62	7%

7.             Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
	2010	2009
	In thousands
Interest paid	$2	$3
Taxes paid	$8	$26

8.             Geographical Data— We provide services within one industry segment and conduct our business primarily in North America and Europe with only occasional activities elsewhere. Information regarding these areas follows:

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	In thousands		In thousands
Revenue:
North America	$994	$1,851	$2,313	$3,771
South America	—	—	—	17
Europe	—	768	332	2,120
Total revenue	$994	$2,619	$2,645	$5,908
Gross profit:
North America	$170	$693	$572	$1,328
South America	—	—	—	17
Europe	(1)	193	102	983
Total gross profit	$169	$886	$674	$2,328

	June 30, 2010	December 31, 2009
	In thousands
Long-lived assets:
North America	$486	$618
Total	$486	$618

9.             Property and Equipment

	June 30, 2010	December 31, 2009
	In thousands
Equipment	$864	$864
Furniture and fixtures	541	541
Leasehold improvements	990	990
Computer software	333	333
	2,728	2,728
Less accumulated depreciation and amortization	(2,242)	(2,110)
	$486	$618

There were no investments in property and equipment during the three and six month periods ended June 30, 2010.

10.           Stockholders’ Equity

On March 9, 2010, an award entitling Mr. McGrath to receive up to an aggregate of 600,000 shares of restricted stock was granted to Mr. McGrath with vesting of 150,000 shares at the end of each calendar quarter, contingent upon his being employed by us at the end of such calendar quarter. On March 31, 2010, the first 150,000 shares vested and were issued to Mr. McGrath out of treasury shares. On June 30, 2010, the second 150,000 shares vested and were issued to Mr. McGrath. These shares were issued from treasury stock at a historical average cost of $7.02 per share. This led to a decrease in our treasury stock and additional paid-in capital of $1.1 million for the three month period ended June 30, 2010 and $2.1 million for the six month period ended June 30, 2010.

Options

A summary of the status of our stock options issued to employees for the six month period ended June 30, 2010 is presented below. As of June 30, 2010, there were no unvested stock options or remaining stock-based compensation costs related to outstanding stock options.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common Option Shares	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	14,000	$9.72
Granted	—
Exercised	—
Expired	(13,450)	$10.00
Outstanding at June 30, 2010	550	$2.84
Options exercisable at June 30, 2010	550	$2.84
Weighted average life of outstanding options (years)		0.98

Restricted Stock

A summary of the restricted stock award activity for the six month period ended June 30, 2010 is presented below.

Restricted Stock	Shares

Outstanding award grants at January 1, 2010 (1)	121,334
Awards granted	600,000
Awards cancelled	(121,334)
Vested (1)	(300,000)
Outstanding grants at June 30, 2010	300,000
Authorized awards to be granted in future years	—
Authorized awards at June 30, 2010	300,000 (2)

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

(2)                              Authorized awards of 600,000 shares consisting of fully restricted shares were approved and granted to Mr. McGrath on March 9, 2010. Of the 600,000 shares, 150,000 shares vested on March 31, 2010 and 150,000 shares vested on June 30, 2010.

At June 30, 2010 there were approximately $120,000 of stock-based compensation costs related to unvested restricted stock awards to be recognized over the performance period of the remainder of 2010. For 2010 these awards were valued at $0.75 per share.

11.           Income Taxes— We follow ASC 740, Income Taxes, which requires use of the asset and liability method of accounting for deferred income taxes and providing deferred income taxes for all significant temporary differences and ASC 740-10-25, Income Taxes — Recognition, which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return.

Income tax expense of $1.6 million for the six month period ended June 30, 2010 reflected an effective tax rate of 59%, compared to income tax benefit of $1.6 million, or an effective tax rate of 37%, for the six month period ended June 30, 2009. In the first quarter of 2010, our cumulative losses began to exceed our cumulative earnings. Additionally, we are not currently profitable and we determined that, as of March 31, 2010, it was no longer probable that we will recover our deferred tax asset. Thus, we established a valuation allowance to completely offset the deferred tax asset. The combined tax effect was to cause a deferred income tax expense for the six month period ended June 30, 2010 of $1.6 million. Until we return to profitability, this will have the effect of increasing the net loss as well as the loss per share compared to prior quarters.

We had no ASC 740 liabilities as of June 30, 2010 or December 31, 2009.

12.           Financing Agreements— On December 15, 2006, we entered into a credit agreement with JPMorgan Chase Bank, N.A. providing for a $5.5 million revolving line of credit maturing March 31, 2009 to be used as necessary for ongoing working capital needs and general corporate purposes. We did not draw on this credit facility and at March 31, 2009 we chose to allow the credit facility to expire.

For the three month period ended March 31, 2009, we had no borrowings or repayments on that credit facility.

As of June 30, 2010, we had a note payable of $51,000 for insurance premiums for 2010.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.           Issuer Repurchases of Shares— On March 6, 2008, we announced that our Board of Directors had reactivated a common stock repurchase program authorizing us to repurchase up to 505,450 shares of our common stock from time to time, subject to market conditions. In October 2008, our Board of Directors approved an expansion of our stock repurchase program, authorizing us to repurchase up to an additional 300,000 shares from time to time, subject to market conditions.

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

16.           Subsequent events— In order to facilitate one opportunity to regain compliance with the Nasdaq rules for continued listing on the Nasdaq Capital Market, at our 2010 annual meeting of stockholders we received stockholder approval for a potential reverse stock split that would reduce the number of shares of our common stock outstanding in an attempt to proportionally increase the price of our common stock. In July our Board of Directors approved a reverse stock split effective as of the close of business on August 13, 2010 with an exchange ratio of five existing shares to one new share.

There were no other events and transactions for potential recognition or disclosure in the financial statements through the date this Form 10-Q was filed with the Securities and Exchange Commission.

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

Through our proprietary Process Value Management™, or PVM™ methodology, our consultants refine processes throughout an organization to give our clients a competitive advantage that increases revenues, lowers costs, and generates cash. With our more than 30 years of change management experience, innovation, and knowledge leadership, we have demonstrated our ability to apply this methodology in hundreds of clients in both the private and the public sector.

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

The Government Business unit is focused on sales to U.S. government agencies, to all branches of the military, and to state and local government entities.

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

We perform services and provide solutions for clients pursuant to contracts that typically have terms of two weeks to one year or longer. We are compensated for our professional services and solutions in one or more of three ways:

•                  fixed fees,

•                  task-based fees, or

•                  incentive fees.

Our fee type and structure for each client engagement depends on a number of variables, including the size of the client, the complexity and geographic dispersion of its business, the extent of the opportunity for us to improve the client’s processes and other factors. Some of our contracts may be cancelled with little notice. We do not report bookings or backlog because we believe the uncertainties associated with cancellable contracts, particularly in our commercial business, may render such information misleading.

The majority of our revenue is derived from fixed fee and task-based fee contracts.

Fixed fee revenue is recognized on the proportional performance model (which approximates the percentage completion method), based on direct labor hours expended and, when applicable, the completed performance model. In order to calculate the completion ratio on a given project, time and effort to date are divided by the total estimated time and effort for the entire project. This ratio is then multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date. A few of our fixed fee contracts, primarily assessments, are recognized using the completed contract performance model as these contracts are generally one to six weeks in duration and conclude with a presentation or agreed upon deliverable to the clients’ management. Revenues attributable to fixed fees were 88% and 90% of consolidated revenue for the three and six month periods ended June 30, 2010, and 71% and 64% of consolidated revenue for the three and six month periods ended June 30, 2009.

Task-based fees are recognized as revenue when the relevant task is completed, usually on a monthly basis. We had no revenues attributable to task-based fees for the three and six month periods ended June 30, 2010, but 13% and 12% of consolidated revenue for the three and six month periods ended June 30, 2009 was attributable to task-based fees.

Incentive fees are tied to improvements in a variety of client performance measures typically involving cycle time, asset utilization and productivity. Incentive fee revenue is recognized in the period in which the related client improvements are achieved and we obtain the client’s acceptance. Our incentive fee agreements with our clients define in advance the performance improvement standards that will form the basis for the payment of incentive fees. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, we obtain customer agreement to these achievements prior to recognizing revenue. Typically these contracts are for commercial customers and they provide for a base fee and an additional incentive fee earned according to a formula specified in the applicable contract. Incentive fees are affected by our clients’ business performance and prevailing economic conditions. We had no revenues attributable to incentive fees for the three and six month periods ended June 30, 2010, but 1% and 11% of consolidated revenue for the three and six month periods ended June 30, 2009 was attributable to incentive fees. As of June 30, 2010, we had no contracts that provided for incentive fees.

Reimbursement revenue represents repayment by our clients of our mutually agreed upon travel expenses as incurred. All billable travel expenses are submitted to and approved by the client. Revenues attributable to reimbursement were 12% and 10% of consolidated revenue for the three and six month periods ended June 30, 2010, and 15% and 13% of consolidated revenue for the three and six month periods ended June 30, 2009. For some clients, the fixed fee or task-based fee is inclusive of travel. In these cases, the travel expense is included in cost of sales.

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

Cost of sales represents the direct costs involved in providing services and solutions to our clients. The components include  direct labor and benefit costs, support costs such as telecommunications and computer costs, travel costs and other costs incurred in providing services and solutions to our clients.

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

Critical Accounting Policies

General— The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related notes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions.

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

Unbilled Receivables— Although fixed fee revenue recognition generally coincides with billings, as an accommodation to our clients, we may structure fee billings in a different pattern. In such instances, amounts collectible for services provided but not yet billed are represented in unbilled receivables.

Deferred Revenue— We occasionally receive advance payments of a portion of our fees. Advance payments are classified as deferred revenue upon receipt and recorded as revenue when earned.

Deferred Taxes— Income taxes are calculated using the asset and liability method required by ASC 740-10-25, Income Taxes. Deferred income taxes are recognized for the tax consequences resulting from timing differences by applying enacted statutory tax rates applicable to future years. These timing differences are associated with differences between the financial and the tax basis of existing assets and liabilities. Under ASC 740-10, a statutory change in tax rates will be recognized immediately in deferred taxes and income. Net deferred taxes are recorded both as a current deferred income tax asset and as other long-term liabilities based upon the classification of the related timing difference. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. All available evidence, both positive and negative, is considered when determining the need for a valuation allowance. Judgment is used in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. In accordance with ASC 740-10, evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain.

In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the first quarter of 2010, our cumulative losses began to exceed our cumulative earnings. Our analyses of the positive and negative evidence indicate that it is more likely than not that all of the net deferred tax asset will not be realized, and a full valuation allowance is required. Additionally, we are not currently profitable and we determined that, as of March 31, 2010, it was no longer probable that we will recover our deferred tax asset. The combined tax effect was to cause an income tax expense for the six month period ended June 30, 2010 of $1.6 million. Until we return to profitability, this will have the effect of increasing the net loss as well as the loss per share compared to prior quarters. At June 30, 2010, we increased our valuation allowance by $0.5 million.

As of June 30, 2010, we had a valuation allowance of $2.7 million of which $58,000 is subject to the limitations of Section 382 of the Internal Revenue Code.

For the second quarter ended June 30, 2010 we incurred income tax expense of $0.02 million compared to an income tax benefit of $0.9 million in the same quarter of last year. For the six month period ended June 30, 2010 we incurred income tax expense of $1.6 million compared to an income tax benefit of $1.6 million for the six month period ended June 30, 2009. At June 30, 2010, we booked a net operating loss of $2.7 million which is available to carry forward. As of June 30, 2010, we had a $5.4 million net operating loss to carry forward.

We also follow the guidance under ASC 740-10-25, which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. Under ASC 740-10-25, tax positions are initially recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. ASC 740-10-25 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. In addition, ASC 740-10-25 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. An income tax penalty is recognized as expense when the tax position does not meet the minimum statutory threshold to avoid the imposition of a penalty. As of June 30, 2010, we did not have any liabilities or associated interest under ASC 740-10-25.

Stock-Based Compensation— We account for stock-based compensation arrangements in accordance with the provisions of ASC 718, Stock Compensation. ASC 718-30 requires us to measure all stock-based compensation awards at the grant date using a fair value method and to record expense in the financial statements over the requisite service period of the award. We estimate the fair value of options using the Black-Scholes method, which considers a risk-free interest rate, volatility, expected life, forfeitures, and dividend rates. We use the U.S. 10-year Treasury Bond yield to estimate the risk-free interest rate; and, our estimate of volatility is based on our historical stock price for a period of at least or equal to the expected life of award. Our estimate of forfeitures considers the term of the awards granted and historical forfeiture experience and our estimate of the expected life of awards is based on the anticipated time the award is held. The restricted stock awards are valued on the date of grant using the closing price of our common stock on the Nasdaq Capital Market on that date. Performance share awards are expensed over the applicable year(s) of service at the closing price on the Nasdaq Capital Market on the date when there is mutual understanding of the key terms and conditions affecting the performance award for the year(s).

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

Results of Operations

The following table sets forth the percentages of revenue for the identified items in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.0%	66.2%	74.5%	60.6%
Gross profit	17.0%	33.8%	25.5%	39.4%
Selling, general and administrative	162.5%	120.3%	135.8%	110.2%
Operating income (loss)	(145.5)%	(86.5)%	(110.3)%	(70.8)%
Interest income (expense), net	(0.1)%	0.1%	(0.1)%	0.1%
Other income (expense)	1.8%	0.8%	6.8%	0.5%
Income (loss) before income taxes	(143.8)%	(85.6)%	(103.6)%	(70.2)%
Income taxes (expense) benefit	(1.7)%	33.9%	(60.9)%	26.5%
Net income (loss)	(145.5)%	(51.7)%	(164.5)%	(43.7)%

Three Month Period Ended June 30, 2010 Compared to the Three Month Period Ended June 30, 2009

Revenue— In the second quarter of 2010, total revenues decreased $1.6 million, or 62%, to $1.0 million from $2.6 million in the second quarter of 2009. There was no task-based revenue in the second quarter of 2010, compared to $0.3 million, or 13% of revenue, in the second quarter of 2009. Fixed fee revenue was $0.9 million, or 88% of revenue, in the second quarter of 2010, compared to $1.9 million, or 71% of revenue, in the second quarter of 2009. Reimbursement revenues were $0.1 million, or 12% of revenue, in the second quarter of 2010, compared to $0.4 million, or 15% of revenue, in the second quarter of 2009. There was no incentive revenue in the second quarter of 2010, compared to $0.03 million, or 1% of revenue, in the second quarter of 2009. As of August 11, 2010, we had no active incentive-based contracts.

North America region revenue decreased $0.9 million, or 46%, to $1.0 million in the second quarter of 2010, compared to $1.9 million in the second quarter of 2009. The decrease in North America revenues for the second quarter of 2010 compared to the second quarter of 2009 is due primarily to a decrease in our government business. The decrease in task-based revenue, which is associated with our government contracts, is due primarily to the ending of some programs which were not replaced by new business. The decrease in fixed fee revenue, which is associated with our commercial contracts, is due primarily to having a lower volume of commercial contracts, along with the contracts having a lower contract value for the three month period ended June 30, 2010 compared to the three month period ended June 30, 2009. Reimbursable revenues, which also are associated with our commercial contracts, decreased due to the decrease in commercial activity.

We had no revenue in Europe in the second quarter of 2010. Our Europe region revenue was $0.8 million in the second quarter of 2009. Although we discontinued our Europe operations in 2006, we maintain a strategic relationship in Europe through which we may periodically obtain business.

Gross Profit— Gross profit margins were 17% of revenue, or $0.2 million, in the second quarter of 2010, compared to 34%, or $0.9 million, in the second quarter of 2009. Costs of sales consist of direct labor, travel, and other direct costs incurred by our consultants to provide services to our clients and to complete client related projects, including training. The drop in the quarterly gross margins is related to the slowdown of our government and commercial programs, to lower utilization rates of our consultants, and to lower pricing on some engagements in this period.

Selling, General and Administrative Expenses— SG&A costs for the second quarter of 2010 were $1.6 million, compared to $3.1 million in the second quarter of 2009. The $1.5 million decrease is related primarily to a $0.8 million decrease in payroll costs due to the decline in the number of consultants employed, a $0.2 million decrease in sales commissions and executive bonus, a $0.2 million decrease in travel related expenses, a $0.2 million decrease in legal expenses, a $0.1 million decrease in our use of outside consultants, and a $0.1 million decrease in other costs due to a decline in activity as compared to the same period in 2009, offset by a $0.1 million increase in stock-based compensation during the second quarter of 2010.

Other Income— Other income for the second quarter of 2010 was $0.02 million for credits received from audit adjustments on insurance premiums.

Income Tax (Expense) Benefit— For the second quarter of 2010 we incurred income tax expense of $0.02 million compared to an income tax benefit of $0.9 million in the same quarter of last year. In the first quarter of 2010, our cumulative losses began to exceed our cumulative earnings. Additionally, we are not currently profitable and we determined that, as of March 31, 2010, it was no longer probable that we will recover our deferred tax asset. We established a valuation allowance to completely offset our deferred tax assets. The combined tax effect was to cause an income tax expense for the quarter of $0.02 million. Until we can return to profitability, this will have the effect of increasing the net loss as well as the loss per share compared to prior quarters.

Six Month Period Ended June 30, 2010 Compared to the Six Month Period Ended June 30, 2009

Revenue— In the first half of 2010, total revenues decreased $3.3 million, or 55%, to $2.6 million from $5.9 million in the first half of 2009. We had no task-based revenue in the first half of 2010, compared to $0.7 million, or 12% of revenue, in the first half of 2009. Fixed fee revenue was $2.4 million, or 90% of revenue, in the first half of 2010, compared to $3.8 million, or 64% of revenue, in the first half of 2009. Reimbursement revenues were $0.2 million, or 10% of revenue, in the first half of 2010, compared to $0.8 million, or 13% of revenue, in the first half of 2009. We had no revenue attributable to incentive fees in the first half of 2010, compared to $0.6 million, or 11% of revenue, in the first half of 2009. As of Aug 11, 2010, we had no active incentive-based contracts.

North America region revenue decreased $1.5 million, or 39%, to $2.3 million in the first half of 2010, compared to $3.8 million in the first half of 2009. The decrease in North America revenues for the first half of 2010 compared to the first half of 2009 is due primarily to a decrease in our government business. The decrease in task-based revenue, which is associated with our government contracts, is due primarily to the ending of some of our U.S. Navy programs following the government’s decision to consolidate these programs into a single contracting vehicle for which we were not named as a provider. The decrease in fixed fee revenue, which is associated with our commercial contracts, is due primarily to having a lower volume of our commercial contracts, along with the contracts having a lower contract value for the first half of 2010 compared to the first half of 2009. Reimbursable revenues, which also are associated with our commercial contracts, decreased due to the decrease in commercial activity.

We had no revenue in South America during the first half of 2010. Our South America region revenue was $17,000 during the first half of 2009.

During the first half of 2010, we recorded $0.3 million in revenue from a client located in Europe, compared to $2.1 million in revenue in the first half of 2009. Although we discontinued our Europe operations in 2006, we maintain a strategic relationship in Europe through which we may periodically obtain business.

Gross Profit— Gross profit margins were 26% of revenue, or $0.7 million, in the first half of 2010, compared to 39%, or $2.3 million, in the first half of 2009. Costs of sales consists of direct labor, travel, and other direct costs incurred by our consultants to provide services to our clients and to complete client related projects, including training. The drop in the year-to-date gross margins is related to the slowdown of our government and commercial programs during the first half of 2010, to lower utilization rates of our consultants in the first half of 2010, and to lower pricing on some engagements in this period.

Selling, General and Administrative Expenses— SG&A costs for the first half of 2010 were $3.6 million compared to $6.5 million in the first half of 2009. The $2.9 million decrease is primarily related to a $1.5 million decrease in payroll costs due to the decline in the number of consultants employed, a $0.5 million decrease in sales commissions and executive bonus, a $0.4 million decrease in travel related expenses, a $0.3 million decrease in legal expenses, a $0.2 million decrease in outside consultants used related to the decrease in activity, and a $0.2 million decline in other costs due to a decrease in activity and the number of consultants employed as compared to prior year, offset by a $0.2 million increase in stock-based compensation during the first half of 2010.

Other Income— Other income for the first half of 2010 included the collection of $0.2 million from the final liquidation of a former subsidiary in Europe and $0.02 million for credits received from audit adjustments on insurance premiums.

Liquidity and Capital Resources

Cash and cash equivalents increased by $0.1 million during the first six months of 2010 compared to a $0.5 million decrease during the first six months of 2009. The major components of these changes are discussed below.

Cash Flows from Operating Activities— For the first half of 2010, net cash provided by operating activities was $0.2 million, compared to net cash used of $0.3 million for the first half of 2009. This increase is due primarily to the income tax refund received in the first half of 2010 of $2.5 million offset by a non-cash decrease in deferred tax assets of $1.6 million, a decrease in our accrued liabilities, and increased collection of our accounts receivable offset by the net loss for the first half of 2010.

Cash Flows from Investing Activities— There were no investing activities in the first half of 2010 or 2009.

Cash Flows from Financing Activities— Cash used for financing activities for the first half of 2010 was $0.02 million related to the purchase of stock under our stock repurchase plan, compared to $0.1 million in the first half of 2009, related to the $0.1 million purchase of stock under our stock repurchase plan and the net tax effect of stock issuances.

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

$5.5 million Credit Facility with JPMorgan Chase Bank, N.A.— On December 15, 2006, we entered into a credit agreement with JPMorgan Chase Bank, N.A. to be used for ongoing working capital needs and general corporate purposes. We did not draw on this credit facility and at March 31, 2009 we had a zero balance on the credit facility. The obligations under that credit facility were secured by first priority liens on all of our accounts and proceeds thereof. This credit facility also imposed certain affirmative and negative covenants on our operations and business. This credit facility matured on March 31, 2009. All liens were removed upon expiration of this credit agreement.

Our Liquidity Plan— Our ability to generate cash from operations is determined primarily by our ability to generate substantial new revenue. Our ability to generate this required new revenue will be affected by prevailing economic conditions, among other factors. As part of our plans to enhance our sales capabilities, in July 2010, we hired Barbara D. Stinnett as Vice President and Chief Customer Officer, Worldwide Customer Operations.  Additionally, the Compensation and Corporate Governance Committee of our Board of Directors has approved a Sales Incentive Plan for 2010 and 2011 designed to reward and retain our sales force, including Ms. Stinnett, by providing for incentive payments to these individuals based on their individual sales success and their achievement of certain personal billability thresholds.

In recent periods we have taken steps to reduce our costs in many areas, and we will continue to do so to the maximum extent we believe is prudent. If future cash flows and capital resources are insufficient to meet our obligations and commitments, we may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or take other steps to refinance our business or otherwise implement or seek alternative strategies.

Our ability to achieve positive gross margins, control costs and generate cash flow from operations in the future will determine our ability to arrange debt facilities in the future. We regularly evaluate our business to enhance our liquidity position.

We currently believe that our available working capital of $5.6 million at June 30, 2010 is sufficient to provide the necessary resources for us at least through the first quarter of 2011. Our cash balance at June 30, 2010 was $5.1 million, or $0.49 per diluted share. Thus, our available liquidity is limited to our existing working capital and cash flow that we will be able to generate from operations in 2010. There can be no assurance that existing cash will be sufficient, that we will have access to the capital or credit markets if needed or that any of our strategies can be implemented on satisfactory terms, on a timely basis or at all.

Inflation— Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the three month period ended June 30, 2010 or 2009. However, there can be no assurance our business will not be affected by inflation in the future.

Commitments and Off-Balance Sheet Arrangements— As of June 30, 2010, we had no material commitments for capital expenditures or any obligations that would qualify to be disclosed as off-balance sheet arrangements.

ITEM 3—Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in circumstances affecting our exposure to interest rate or foreign exchange rate risk since December 31, 2009.

ITEM 4— Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, Michael McGrath, our Executive Chairman, President and Chief Executive Officer, and Frank Tilley, our Vice President and Chief Financial Officer, have concluded that, as of June 30, 2010, in their judgment, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us, including our subsidiaries, in the reports we file, or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Executive Chairman, President and Chief Executive Officer and Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no changes in our internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II— OTHER INFORMATION

ITEM 1— Legal Proceedings

Effective December 21, 2009, Earle Steinberg was removed from his role as CEO and President. His employment agreement (the “Agreement”) provided for payment of his salary for six months following separation, under certain circumstances. We ceased making such payments to Mr. Steinberg as of February 1, 2010 and have disputed our continuing liability for the unpaid amount under the Agreement. On May 24, 2010, Mr. Steinberg filed suit against us in the District Court of Dallas County claiming breach of this Agreement and asserting a total claim of $206,000 plus attorney’s fees. We intend to vigorously defend against this claim.

We have notified our employment liability insurance carrier of this claim, and we expect that much of our defense costs will be covered by insurance, subject to a deductible.

We may become subject to various other claims and legal matters, such as collection matters initiated by us in the ordinary course of conducting our business. As of the date of this Quarterly report on Form 10-Q, we believe neither such claims and legal matters nor the cost of prosecuting and/or defending such claims and legal matters will have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

ITEM 1A— Risk Factors

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

On March 16, 2010, we received notification from the Nasdaq Stock Market that we had not regained compliance with the Nasdaq Listing Rules requiring that we maintain a minimum closing bid price of $1.00 per share. Failure to regain compliance may result in the delisting of our common stock from the Nasdaq Capital Market. We filed a request for an appeal hearing which we were granted and the hearing was held on April 29, 2010. On May 10, 2010, we received notification that a Nasdaq Listing Qualifications Panel (the “Panel”) has granted our request for an extension of time, as permitted under Nasdaq’s Listing Rules, to comply with the $1.00 per share minimum bid price requirement for continued listing. In accordance with the Panel’s decision, on or before September 13, 2010, we must evidence a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days. Under Nasdaq’s rules, this date represents the maximum length of time that a Panel may grant to regain compliance. While we are diligently taking steps to comply in accordance with the Panel’s decision, there can be no assurances that we will be able to do so.

In order to facilitate one opportunity to regain compliance, at our 2010 annual meeting of stockholders we received stockholder approval for a potential reverse stock split that would reduce the number of shares of our common stock outstanding in an attempt to proportionally increase the price of our common stock. Our Board of Directors has approved a reverse stock split effective as of the close of business on August 13, 2010 with an exchange ratio of five existing shares to one new share. Additional information related to the reverse stock split is contained in our Current Report on Form 8-K dated July 28, 2010 and in our definitive proxy statement for our 2010 annual meeting of stockholders dated April 30, 2010, each as filed with the Securities and Exchange Commission.

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

If we fail to maintain adequate internal control over financial reporting or if we are unable to timely complete our assessment of the effectiveness of our internal control over financial reporting, we may be subject to a loss of public confidence and other negative consequences, and the trading price of our stock could be negatively impacted.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was enacted and signed into law. The Dodd-Frank Act, among other things, amends Section 404 of the Sarbanes-Oxley Act of 2002 to provide that non-accelerated filers, including smaller reporting companies, are permanently exempt from the requirement to obtain an attestation of management’s assessment of internal controls over financial reporting from the reporting company’s independent registered public accounting firm.  As a smaller reporting company, our management must still complete an internal assessment of our internal controls, but we are no longer required to seek attestation of our assessment from our independent registered accounting firm.  Effective internal controls assist us in providing reliable financial reports and to effectively detect and prevent fraud. As we have become a much smaller company with fewer general and administrative staff, however, it has become more difficult to achieve and maintain the existing internal control structure, and to afford the costs of doing so.

While we intend to try to maintain effective internal controls, if we fail, we may experience a loss of investor confidence in the reliability of our financial statements. This could harm our ability to sign new contracts with clients and to obtain financing for the business.  It may also negatively impact the trading price of our common stock.

There have been no other material changes from the information previously reported under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2— Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3— Defaults Upon Senior Securities

None.

ITEM 4— Removed and Reserved

ITEM 5— Other Information

None.

ITEM 6— Exhibits

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

THOMAS GROUP, INC.
Registrant

August 11, 2010	/s/ MICHAEL E. MCGRATH
Date	Michael E. McGrath
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