Form 10-Q
period 2010-09-30
THOMAS GROUP INC
filed 2010-11-12
CIK 900017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 12, 2010, there were 2,181,553 shares of the registrant’s common stock outstanding. Effective at 6:01 pm ET, August 13, 2010, the registrant effected a 1-for-5 reverse stock split of its common stock. The consolidated financial statements, notes and other references to share and per share data contained in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect such reverse stock split for all periods presented.

THOMAS GROUP, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1—Financial Statements

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2010	December 31, 2009

ASSETS
Current Assets
Cash and cash equivalents	$4,331	$5,004
Trade accounts receivable, net of allowance of $0 and $5 at September 30, 2010 and December 31, 2009, respectively	297	849
Unbilled receivables	99	378
Deferred tax asset, current, net of allowance of $123 and $4 at September 30, 2010 and December 31, 2009, respectively	—	111
Income tax receivable	109	2,835
Other current assets	138	281
Total Current Assets	4,974	9,458
Property and equipment, net of accumulated depreciation of $2,306 and $2,110 at September 30, 2010 and December 31, 2009, respectively	422	618
Deferred tax asset, net of allowance of $3,057 and $54 at September 30, 2010 and December 31, 2009, respectively	—	1,471
Other assets	31	31
	$5,427	$11,578
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$290	$725
Accrued wages and benefits	425	478
Income taxes payable	15	14
Note payable	13	149
Total Current Liabilities	743	1,366
Other long-term obligations	50	126
Total Liabilities	793	1,492
Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 2,768,708 and 2,768,708 shares issued and 2,181,553 and 2,096,902 shares outstanding at September 30, 2010 and December 31, 2009, respectively	28	138
Additional paid-in capital	28,131	30,761
Retained earnings (deficit)	(2,904)	2,949
Treasury stock, 587,155 and 671,806 shares at September 30, 2010 and December 31, 2009, respectively, at cost	(20,621)	(23,762)
Total Stockholders’ Equity	4,634	10,086
	$5,427	$11,578

See accompanying notes to condensed consolidated financial statements

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Consulting revenue before reimbursements	$442	$1,783	$2,834	$6,939
Reimbursements	77	315	330	1,067
Total revenue	519	2,098	3,164	8,006
Cost of sales before reimbursable expenses	275	1,071	1,995	3,898
Reimbursable expenses	77	315	330	1,067
Total cost of sales	352	1,386	2,325	4,965
Gross profit	167	712	839	3,041
Selling, general and administrative	1,666	2,595	5,257	9,107
Operating loss	(1,499)	(1,883)	(4,418)	(6,066)
Interest income, net of expense	(1)	—	(2)	6
Other income	—	302	180	329
Loss from operations before income taxes	(1,500)	(1,581)	(4,240)	(5,731)
Income tax expense (benefit)	2	(557)	1,613	(2,128)
Net loss	$(1,502)	$(1,024)	$(5,853)	$(3,603)

Loss per share:
Basic	$(0.70)	$(0.48)	$(2.76)	$(1.69)
Diluted	$(0.70)	$(0.48)	$(2.76)	$(1.69)

Weighted average shares:
Basic	2,152	2,123	2,122	2,131
Diluted	2,152	2,123	2,122	2,131

See accompanying notes to condensed consolidated financial statements.

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(5,853)	$(3,603)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	196	269
Gain on disposal of assets	—	(5)
Foreign currency translation (gain) loss	9	(64)
Stock - based compensation expense	419	114
Bad debt expense (recovery)	(5)	68
Deferred tax expense (benefit)	1,582	(25)
Other	17	(22)
Change in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	548	181
(Increase) decrease in unbilled receivables	279	228
(Increase) decrease in income tax receivable	2,726	1,548
(Increase) decrease in other current assets	143	154
Increase (decrease) in accounts payable and accrued liabilities	(504)	(487)
Increase (decrease) in note payable	(136)	—
Increase (decrease) in other liabilities	(60)	(27)
Increase (decrease) in income taxes payable	1	(56)
Net cash used in operating activities	(638)	(1,727)

Cash Flows From Investing Activities:
Proceeds from sale of assets	—	5
Net cash provided by investing activities	—	5

Cash Flows From Financing Activities:
Purchase of stock	(18)	(145)
Issuance of common stock	—	1
Tax effect of option exercises	—	(45)
Net cash used in financing activities	(18)	(189)

Effect of exchange rate changes on cash	(17)	22

Net change in cash	(673)	(1,889)

Cash and cash equivalents
Beginning of period	5,004	8,349
End of period	$4,331	$6,460

See accompanying notes to condensed consolidated financial statements.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                       Basis of Presentation— The unaudited condensed consolidated financial statements of Thomas Group, Inc. (the “Company”) include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly our results of operations for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10-K for the 2009 fiscal year, filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results of operations for the entire year ending December 31, 2010.

2.                                       Liquidity— Our cash balance was $4,331,000 at September 30, 2010. Our available liquidity is limited to our existing working capital and cash flow that we will be able to generate from operations. Our ability to generate additional cash from operations is determined primarily by our ability to generate substantial new revenue. We currently believe we have sufficient liquidity to sustain our operations at least through the first quarter of 2011. If circumstances change, we could be required to seek other sources of liquidity during 2010 or 2011. There can be no assurance that existing cash will be sufficient, that we will have access to the capital or credit markets if needed or that any of our strategies can be implemented on satisfactory terms, on a timely basis or at all to provide additional liquidity.

Effective November 1, 2010, we implemented temporary partial furloughs and salary reductions for members of our management team in order to reduce SG&A costs. Members of our management team are subject to a flexible work schedule and adjusted compensation based on job requirements, including utilization on client engagements. The work schedule of all members of our management team will be re-evaluated periodically. Work schedules and salaries may be adjusted as needed to ensure that necessary functions are performed during this period and to accommodate further changes in business conditions and changes in individual utilization on client engagements.

3.                                      Reverse Stock Split —Our Board of Directors and stockholders approved a 1-for-5 reverse split of our outstanding common stock that became effective at 6:01 pm ET, August 13, 2010. The new shares began trading on the Nasdaq Capital Market on August 16, 2010. As a result of the reverse stock split, every five shares of our issued and outstanding common stock, all treasury shares, and all unawarded or unvested shares under our approved stock plans were combined into one share. The reverse stock split did not change the number of authorized shares or par value of our common stock. All share and per share amounts have been adjusted to reflect the stock split for all periods presented.

4.                                       Earnings Per Share— Basic loss per share is based on the number of weighted average shares outstanding. Diluted loss per share includes the effect of dilutive securities such as stock options, stock warrants, and restricted stock awards expected to vest. The following table reconciles basic loss per share to diluted loss per share under the provisions of ASC 260, Earnings Per Share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	In thousands, except per share data		In thousands, except per share data
Numerator:
Net loss	$(1,502)	$(1,024)	$(5,853)	$(3,603)
Denominator:
Weighted average shares outstanding:
Basic	2,152	2,123	2,122	2,131
Effect of dilutive securities:
Common stock options	—	—	—	—
Restricted stock awards expected to vest	—	—	—	—
Diluted	2,152	2,123	2,122	2,131
Loss per share:
Basic	$(0.70)	$(0.48)	$(2.76)	$(1.69)
Diluted	$(0.70)	$(0.48)	$(2.76)	$(1.69)

Diluted loss per share is the same as basic loss per share for the three and nine month periods ended September 30, 2010 because the effect of outstanding options and unvested restricted stock would have been antidilutive due to the net loss.

Stock options and unvested restricted stock awards outstanding that are not included in the diluted loss per share computation due to the antidilutive effects were approximately 50,110 for the three and nine month periods ended September 30, 2010, and 86,533 for the three and nine month periods ended September 30, 2009.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We did not issue any stock options in 2009. During the third quarter of 2010 ending September 30, 2010, we issued 20,000 options under the 2005 Omnibus Plan.

5.                                       Options and Restricted Stock Awards— All share amounts subject to outstanding awards under the 2005 Omnibus Stock and Incentive Plan for Thomas Group, Inc, ( “2005 Omnibus Plan”) and the 2008 Omnibus Stock and Incentive Plan for Thomas Group, Inc, ( “2008 Omnibus Plan”) have been restated for the reverse stock split of 1 new share for each 5 old shares of our common stock.  Effective August 13, 2010, we amended the 2005 Omnibus Plan and the 2008 Omnibus Plan to reflect the reverse stock split by adjusting the number of shares of common stock reserved for issuance under the plans. Options to purchase shares of our common stock have been granted to directors, officers and employees. At September 30, 2010, options to purchase 20,110 shares of our common stock were outstanding and 110 were exercisable.

On March 1, 2008, the Compensation Committee granted Michael McGrath, our newly appointed Executive Chairman, an initial award of 20,000 restricted shares of our common stock which vested upon the date of grant, and a performance share award entitling Mr. McGrath to receive up to 70,000 shares of our common stock if certain conditions related to our profitability were satisfied. The initial restricted share award was granted pursuant to the 2005 Omnibus Plan. The performance share award was granted pursuant to the 2008 Omnibus Plan.

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

On March 9, 2010, an award entitling Mr. McGrath to receive up to an aggregate of 120,000 shares of restricted stock was granted to Mr. McGrath with vesting of 30,000 shares at the end of each calendar quarter, contingent upon his being employed by us at the end of such calendar quarter. On March 31, 2010, the first 30,000 shares vested and were issued to Mr. McGrath. On June 30, 2010, the second 30,000 shares vested and were issued to Mr. McGrath. On September 30, 2010, the third 30,000 shares were issued to Mr. McGrath.

On March 10, 2008, the Compensation Committee granted Earle Steinberg, our former President and Chief Executive Officer, an initial award of 10,000 restricted shares of our common stock which vested on March 10, 2009, the one year anniversary of their grant, and a performance share award entitling Mr. Steinberg to receive up to 76,000 shares of our common stock if certain conditions related to our profitability were satisfied. The initial restricted share award was granted pursuant to the 2005 Omnibus Plan. The performance share award was granted pursuant to the 2008 Omnibus Plan.

Effective December 21, 2009, Earle Steinberg was removed by the Board of Directors from his role as CEO and President. His employment agreement provided for payment of his salary for six months following separation, under certain circumstances. This amount of potential liability was accrued at December 31, 2009 and September 30, 2010. We ceased payments to Mr. Steinberg as of February 1, 2010 and have disputed our continuing liability for future payments under the employment agreement. He is no longer eligible for any outstanding performance stock awards as of December 21, 2009. Thus, all accrued but unvested stock-based compensation cost for 2008 and 2009 was reversed in December 2009.

The restricted share awards were valued on the date of grant using the closing price of our common stock on the Nasdaq Capital Market on that date. Compensation expense is recognized over the applicable period of service.

5.                                       Significant Clients— We had three clients who each accounted for more than 10% of our revenue in the three month period ended September 30, 2010. We had five clients who each accounted for more than 10% of our revenue in the nine month period ended September 30, 2010. Four clients each accounted for more than 10% of our revenue in the three and nine month period ended September 30, 2009.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	Revenue (In thousands)		Revenue (In thousands)

Client A	$237	$—	$392	$—
Client B	$147	$1	$346	$27
Client C	$89	$—	$381	$—
Client D	$—	$560	$—	$2,098
Client E	$—	$464	$669	$1,305
Client F	$—	$452	$—	$1,441
Client G	$—	$315	$—	$911
Client H	$—	$—	$332	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	% of revenue		% of revenue

Client A	46%	0%	12%	0%
Client B	28%	0%	11%	0%
Client C	17%	0%	12%	0%
Client D	0%	27%	0%	26%
Client E	0%	22%	21%	16%
Client F	0%	22%	0%	18%
Client G	0%	15%	0%	11%
Client H	0%	0%	11%	0%

There were no other clients from whom revenue exceeded 10% of total revenue in the three and nine month periods ended September 30, 2010 and 2009, respectively.

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

	September 30, 2010		December 31, 2009
	In thousands	% of AR	In thousands	% of AR

Client A	$78	13%	$—	0%
Client B	$44	7%	$95	11%
Client C	$189	31%	$—	0%
Client D	$—	0%	$58	0%
Client E	$66	11%	$267	31%
Client F	$—	0%	$62	7%
Client G	$—	0%	$86	10%
Client H	$—	0%	$—	0%

7.                                       Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
	2010	2009
	In thousands
Interest paid	$3	$3
Taxes paid	$11	$38

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.                                       Geographical Data— We provide services within one industry segment and conduct our business primarily in North America and Europe with only occasional activities elsewhere. Information regarding these areas follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	In thousands		In thousands
Revenue:
North America	$516	$1,538	$2,829	$5,309
South America	—	—	—	17
Europe	3	560	335	2,680
Total revenue	$519	$2,098	$3,164	$8,006
Gross profit:
North America	$164	$602	$735	$1,931
South America	—	—	—	17
Europe	3	110	104	1,093
Total gross profit	$167	$712	$839	$3,041

	September 30, 2010	December 31, 2009
	In thousands
Long-lived assets:
North America	$422	$618
Total	$422	$618

9.                                       Property and Equipment

	September 30, 2010	December 31, 2009
	In thousands
Equipment	$864	$864
Furniture and fixtures	541	541
Leasehold improvements	990	990
Computer software	333	333
	2,728	2,728
Less accumulated depreciation and amortization	(2,306)	(2,110)
	$422	$618

There were no investments in property and equipment during the three and nine month periods ended September 30, 2010.

10.                                 Stockholders’ Equity

At 6:01 pm ET on August 13, 2010, we effected a reverse stock split of our Common Stock. Pursuant to this reverse stock split, each 5 shares of Common Stock issued and outstanding as of the date following the reverse stock split were converted into 1 share of Common Stock. This reverse stock split reduced the number of shares of Common Stock outstanding. All per share data has been retroactively restated to reflect this reverse stock split.

On March 9, 2010, an award entitling Mr. McGrath to receive up to an aggregate of 120,000 shares of restricted stock was granted to Mr. McGrath with vesting of 30,000 shares at the end of each calendar quarter, contingent upon his being employed by us at the end of such calendar quarter. On March 31, 2010, the first 30,000 shares vested and were issued to Mr. McGrath out of treasury shares. On June 30, 2010, the second 30,000 shares vested and were issued to Mr. McGrath out of treasury shares. On September 30, 2010, the third 30,000 shares vested and were issued to Mr. McGrath. These shares were issued from treasury stock at a historical average cost of $35.12 per share adjusted for the reverse stock split. This led to a decrease in our treasury stock and additional paid-in capital of $1.1 million for the three month period ended September 30, 2010 and $3.2 million for the nine month period ended September 30, 2010.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Options

A summary of the status of our stock options issued to employees for the nine month period ended September 30, 2010 is presented below. As of September 30, 2010, there were 20,000 unvested stock options related to outstanding stock options.

Common Option Shares	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Outstanding at January 1, 2010	2,800	$48.59
Granted	20,000	$2.80
Exercised	—
Expired	(2,690)	$49.99
Outstanding at September 30, 2010	20,110	$2.86	5.20
Options exercisable at September 30, 2010	110	14.19	0.73

At September 30, 2010 there was approximately $24,000 of stock-based compensation costs related to unvested options to be recognized over the performance period through December 31, 2011. For 2010 these awards were valued at $1.38 per share.

Restricted Stock

A summary of the restricted stock award activity for the nine month period ended September 30, 2010 is presented below.

Restricted Stock	Shares

Outstanding award grants at January 1, 2010 (1)	24,266
Awards granted (2)	120,000
Awards cancelled	(24,266)
Vested (1)	(90,000)
Outstanding grants at September 30, 2010	30,000
Authorized awards to be granted in future years	—
Authorized awards at September 30, 2010 (2)	30,000

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

(2)                                  Authorized awards of 120,000 shares consisting of fully restricted shares were approved and granted to Mr. McGrath on March 9, 2010. Of the 120,000 shares, 30,000 shares vested on March 31, 2010, 30,000 shares vested on June 30, 2010, and 30,000 shares vested on September 30, 2010.

At September 30, 2010 there was approximately $35,000 of stock-based compensation costs related to unvested restricted stock awards to be recognized over the performance period of the remainder of 2010. For 2010 these awards were valued at $3.75 per share.

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

Income tax expense of $1.6 million for the nine month period ended September 30, 2010 reflected an effective tax rate of 38%, compared to income tax benefit of $2.1 million, or an effective tax rate of 37%, for the nine month period ended September 30, 2009. In the first quarter of 2010, our cumulative losses began to exceed our cumulative earnings. Additionally, we are not currently profitable and we determined that, as of March 31, 2010, it was no longer probable that we will recover our deferred tax asset. Thus, we established a valuation allowance to completely offset the deferred tax asset. The combined tax effect was to cause a deferred income tax expense for the nine month period ended September 30, 2010 of $1.6 million. Until we return to profitability, this will

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

have the effect of increasing the net loss as well as the loss per share compared to prior quarters. If we are able to return to sustained profitability and can comply with all the requirements of ASC 740-10-25, we should be able to recover all or part of our deferred tax asset.

We had no ASC 740 liabilities as of September 30, 2010 or December 31, 2009.

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

As of September 30, 2010, we had a note payable of $13,000 for insurance premiums for 2010.

13.           Issuer Repurchases of Shares— On March 6, 2008, we announced that our Board of Directors had reactivated a common stock repurchase program authorizing us to repurchase up to 101,090 shares of our common stock from time to time, subject to market conditions. In October 2008, our Board of Directors approved an expansion of our stock repurchase program, authorizing us to repurchase up to an additional 60,000 shares from time to time, subject to market conditions. The purpose of this stock repurchase program was to reduce the dilution from potential stock incentive payments for new employees.

During the first quarter of 2008, we established a written plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, which provided for the purchase of our common stock in support of our announced share repurchase program. During the first quarter of 2010, we repurchased 5,349 shares for a total of $17,737, or an average of $3.31 per share including commissions and fees.

As of January 31, 2010, we completed the authorized repurchase of 161,090 shares under the plan at a total cost of $1,259,640, or $7.81 per share, including commissions and fees.

14.           Recently Issued Accounting Pronouncements— In October 2009, the FASB issued ASU No. 2009-13 on ASC 605, Revenue Recognition— Multiple Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force. The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. This Update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this Update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in this Update also will replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This Update is effective for fiscal years beginning on or after June 15, 2010.  We do not believe that this new accounting update will have any significant impact on our consolidated financial statements.

15.           Subsequent events— Effective November 1, 2010, we implemented temporary partial furloughs and salary reductions for members of our management team in order to reduce SG&A costs. Members of our management team are subject to a flexible work schedule and adjusted compensation based on job requirements, including utilization on client engagements. The work schedule of all members of our management team will be re-evaluated periodically. Work schedules and salaries may be adjusted as needed to ensure that necessary functions are performed during this period and to accommodate further changes in business conditions and changes in individual utilization on client engagements. In the near term, our primary sales focus will be on governmental entities, although we will continue to pursue commercial business where we have the opportunity to do so. As a result of this change in focus, Barbara D. Stinnett, Executive Vice President and Chief Customer Officer — Worldwide Customer Operations resigned effective October 31, 2010, to pursue other opportunities more closely aligned with her interests.

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

•                  the possibility that we may not generate cash flow from operations sufficient to meet our cash needs before we exhaust existing resources;

•                  the potential for receiving a “going concern” opinion from our independent registered public accounting firm if our business does not improve during 2010;

•                  the possibility of being delisted from the Nasdaq Capital Market as a result of any future failure to maintain compliance with applicable listing standards;

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

We are in the business of helping clients improve profitability and reduce costs. While we expect the current economic environment to make our recovery more difficult in some respects, we believe that successful companies should focus more efforts on reducing costs and improving profitability as achieving revenue growth and obtaining external funding become more challenging. We believe that the nature of our product and service offerings and the value proposition that we offer to our clients place us in a strong position to help those companies accelerate and magnify their internal efforts to reduce costs and improve profitability.

Despite our view of the value of our product and service offerings, prospective clients are more cautious in making commitments to new engagements and may delay the commencement of projects. This has made our efforts to grow our revenue much more difficult than we had anticipated.

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

•                  Business Decision Processes,

•                  Product and Service Innovation,

•                  Operations, Improvement and Cost Reduction,

•                  Physician Practice Management (in healthcare),

•                  Supply Chain Management,

•                  Finance and Administration, and

•                  Marketing and Sales.

Historically, most of our clients have been large, diversified commercial or government enterprises in North America, Europe, South America and Asia.  For several years prior to April 2008, however, the majority of our revenue was derived from engagements with the U.S. Navy, both directly and through an intermediary.

In 2010, we have focused on diversifying our client base by delivering our solutions in North America, both to the U.S. government and to commercial entities. Beginning November 2010, we are concentrating our sales focus on government related organizations, although we will continue to pursue commercial business on an opportunistic basis for the short term. We also expect to engage in some business in Europe, and perhaps elsewhere, on an opportunistic basis.

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

Fixed fee revenue is recognized on the proportional performance model (which approximates the percentage completion method), based on direct labor hours expended and, when applicable, the completed performance model. In order to calculate the completion ratio on a given project, time and effort to date are divided by the total estimated time and effort for the entire project. This ratio is then multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date. A few of our fixed fee contracts, primarily assessments, are recognized using the completed contract performance model as these contracts are generally one to six weeks in duration and conclude with a presentation or agreed upon deliverable to the clients’ management. Revenues attributable to fixed fees were 49% and 80% of consolidated revenue for the three and nine month periods ended September 30, 2010, and 72% and 66% of consolidated revenue for the three and nine month periods ended September 30, 2009.

Task-based fees are recognized as revenue when the relevant task is completed, usually on a monthly basis. Revenues attributable to task-based fees were 36% and 10% for the three and nine month periods ended September 30, 2010, and 12% of consolidated revenue for the each of the three and nine month periods ended September 30, 2009.

Incentive fees are tied to improvements in a variety of client performance measures typically involving cycle time, asset utilization and productivity. Incentive fee revenue is recognized in the period in which the related client improvements are achieved and we obtain the client’s acceptance. Our incentive fee agreements with our clients define in advance the performance improvement standards that will form the basis for the payment of incentive fees. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, we obtain customer agreement to these achievements prior to recognizing revenue. Typically these contracts are for commercial customers and they provide for a base fee and an additional incentive fee earned according to a formula specified in the applicable contract. Incentive fees are affected by our clients’ business performance and prevailing economic conditions. We had no revenues attributable to incentive fees for the three and nine month periods ended September 30, 2010, but 1% and 8% of consolidated revenue for the three and nine month periods ended September 30, 2009 was attributable to incentive fees. As of September 30, 2010, we had no contracts that provided for incentive fees.

Reimbursement revenue represents repayment by our clients of our mutually agreed upon travel expenses as incurred. All billable travel expenses are submitted to and approved by the client. Revenues attributable to reimbursement were 15% and 10% of consolidated revenue for the three and nine month periods ended September 30, 2010, and 15% and 13% of consolidated revenue for the three and nine month periods ended September 30, 2009. For some clients, the fixed fee or task-based fee is inclusive of travel. In these cases, the travel expense is included in cost of sales.

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

In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the first quarter of 2010, our cumulative losses began to exceed our cumulative earnings. Our analyses of the positive and negative evidence indicate that it is more likely than not that all of the net deferred tax asset will not be realized, and a full valuation allowance is required. Additionally, we are not currently profitable and we determined that, as of March 31, 2010, it was no longer probable that we will recover our deferred tax asset. The combined tax effect was to cause an income tax expense for the nine month period ended September 30, 2010 of $1.6 million. Until we return to profitability, this will have the effect of increasing the net loss as well as the loss per share compared to prior quarters. At September 30, 2010, we increased our valuation allowance by $0.5 million. If we are able to return to sustained profitability and we can comply with all of the requirements of ASC 740-10-25, we should be able to recover all or part of our deferred tax asset.

As of September 30, 2010, we had a valuation allowance of $3.2 million of which $58,000 is subject to the limitations of Section 382 of the Internal Revenue Code.

For the third quarter ended September 30, 2010 we had no income tax expense compared to an income tax benefit of $0.6 million in the same quarter of last year. For the nine month period ended September 30, 2010 we incurred income tax expense of $1.6 million compared to an income tax benefit of $2.1 million for the nine month period ended September 30, 2009. At September 30, 2010, we booked a net operating loss of $4.1 million which is available to carry forward. As of September 30, 2010, we had a $6.9 million net operating loss to carry forward.

We also follow the guidance under ASC 740-10-25, which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. Under ASC 740-10-25, tax positions are initially recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. ASC 740-10-25 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. In addition, ASC 740-10-25 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. An income tax penalty is recognized as expense when the tax position does not meet the minimum statutory threshold to avoid the imposition of a penalty. As of September 30, 2010, we did not have any liabilities or associated interest under ASC 740-10-25.

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

June 15, 2010.  We do not believe that this new accounting update will have any significant impact on our consolidated financial statements.

Results of Operations

The following table sets forth the percentages of revenue for the identified items in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.8%	66.1%	73.5%	62.0%
Gross profit	32.2%	33.9%	26.5%	38.0%
Selling, general and administrative	321.0%	123.7%	166.2%	113.8%
Operating loss	(288.8)%	(89.8)%	(139.6)%	(75.8)%
Interest income (expense), net	(0.2)%	—%	(0.1)%	0.1%
Other income (expense)	—%	14.4%	5.7%	4.1%
Loss before income taxes	(289.0)%	(75.4)%	(134.0)%	(71.6)%
Income taxes expense (benefit)	0.4%	(26.5)%	51.0%	(26.6)%
Net income (loss)	(289.4)%	(48.9)%	(185.0)%	(45.0)%

Three Month Period Ended September 30, 2010 Compared to the Three Month Period Ended September 30, 2009

Revenue— In the third quarter of 2010, total revenues decreased $1.6 million, or 75%, to $0.5 million from $2.1 million in the third quarter of 2009. Task-based revenue was $0.2 million, or 36% of revenue, in the third quarter of 2010, compared to $0.3 million, or 12% of revenue, in the third quarter of 2009. Fixed fee revenue was $0.2 million, or 49% of revenue, in the third quarter of 2010, compared to $1.5 million, or 72% of revenue, in the third quarter of 2009. Reimbursement revenues were $0.1 million, or 15% of revenue, in the third quarter of 2010, compared to $0.3 million, or 15% of revenue, in the third quarter of 2009. There was no incentive revenue in the third quarter of 2010, compared to $0.03 million, or 1% of revenue, in the third quarter of 2009. As of November 12, 2010, we had no active incentive-based contracts.

North America region revenue decreased $1.0 million, or 66%, to $0.5 million in the third quarter of 2010, compared to $1.5 million in the third quarter of 2009. The decrease in North America revenues for the third quarter of 2010 compared to the third quarter of 2009 is due primarily to a decrease in our government business. The decrease in task-based revenue, which is associated with our government contracts, is due primarily to the ending of some programs which were not replaced by new business. The decrease in fixed fee revenue, which is associated with our commercial contracts, is due primarily to having a lower volume of commercial contracts, along with the contracts having a lower contract value for the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009. Reimbursable revenues, which also are associated with our commercial contracts, decreased due to the decrease in commercial activity.

We had no revenue in Europe in the third quarter of 2010. Our Europe region revenue was $0.6 million in the third quarter of 2009. Although we discontinued our owned Europe operations in 2006, we maintain a strategic relationship in Europe through which we may periodically obtain business.

Gross Profit— Gross profit margins were 32% of revenue, or $0.2 million, in the third quarter of 2010, compared to 34%, or $0.7 million, in the third quarter of 2009. Costs of sales consist of direct labor, travel, and other direct costs incurred by our consultants to provide services to our clients and to complete client related projects, including training. The drop in the quarterly gross margins is related to the slowdown of our government and commercial programs, to lower utilization rates of our consultants, and to lower pricing on some engagements in this period.

Selling, General and Administrative Expenses— SG&A costs for the third quarter of 2010 were $1.7 million, compared to $2.6 million in the third quarter of 2009. The $0.9 million decrease is related primarily to a $0.8 million decrease in payroll costs due to the decline in the number of consultants employed, a $0.1 million decrease in travel related expenses, a $0.1 million decrease in bad debt expense, and a $0.2 million decrease in other costs due to a decline in activity as compared to the same period in 2009, offset by a $ 0.2 million increase in sales commissions and executive bonus due to the reversal of executive bonus in the third quarter of 2009, and $0.1 million increase in stock-based compensation during the third quarter of 2010.

Income Tax (Expense) Benefit— For the third quarter of 2010 we incurred no income tax expense compared to an income tax benefit of $0.6 million in the same quarter of last year. In the first quarter of 2010, our cumulative losses began to exceed our cumulative earnings. Additionally, we are not currently profitable and we determined that, as of March 31, 2010, it was no longer probable that we will recover our deferred tax asset. We established a valuation allowance to completely offset our deferred tax assets. Until we can return to profitability, this will have the effect of increasing the net loss as well as the loss per share compared to prior quarters. If we able to return to sustained profitability and when we can comply with all of the requirements of ASC 740-10-25, we should be able to recover all or part of our deferred tax asset.

Nine Month Period Ended September 30, 2010 Compared to the Nine Month Period Ended September 30, 2009

Revenue— In the first nine months of 2010, total revenues decreased $4.8 million, or 60%, to $3.2 million from $8.0 million in the first nine months of 2009. Task-based revenue was 0.3 million, or 10% of revenue, in the first nine months of 2010 , compared to $1.0 million, or 12% of revenue, in the first nine months of 2009. Fixed fee revenue was $2.6 million, or 80% of revenue, in the first nine months of 2010, compared to $5.3 million, or 66% of revenue, in the first nine months of 2009. Reimbursement revenues were $0.3 million, or 10% of revenue, in the first nine months of 2010, compared to $1.1 million, or 13% of revenue, in the first nine months of 2009. We had no revenue attributable to incentive fees in the first nine months of 2010, compared to $0.7 million, or 8% of revenue, in the first nine months of 2009. As of November 12, 2010, we had no active incentive-based contracts.

North America region revenue decreased $2.5 million, or 47%, to $2.8 million in the first nine months of 2010, compared to $5.3 million in the first nine months of 2009. The decrease in North America revenues for the first nine months of 2010 compared to the first nine months of 2009 is due primarily to a decrease in our government business. The decrease in task-based revenue, which is associated with our government contracts, is due primarily to the ending of some of our U.S. Navy programs following the government’s decision to consolidate these programs into a single contracting vehicle for which we were not named as a provider. The decrease in fixed fee revenue, which is associated with our commercial contracts, is due primarily to having a lower volume of our commercial contracts, along with the contracts having a lower contract value for the first nine months of 2010 compared to the first nine months of 2009. Reimbursable revenues, which also are associated with our commercial contracts, decreased due to the decrease in commercial activity.

We had no revenue in South America during the first nine months of 2010. Our South America region revenue was $17,000 during the first nine months of 2009.

During the first nine months of 2010, we recorded $0.3 million in revenue from a client located in Europe, compared to $2.7 million in revenue in the first nine months of 2009. Although we discontinued our Europe operations in 2006, we maintain a strategic relationship in Europe through which we may periodically obtain business.

Gross Profit— Gross profit margins were 27% of revenue, or $0.8 million, in the first nine months of 2010, compared to 38%, or $3.0 million, in the first nine months of 2009. Costs of sales consists of direct labor, travel, and other direct costs incurred by our consultants to provide services to our clients and to complete client related projects, including training. The drop in the year-to-date gross margins is related to the slowdown of our government and commercial programs during the first nine months of 2010, to lower utilization rates of our consultants in the first nine months of 2010, and to lower pricing on some engagements in this period.

Selling, General and Administrative Expenses— SG&A costs for the first nine months of 2010 were $5.3 million compared to $9.1 million in the first nine months of 2009. The $3.8 million decrease is primarily related to a $2.4 million decrease in payroll costs due to the decline in the number of consultants employed, a $0.2 million decrease in sales commissions and executive bonus, a $0.5 million decrease in travel related expenses, a $0.3 million decrease in legal expenses, a $0.2 million decrease in outside consultants used related to the decrease in activity, a $0.1 million decrease in audit, tax and accounting service costs, a $0.1 million decrease in maintenance and license agreements, a $0.1 million decrease in bad debt expense, a $0.1 million decrease in depreciation and amortization costs, and a $0.1 million decline in other costs due to a decrease in activity and the lower number of consultants employed as compared to prior year, offset by a $0.3 million increase in stock-based compensation during the first nine months of 2010.

Other Income— Other income for the first nine of 2010 included the collection of $0.2 million from the final liquidation of a former subsidiary in Europe and $0.02 million for credits received from audit adjustments on insurance premiums.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $0.7 million during the first nine months of 2010 compared to a $1.9 million decrease during the first nine months of 2009. The major components of these changes are discussed below.

Cash Flows from Operating Activities— For the first nine months of 2010, net cash used in operating activities was $0.6 million, compared to net cash used of $1.7 million for the first nine months of 2009. This decrease in net cash used in operating activities is due primarily to the income tax refund received in the first nine months of 2010 of $2.7 million offset by a non-cash decrease in deferred tax assets of $1.6 million, a decrease in our accrued liabilities, and increased collection of our accounts receivable offset by the net loss for the first nine months of 2010.

Cash Flows from Investing Activities— There were no investing activities in the first nine months of 2010, compared to $5,000 in the first nine months of 2009, related to proceeds from the sale of assets.

Cash Flows from Financing Activities— Cash used in financing activities for the first nine months of 2010 was $0.02 million related to the purchase of stock under our stock repurchase plan, compared to $0.2 million in the first nine months of 2009, related to the $0.1 million purchase of stock under our stock repurchase plan and the net tax effect of stock issuances.

On March 6, 2008 we announced that our Board of Directors had reactivated a common stock repurchase program, authorizing us to repurchase up to 101,090 shares of our common stock from time to time, subject to market conditions. In October 2008, our Board of Directors approved an expansion of our stock repurchase program, authorizing us to repurchase up to an additional 60,000 shares from time to time, subject to market conditions.

During the first quarter of 2008, we established a written plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, which provided for the purchase of our common stock in support of our announced share repurchase program. During the first quarter of 2010, we repurchased 5,349 shares for a total of $17,737, or an average of $3.31 per share including commissions and fees.

As of January 31, 2010, we completed the authorized repurchase of 161,090 shares under the plan at a total cost of $1,259,640, or $7.81 per share including commissions and fees.

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

We currently believe that our available working capital of $4.2 million at September 30, 2010 is sufficient to provide the necessary resources for us at least through the first quarter of 2011. Our cash balance at September 30, 2010 was $4.3 million, or $2.04 per diluted share. Our available liquidity is limited to our existing working capital and cash flow that we will be able to generate from operations in 2010. There can be no assurance that existing cash will be sufficient, that we will have access to the capital or credit markets if needed or that any of our strategies can be implemented on satisfactory terms, on a timely basis or at all.

Effective November 1, 2010, we implemented temporary partial furloughs and salary reductions for members of the Company’s management team in order to reduce Expenses. Members of the management team are subject to a flexible work schedule and adjusted compensation based on job requirements, including utilization on client engagements. The work schedule of all members of the management team will be re-evaluated periodically. Work schedules and salaries may be adjusted as needed to ensure that necessary functions are performed during this period and that client service and sales efforts continue uninterrupted to accommodate further changes in business conditions and changes in individual utilization on client engagements.

Inflation— Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the three month period ended September 30, 2010 or 2009. However, there can be no assurance our business will not be affected by inflation in the future.

Commitments and Off-Balance Sheet Arrangements— As of September 30, 2010, we had no material commitments for capital expenditures or any obligations that would qualify to be disclosed as off-balance sheet arrangements.

ITEM 3—Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in circumstances affecting our exposure to interest rate or foreign exchange rate risk since December 31, 2009.

ITEM 4— Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, Michael McGrath, our Executive Chairman, President and Chief Executive Officer, and Frank Tilley, our Vice President and Chief Financial Officer, have concluded that, as of September 30, 2010, in their judgment, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us, including our subsidiaries, in the reports we file, or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Executive Chairman, President and Chief Executive Officer and Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no changes in our internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II— OTHER INFORMATION

ITEM 1— Legal Proceedings

Effective December 21, 2009, Earle Steinberg was removed from his role as CEO and President. His employment agreement (the “Agreement”) provided for payment of his salary for six months following separation, under certain circumstances. We ceased making such payments to Mr. Steinberg as of February 1, 2010 and have disputed our continuing liability for the unpaid amount under the Agreement. On May 24, 2010, Mr. Steinberg filed suit against us in the District Court of Dallas County claiming breach of this Agreement and asserting a total claim of $206,000 plus attorney’s fees. We intend to vigorously defend against this claim. However, this amount of potential liability (excluding legal fees) was accrued at December 31, 2009 and September 30, 2010.

We have notified our employment liability insurance carrier of this claim, and we expect that much of our legal costs for this lawsuit will be covered by insurance, subject to a deductible. We have expensed our legal costs to date in the period incurred.  Through September 2010, our legal costs in this matter have been $17,000.

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

ITEM 1A— Risk Factors

On September 7, 2010, we received notice from The Nasdaq Stock Market confirming that we had regained compliance with Nasdaq’s listing standards following our 1-for-5 reverse stock split, and our common stock continues to be listed on The Nasdaq Stock Market. As a result, the risk factor in our Annual Report on Form 10-K for the year ended December 31, 2009, titled “We are currently not in compliance with Nasdaq rules for continued listing on the Nasdaq Capital Market and are at risk of being delisted, which may decrease the liquidity of our common stock and subject us to the SEC’s penny stock rules” is no longer applicable.

If we are unable to return to profitability during 2010, we may receive a “going concern” opinion from our independent auditors at the end of 2010. This could materially and adversely affect our potential to sign contracts with new clients, further limiting our opportunity to return to profitability.

Our management believes that, as of September 30, 2010, we met the requirements of U.S. generally accepted accounting principles, or GAAP, for a “going concern,” which contemplates the realization of assets and discharge of liabilities in the ordinary course of business. Management has prepared the financial statements included in this Quarterly Report on Form 10-Q on that basis. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects that may result from the outcome of various uncertainties described in these risk factors and elsewhere in this Quarterly Report. If we are unable to develop sufficient new business from existing and new clients to allow us to return to profitability, we may no longer meet this requirement as of the end of 2010. In that event, the report of our independent registered public accounting firm with respect to our financial statements for the year ended December 31, 2010 may contain an explanatory paragraph with respect to our ability to continue as a going concern. Such a statement may make it more difficult for us to sign new contracts with clients and to obtain necessary capital or credit, and may have other effects that further adversely impact our ability to return to profitability.

In order to help maintain our continued listing on Nasdaq, we have executed a reverse stock split. This reduced our shares outstanding by 80%, which reduced the trading volume in our stock proportionally. This may result in reduced liquidity for all shareholders and may result in increased volatility in our stock price over time.

The reduced trading volume which results from the decreased number of shares that are publically held (i.e. not held by “insiders”) may make it more difficult to buy or sell our stock, even though we may maintain our listing on the Nasdaq Capital Market. The reduced volume of stock trades that may result may also increase the volatility of our stock price over time. Also, some owners will now own odd lots (i.e. less than 100 shares) that may become more difficult or costly to trade.

Although we believe we are currently in compliance with the listing requirements of the Nasdaq Capital Market, there is no assurance that we will continue to remain so. If we fail to remain in compliance, we will be exposed to possible delisting and the liquidity of our stock may be further negatively impacted.

We believe that we are currently in compliance with all of the listing requirements of the Nasdaq Capital Market. There is no assurance that we will continue to remain in compliance. There are several criteria for continued listing on the Nasdaq Capital Market. If we fail to meet any of them in the future, we may again receive notice of our failure to meet the requirements. If we are unable to regain compliance during the permitted time frame following receipt of any such notice, we may again risk being delisted by Nasdaq and listed on the “pink sheets’ with potentially further adverse impact on the liquidity of our stock as well as from the SEC’s “penny stock rules” if our stock price again falls below the $1 per share closing bid price for an extended period.

If we fail to maintain adequate internal control over financial reporting or if we are unable to timely complete our assessment of the effectiveness of our internal control over financial reporting, we may be subject to a loss of public confidence and other negative consequences, and the trading price of our stock could be negatively impacted.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was enacted and signed into law. The Dodd-Frank Act, among other things, amends Section 404 of the Sarbanes-Oxley Act of 2002 to provide that non-accelerated filers, including smaller reporting companies, are permanently exempt from the requirement to obtain an attestation of management’s assessment of internal controls over financial reporting from the reporting company’s independent registered public accounting firm.  As a smaller reporting company, our management must still complete an internal assessment of our internal controls, but we are no longer required to seek attestation of our assessment from our independent registered public accounting firm.  Effective internal controls assist us in providing reliable financial reports and to effectively detect and prevent fraud. As we have become a much smaller company with fewer general and administrative staff, however, it has become more difficult to achieve and maintain the existing internal control structure, and to afford the costs of doing so.

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
3.4

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Thomas Group effective August 13, 2010 (filed as Exhibit 3.1 to our Current Report on Form 8-K filed August 16, 2010 and incorporated herein by reference).

* 10.1	Amendment No. 1 to the 2005 Omnibus Stock and Incentive Plan for Thomas Group, Inc. dated effective August 13, 2010.
* 10.2	Amendment No. 1 to the 2008 Omnibus Stock and Incentive Plan for Thomas Group, Inc. dated effective August 13, 2010.
* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
* 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMAS GROUP, INC.
Registrant

November 12, 2010	/s/ MICHAEL E. MCGRATH
Date	Michael E. McGrath
Executive Chairman, President and CEO

Thomas Group, Inc.

Form 10-Q

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
3.4

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Thomas Group effective August 13, 2010 (filed as Exhibit 3.1 to our Current Report on Form 8-K filed August 16, 2010 and incorporated herein by reference).

* 10.1	Amendment No. 1 to the 2005 Omnibus Stock and Incentive Plan for Thomas Group, Inc. dated effective August 13, 2010.
* 10.2	Amendment No. 1 to the 2008 Omnibus Stock and Incentive Plan for Thomas Group, Inc. dated effective August 13, 2010.
* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
* 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Filed herewith