Form 10-K
period 2010-12-31
THOMAS GROUP INC
filed 2011-03-24
CIK 900017

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-22010

THOMAS GROUP, INC.
(Exact name of registrant as specified in our charter)

Delaware	72-0843540

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5221 North O'Connor Boulevard, Suite 500, Irving, Texas	75039-3714

(Address of principal executive offices)	(Zip Code)

(972) 869-3400

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common stock, par value $.01 per share	The NASDAQ Capital Market LLC

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         As of June 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,807,571 based on the NASDAQ Capital Market Closing Price of $3.20 per share.

         As of March 24, 2011, there were 2,211,553 shares of the registrant's common stock outstanding.

Documents incorporated by reference

Portions of the registrant's definitive proxy statement pertaining to the 2011 Annual Meeting of Stockholders to be filed on or before April 30, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

  •
  the possibility that we may not be able to retain key personnel or to attract necessary replacements to enable our recovery;

  •
  an inability to attract, hire, develop, train and retain experienced consultants necessary to meet client needs.

  •
  a prolonged weak economic recovery or further downturn;

  •
  the inability of the US government to pass a budget for the fiscal year ending September 30, 2011;

  •
  disruption in our relationships with customers;

  •
  an inability to successfully sustain sufficient cost containment initiatives;

  •
  the competitive environment of the industry in which we operate;

  •
  the possibility of being delisted from the Nasdaq Capital Market as a result of our failure to maintain compliance with applicable listing standards; and

  •
  the potential for receiving a "going concern" opinion from our independent public accounting firm if our business does not improve during 2011.

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

        Through our proprietary Process Value Management™, or PVM™, methodology, our consultants refine processes throughout an organization to give our clients a competitive advantage that increases revenues, lowers costs, and generates cash. With our more than 30 years of change management experience, innovation, and knowledge leadership, we have demonstrated our ability to apply this methodology in hundreds of clients in both the private and the public sectors. We strive to provide measurable results for clients during our engagements, not just reports for actions to be implemented by the client following our departure from the client.

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

        The Commercial Business Unit focuses on sales to aerospace firms, to industrial clients, transportation firms, and to healthcare entities including hospitals, medical practices and pharmaceutical firms.

        The Government Business unit is focused on sales to U.S. government agencies, to all branches of the military, and to state and local government entities.

        In the future we may create additional practices as we see potential market opportunities, or we may combine or eliminate practices in response to market conditions.

        Through the years, we have developed a number of service offerings that employ the PVM approach and methodology to drive productivity improvements within multiple areas of our clients' enterprises. Although we continue to provide solutions to client problems in many areas of need, over the past two years we have refined our offerings to focus our marketing more often on specific solutions in

  •
  Operations, Improvement and Cost Reduction

  •
  Culture and Change Management,

  •
  Business Decision Processes,

  •
  Product and Service Innovation,

  •
  Physician Practice Management (in healthcare),

  •
  Supply Chain Management,

  •
  Finance and Administration, and

  •
  Marketing and Sales.

  Operations, Improvement and Cost Reduction

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

        In addition to these areas of focus where we primarily employ PVM and related techniques to achieve results for clients, we also focus on the following areas:

  Healthcare—Physician Practice Management

        We provide services to improve the patient services and financial performance of large physician practice management groups, especially those which are hospital owned. Our focus is on improving internal operations to find and remove the barriers that limit the effectiveness of the practice group in providing consistent, effective high quality service to patients throughout the multi-location organization as well as to identify and reduce those barriers to superior financial performance across all locations. In the case of a hospital owned physician practice, our work may also improve the performance of the supporting hospital.

  Healthcare—Emergency Room Efficiency

        We provide services designed to improve patient care thorough identifying and reducing barriers to efficient operations of both the emergency room and the related hospital, and to facilitate effective cross functional management teams when appropriate. We develop and install metrics that allow the organization to measure and improve its on-going performance. Typically, we improve both the patient centered metrics and the financial performance of the emergency room operations and staff satisfaction.

  Product Development

        Our work in product development is focused on increasing the productivity of product development organizations in complex environments while reducing costs and reducing time-to-market for new products. We help organizations develop new product development processes as well refine existing PACE® based product development processes to move to the next generation techniques.

  Business Decision Processes

        Our work in business decision processes is focused on assisting organizations in making more effective decisions through training in decision making techniques and through creating a unified and consistent structure for the decisions makers within an organization to utilize to ensure that the decisions they are making are based on analysis, a structured decision process, and include factors designed to identify and effectively manage risk for the organization and for the decision maker. We develop customized training programs and implement structured decision making processes individualized for each client.

Contractual Arrangements and Revenue Recognition

        We perform services and provide solutions for clients pursuant to contracts that typically have terms of two weeks to one year or longer. We are compensated for our professional services and solutions in one or more of three ways:

  •
  fixed fees,

  •
  task-based fees, or

  •
  incentive fees.

        Our fee type and structure for each client engagement depends on a number of variables, including the size of the client, the complexity and geographic dispersion of its business, the extent of the opportunity for us to improve the client's processes and other factors. Some of our contracts are cancellable with little notice. We do not report bookings or backlog because we believe the uncertainties associated with cancelable contracts may render such information misleading.

        In the last few years, the majority of our revenue is derived from fixed fee and task-based fee contracts.

        Fixed fee revenue is recognized on the proportional performance model (which approximates the percentage completion method), based on direct labor hours expended and, when applicable, the completed performance model. In order to calculate the completion ratio on a given project, time and effort to date are divided by the total estimated time and effort for the entire project. This ratio is then multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date. A few of our fixed fee contracts, primarily assessments, are recognized using the completed contract performance model as these contracts are generally one to six weeks in duration and conclude with a presentation or agreed upon deliverable to the clients' management. Revenues attributable to fixed fees were 77%, 69% and 42% of consolidated revenue for the years ended December 31, 2010, 2009, and 2008, respectively.

        Task-based fees are recognized as revenue when the relevant task is completed, usually on a monthly basis. Revenues attributable to task-based fees were 12%, 11% and 49% of consolidated revenue for the years ended December 31, 2010, 2009, and 2008, respectively.

        In the last few years, we have had relatively few engagements involving incentive fees. Incentive fees are tied to improvements in a variety of client performance measures typically involving cycle time, asset utilization and productivity. Incentive fee revenue is recognized in the period in which the related client improvements are achieved and we obtain the client's acceptance. Our incentive fee agreements with our clients define in advance the performance improvement standards that will form the basis for the payment of incentive fees. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, we obtain customer agreement to these achievements prior to recognizing revenue. Typically these contracts are for commercial customers and they provide for a base fee and an additional incentive fee earned according to a formula in the contract. Incentive fees are affected by our clients' business performance and prevailing economic conditions. Revenues attributable to incentive fees were 0%, 7% and 2% of consolidated revenue for the years ended December 31, 2010, 2009, and 2008, respectively. As of March 24, 2011, we had no contractual agreements that included incentive fees. While incentive fees are not currently a significant portion of our revenue, earlier in our history they were more significant.

        Reimbursement revenue represents our clients' repayment of our mutually agreed upon travel expenses as incurred. All billable travel expenses are submitted to and approved by the client. Revenues attributable to reimbursement were 11%, 13% and 7%, for the years ended December 31, 2010, 2009, and 2008, respectively. For some clients, the fixed fee or task-based fee is inclusive of travel. In these cases, the travel expense is included in cost of sales.

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

        Contracts related to these U.S. government engagements often are executed within the United States government's budget cycle and may be fully funded for up to one year at a time. They may be renewed annually for successive one-year periods if the life of the engagement extends beyond one fiscal year. For our engagements with the U.S. government, we contract either directly with the government through our listing with the General Services Administration or we use an intermediary that acts as a prime contractor providing contracting and administrative services for the majority of our government programs. Last year and again in this current fiscal year, the U.S. government has failed to pass a budget bill to fund their operations on an annual basis or have not done so until later in the year than is normal. Instead it has relied on a series of shorter-term "continuing resolutions" to fund day to day operations. This has made it much more difficult for us as well as other government contractors to obtain contracts for new work with the U.S. government, due both to the rules related to such continuing resolutions as well as to the reluctance of contracting officers to commit to longer term projects that may not be funded by the next continuing resolution.

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

        We also have a separate arrangement with Carpe Diem Consulting for work that they may do in Russia though a joint venture in which we do not participate in the ownership. We have licensed our trademarks and intellectual property to Carpe Diem to use in this market in exchange for a royalty based on revenue actually collected by the joint venture. Revenue from this arrangement is not expected to be significant.

        From time to time, we also do business in other areas of the world in addition to the U.S. and Europe. For example, during 2009 and 2008 we also performed services in South America. In these cases, we may perform this work directly.

Clients

        Historically, most of our clients have been large, diversified commercial or government enterprises in North America, Europe, South America and Asia. For several years prior to May 2008, however, the majority of our revenue was derived from engagements with the U.S. Navy, both directly and through an intermediary.

        In 2010, we have focused on diversifying our client base by delivering our solutions in North America, both to the U.S. government and to commercial entities. Beginning November 2010, we concentrated our sales focus on government related organizations, although we will continue to pursue commercial business on an opportunistic basis for the short term. We also expect to engage in some business in Europe, and perhaps elsewhere, on an opportunistic basis.

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

        For the year ended December 31, 2010, the four clients who each accounted for more than 10% of our revenue were Amtrak, Trinity Millennium Group, Stanley Associates and Alpha Natural Resources.

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

Employees

        At December 31, 2010, we had a total of 28 employees, consisting of six full-time consultants, five sales and marketing employees, eight administrative employees and nine consultants on furlough. When on furlough, consultants continue to receive company benefits, but are not paid any salary unless they are called back to work. They can be called back based on their individual qualifications to work on either short term sales efforts and marketing projects or client engagements.

        In addition to our staff of consultants, from time to time we supplement them with contractors who have specialized skills or knowledge required for specific client assignments. We maintain an active database of potential consultants and contractors for future engagements. Although the market for talented personnel is always competitive, because we focus on hiring senior managers and executives, we believe that we can attract the needed individuals as either employees or contractors to staff new engagements.

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

        While some of our competitors focus on the application of a single methodology to all client problems, we feel that the implementation of a successful process improvement program requires the proper selection, application, and management of appropriate process improvement tools. In addition to our proprietary tools, we often use the following non-proprietary tools when providing services to our clients:

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

        Through our proprietary Process Value Management methodology, our consultants seek to utilize the appropriate process improvement tools to predict the financial benefits that will be obtained through deployment of those tools in our client's organization. For each client, we seek to measure the status of the organization when we begin an engagement, develop appropriate metrics to measure key drivers of the performance of the organization, manage the change process and measure our improved results at the end of our engagement, while leaving the organization with a metrics based process for continuous improvement following our departure.

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

        During March and April of 2008, two of our multi-year contracts with the U.S. Navy expired. These contracts accounted for approximately 85% of our revenue in 2007 and 44% of our revenue in 2008. Our revenue for 2010 and 2009 decreased significantly as compared to 2008 and 2007, due in large part to these contract expirations. In response to the loss of these contracts, we have implemented cost-containment initiatives, reorganized our management structures, enhanced our product and service offerings and implemented enhanced business development processes. To date, however, we have not been able to replace a significant portion of the revenue lost due to these contract expirations.

        As a result of the loss of these contracts, our inability to develop new client relationships in sufficient volume, and our inability to reduce Cost of Sales and Selling, General and Administrative Costs sufficiently to offset the decline in revenue, we were unprofitable in 2010. Although we continue to reduce or contain costs, if we are unable to develop significant new client relationships and generate increased revenue from new consulting engagements to allow us to return to profitability in 2011, our ability ultimately to recover will be adversely affected. There can be no assurance that we will ultimately be successful in increasing revenues and reducing or containing costs sufficiently to return to profitability.

Our current cash resources might not be sufficient to meet our cash needs over time. We continue to believe that our cash balances, together with cash generated from operating activities, will be sufficient to provide funds that are adequate for our operating needs through March 31, 2012. However, if we are unable to generate positive cash flows sufficient to fund our needs, our business, financial condition and results of operations could be materially and adversely affected.

        During 2010 and 2009, we experienced net losses. Our ability to generate additional cash from operations is determined primarily by our ability to generate substantial new revenue. We have developed a business plan for 2011 including an internal forecast of cash needs. Based on this plan, we believe that existing cash resources and cash generated from current operations will be sufficient to satisfy our operating cash needs at least through March 31, 2012.

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

If we are unable to return to profitability during 2011, we may receive a "going concern" opinion from our independent auditors at the end of 2011. This could materially and adversely affect our potential to sign contracts with new clients, further limiting our opportunity to return to profitability.

        Management believes that, as of December 31, 2010, we met the requirements of U.S. generally accepted accounting principles, or GAAP, for a "going concern," which contemplates the realization of assets and discharge of liabilities in the ordinary course of business. Management has prepared the financial statements included in this Form 10-K on that basis. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects that may result from the outcome of various uncertainties described in these risk factors and elsewhere in this Form 10-K. If we are unable to develop sufficient new business from existing and new clients to allow us to return to profitability, we may no longer meet this requirement as of the end of 2011. In that event, the report of our independent registered accounting firm with respect to our financial statements for the year ended December 31, 2011 may contain an explanatory paragraph with respect to our ability to continue as a going concern. Such a statement may make it more difficult for us to sign new contracts with clients and to obtain necessary capital or credit, and may have other effects that further adversely impact our ability to return to profitability.

A prolonged weak economic recovery or further downturn could have a material adverse effect on our results of operations.

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

        A decline in the level of business activity of our clients has negatively affected our ability to secure new client engagements, increased the likelihood of existing client engagement contract cancellations, and reduced our utilization rates, all of which has had a material adverse impact on our ability to generate revenue and on our operating results. In addition, the current economic downturn has caused some clients to reduce or defer their expenditures for consulting services, making our recovery more difficult. We have implemented and will continue to implement cost-savings initiatives to closely manage our expenses; however, current and future savings initiatives will not permit us to return to profitability without significant revenues from new contracts or new clients. Although the downturn appears to have stabilized and a slow recovery may have begun, this has not yet resulted in substantial new business for us. The prolonged weak economy has impacted almost all government entities, which has made obtaining new business in this target market more challenging.

The current credit market conditions are unpredictable and unfavorable for many companies, and they are impacting the economy in uncertain ways. This situation may negatively impact our ability to generate the additional revenues required for us to return to profitability.

        Beginning in the fall of 2008, credit markets in the U.S. and worldwide became unstable and unpredictable and credit became difficult to obtain for many companies and organizations. In response many companies and organizations reduced discretionary spending, including spending on consulting services. Although the credit markets have stabilized in recent months, credit is still difficult to obtain for many entities.

        Unless credit becomes more readily available, the current uncertainty may make it more difficult for us to sign new consulting contracts with new or former clients and may negatively impact our ability to return to profitability.

Although we believe we are currently in compliance with the listing requirements of the Nasdaq Capital Market, there is no assurance that we will continue to remain so. If we fail to remain in compliance, we will be exposed to possible delisting andthe liquidity of our stock may be further negatively impacted.

        We believe that we are currently in compliance with all of the listing requirements of the Nasdaq Capital Market. There is no assurance that we will continue to remain in compliance. There are several criteria for continued listing on the Nasdaq Capital Market. If we fail to meet any of them in the future, we may receive notice of our failure to meet the requirements. If we are unable to regain compliance during the permitted time frame following receipt of any such notice, we may risk being delisted by Nasdaq.

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

We are a small company with a thinly traded stock, and two of our stockholders control more than 66% of our stock. Between early 2008 and mid-January 2010, we repurchased stock in the open market, which has further reduced the "public float" of shares available for trading on a daily basis. Our reverse stock split reduced the number of shares outstanding by 80%. Additionally, one of our two major stockholders died on December 31, 2010. Ultimately his stock may be sold by the administrator of his estate. As a result, a stockholder's liquidity may be seriously limited and our stock price may volatile.

        In January 2010, we completed a Rule 10b5-1 plan under which we repurchased shares of our common stock in market transactions between April 2008 and mid-January 2010. These repurchases may have provided additional liquidity for our stockholders during that time period. Currently, we have no plans to resume stock repurchases under this plan or otherwise, so Company repurchases will no longer be a potential source of additional liquidity for our stockholders.

        Our largest two stockholders (one of whom is also a member of our Board of Directors) collectively own over 66% of the outstanding shares of our common stock. On December 31, 2010 the other of these two shareholders died after a brief illness. His shares are now owned by his estate. It is possible that the estate administrator may ultimately attempt to sell these shares. If the administrator attempts to sell these shares in the open market, it could result in increased volatility or a reduction in market price.

        The average daily trading volume for shares of our common stock is limited, often less than 6,000 shares per day. As a result, a stockholder may not be able to quickly or efficiently liquidate his/her position in our common stock, or may be subject to unpredictable swings in price as buyers or sellers are unable to find a ready market for transactions.

        Combined, these factors may result in limited stockholder liquidity and very volatile stock pricing.

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

        Historically we have derived a significant portion of our revenue from a limited number of engagements. From year to year, revenue from one or more individual clients may exceed 10% of our revenue for such period. For the year ended December 31, 2010, four clients each represented more than 10% of our revenue. If contracts with major clients are not renewed upon termination or if any of our significant engagements is reduced in scope or cancelled, we would lose a significant amount of revenue. In general, the volume of work we perform for any particular client varies from year to year due to the specific engagement nature of our business. A client accounting for a significant portion of our revenue in one year may not comprise a significant portion of our revenue in the following year due to completion of the project, early termination of the project or a reduction of the scope of our engagement in the following year. Thus, in order to maintain revenue or grow revenue, we generally have to sell new engagements to new clients. During 2010 we had difficulty doing so, and there can be no assurance that we will be able to do so more productively in 2011.

Over half of our revenue is derived from government client engagements, and we are currently focusing our sales efforts on government engagements. This exposes us to various risks inherent in government contracts and the government contracting process.

        We perform work for various government entities and agencies. As a result, our business is susceptible to special risks inherent in government contracts and the government contracting process, including the following:

  •
  In normal years, government entities fund projects annually through congressionally appropriated monies pursuant to the government budgeting cycle beginning on October 1 of each year. While in some cases our government engagements may be planned and executed as multi-year projects, the initial contract term is typically one year or less, running through the next September 30 after the contract is signed, and may contain options to annually extend the term through the end of the project. Extensions are generally awarded each October 1 through the end of the project in conjunction with the government budgeting cycle. Our government clients reserve the right to change the scope of or terminate these projects with limited notice for lack of approved funding and at their convenience. Occasionally, congressional approval for appropriations extends beyond October 1. In such a case, we typically obtain short-term extensions to fund the project until congressional approval is obtained.

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

  •
  In recent years, including the current fiscal year ending September 30, 2011, the government has been unable to pass a budget on a timely basis. Instead it has used a series of short-term "continuing resolutions" to fund the government. For the current year, the government is also attempting to agree on a course of action to deal with the impact of the current recession which has resulted in much lower government revenues. This has increased uncertainty and made contracting for new projects extremely difficult due to the uncertainty inherent in this process as well as the rules with apply to these continuing resolutions.

  •
  The current economic recession while funding two wars overseas has resulted in record deficits for the federal government. Local governments have also been adversely affected by the economic downturn. Practically all governmental entities have suffered unprecedented declines in revenue while they continue to spend to stimulate the economy or maintain and expand needed services. This has resulted in record deficits for most governmental entities. This most probably will make it more difficult to begin new projects with these entities, even when we can drive significant savings or cost reductions.

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

  •
  We may have difficulty finding suitable professionals to enable us to comply with governmental regulations due to the unique experience qualifications required for our consultants for some engagements.

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

Our revenue and operating results may fluctuate significantly from quarter to quarter, and fluctuations in operating results could cause our stock price to be volatile and unpredictable.

        Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors. In future quarters, operating results may be below the expectations of market analysts or investors, and the price of our common stock may decline or may be volatile and unpredictable. Factors that could cause quarterly fluctuations include:

  •
  a shift to shorter term contracts by clients in response to the economic cycle;

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

  •
  the ability of our competitors to fund more extensive sales organizations;

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

        Our business consists primarily of the delivery of professional services and solutions and our success depends upon the efforts, abilities and project execution of our business consultants. Our consultants have highly specialized skills. If key consultants leave and we are unable to replace them with suitable candidates, we could experience difficulty in managing the affected client engagements. Professionals with requisite credentials and experience qualified to be our consultants are in demand and we face significant competition for these professionals from our competitors, academic institutions, government entities, research firms and other organizations, including our clients.

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

        Many of our competitors offer consulting services that are similar to those provided by our consultants. Although we strive to differentiate our services and solutions by using experienced professionals to deliver improvements using our proprietary PVM approach and methodology or other intellectual property, there can be no guarantee that potential clients will find such differentiation persuasive. If we cannot effectively differentiate our services and solutions from those offered by our competitors, our sales efforts could be adversely affected, and therefore our revenue and our results of operations could decline.

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

        Any failure on our part to grow or to manage growth or fluctuations in the size of our business successfully could adversely affect our revenue and results of operations. Our current focus is on expanding our client base into new areas of the federal government and into new areas within the U.S. military. Expanding our position in these areas will likely require extensive management attention and may increase our overall selling, general and administrative expenses. Current budget issues in the federal government make obtaining new significant contracts more challenging than in any recent period. The result has been an increase in the number of short term contracts, which may or may not be extended upon termination. In some cases, when they are extended, it is only after a gap period of several weeks or months. This makes it more challenging to manage our resource pool of consultants and to manage the cost of them as demand changes. If we fail to do so, our results of operations could be adversely affected.

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

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") was enacted and signed into law. The Dodd-Frank Act, among other things, amends Section 404 of the Sarbanes-Oxley Act of 2002 to provide that non-accelerated filers, including smaller reporting companies, are permanently exempt from the requirement to obtain an attestation of management's assessment of internal controls over financial reporting from the reporting company's independent registered public accounting firm. As a smaller reporting company, our management must still complete an internal assessment of our internal controls, but we are not required to seek attestation of our assessment from our independent registered public accounting firm. Effective internal controls assist us in providing reliable financial reports and to effectively detect and prevent fraud. As we have become a much smaller company with fewer general and administrative staff, however, it has become more difficult to achieve and maintain the existing internal control structure, and to afford the costs of doing so.

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

        We currently operate primarily in the United States and have limited operations through a non-owned affiliate in Europe. If our revenue from international operations does not exceed the expense associated with establishing and maintaining our international operations, our results of operations could suffer.

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

        Based on our current forecast, we believe that existing cash resources and cash generated from current operations will be sufficient to satisfy our operating cash needs at least through March 31, 2012.

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

        Provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In addition, our directors including Gen. John T. Chain, Jr. currently have and may continue to have a significant ownership interest in our common stock which would make it difficult for a third party to acquire a majority of our outstanding common stock, without their consent.

ITEM 1B.    Unresolved Staff Comments.

        None.

ITEM 2.    Properties.

        We lease approximately 26,000 square feet of office space at our principal executive office in Irving, Texas under a lease which expires in March 2012.

ITEM 3.    Legal Proceedings.

        Effective December 21, 2009, Earle Steinberg was removed from his role as CEO and President. His employment agreement (the "Agreement") provided for payment of his salary for six months following separation, under certain circumstances. We ceased making such payments to Mr. Steinberg as of February 1, 2010 and have disputed our continuing liability for the unpaid amount under the Agreement. On May 24, 2010, Mr. Steinberg filed suit against us in the District Court of Dallas County claiming breach of this Agreement and asserting a total claim of $206,000 plus attorney's fees. We intend to vigorously defend against this claim. However, this amount of potential liability (excluding legal fees) was accrued at December 31, 2009 and December 31, 2010.

        We have notified our employment liability insurance carrier of this claim, and we expect that much of our legal costs for this lawsuit will be covered by insurance, subject to a $50,000 deductible. We have expensed our legal costs to date in the period incurred. Through December 31, 2010, our legal costs in this matter have been $36,000.

        We are currently in negotiations to settle Mr. Steinberg's claims for a sum less than his asserted total claim, but that settlement has not been finalized as of March 24, 2011. If successful, such a anticipated settlement may result in a gain which will be recorded in 2011 when the settlement is finalized. There can be no assurance that such a settlement will be reached at this time.

        We may become subject to various other claims and legal matters, such as collection matters initiated by us in the ordinary course of conducting our business. As of the date of this Annual Report on Form 10-K, we believe neither such claims and legal matters nor the cost of prosecuting and/or defending such claims and legal matters will have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

ITEM 4.    Removed and Reserved

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant's Common Equity

        Our common stock is listed on the Nasdaq Capital Market under the symbol "TGIS." On December 11, 2009 we transferred our listing to the Nasdaq Capital Market from the Nasdaq Global Market because we no longer complied with (i) the minimum bid price requirements as set forth in Listing Rule 5450(a)(1) of the Nasdaq Stock Market, which requires that listed securities maintain a minimum closing bid price of $1.00 per share, and (ii) the minimum market value of publicly held shares as set forth in Listing Rule 5450(b)(1)(C), which requires that the market value of publicly held shares be at least $5,000,000. At that time we met the requirements for listing on the Nasdaq Capital Market, which has a lower requirement for the minimum market value of publicly held shares of $1,000,000, with the exception of maintaining a minimum closing bid price of $1 per share.

        On March 16, 2010, we received notification from the Nasdaq Stock Market that we had not regained compliance with the Nasdaq Listing Rules requiring that we maintain a minimum closing bid price of $1.00 per share. In order to provide an additional opportunity to regain compliance, at our 2010 annual meeting of stockholders in June 2010, we received stockholder approval for a reverse stock split that reduced the number of shares of our common stock outstanding in an attempt to increase the price of our common stock. Our Board of Directors approved a reverse stock split effective as of the close of business on August 13, 2010, with an exchange ratio of five existing shares to one new share of our common stock. This reverse stock split was effective at 6:01 p.m. ET on August 13, 2010.

        As a result of the reverse stock split, every five shares of our issued and outstanding common stock, all treasury shares, and all unawarded or unvested shares under our approved stock plans were combined into one share of common stock. The reverse stock split did not change the number of authorized shares or par value of the common stock.

        On September 7, 2010, we received a letter from The Nasdaq Stock Market ("Nasdaq") confirming that we had regained compliance with Nasdaq's minimum $1.00 per share bid price requirement. The Nasdaq letter further stated that at that time we met the other applicable standards for Nasdaq listing, and that the Nasdaq Listing Qualifications Hearings Panel had determined to continue the listing of our common stock on The Nasdaq Stock Market. As of March 25, 2011, we are in compliance with all the applicable standards for continue listing on the Nasdaq Capital Market.

        The stock prices adjusted for the reverse stock split set forth below represent the highest and lowest sales prices per share of our common stock for the indicated quarters as reported on the Nasdaq Capital Market, or the Nasdaq Global Market, as applicable, as well as the dividends declared during these periods:

Quarter Ended	Dividends Declared	High	Low
December 31, 2010	$0	$3.23	$1.41
September 30, 2010	$0	$2.80	$1.70
June 30, 2010	$0	$3.90	$2.90
March 31, 2010	$0	$4.20	$3.05
December 31, 2009	$0	$5.80	$2.60
September 30, 2009	$0	$6.50	$2.75
June 30, 2009	$0	$4.65	$3.65
March 31, 2009	$0	$4.90	$2.41

Holders of Record

        As of December 31, 2010, there were approximately 71 holders of record of our common stock, not including holders who own stock in "street name".

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

Issuer Repurchases of Shares

        During the first quarter of 2008, we established a written plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, which provided for the purchase of our common stock in support of our announced share repurchase program. The purpose of this stock repurchase program was to reduce the dilution from potential stock incentive payments for new employees. After a waiting period, repurchases commenced on April 7, 2008. During the first quarter of 2010, we repurchased 5,349 shares for a total of $17,737, or an average of $3.31 per share including commissions and fees.

        As of January 31, 2010, we completed the authorized repurchase of 161,090 shares under the plan at a total cost of $1,259,640 or $7.81 per share. At this time we have no plans for additional stock repurchases.

ITEM 6.    Selected Financial Data.

        The following table presents selected consolidated financial information that has been prepared based on our audited consolidated financial statements for each of the fiscal years in the five-year period ended December 31, 2010. The financial statements for each of the fiscal years ended December 31, 2010, 2009, 2008, 2007 and 2006 have been audited by Hein & Associates LLP, an independent registered public accounting firm.

        This information should be read in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. Historical operating and statistical information may not be indicative of our future performance.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	In thousands, except per share and share data
Revenue	$3,514	$9,553	$25,121	$55,869	$59,478
Operating expenses	9,280	16,873	33,682	45,341	44,571

Operating income (loss)	(5,766)	(7,320)	(8,561)	10,528	14,907
Other income, net	182	425	296	530	362

Income (loss) from continuing operations before income taxes	(5,584)	(6,895)	(8,265)	11,058	15,269
Income taxes expense (benefit)	1,617	(2,619)	(2,450)	4,012	3,764

Income (loss) from continuing operations before the cumulative effect of a change in accounting principle	(7,201)	(4,276)	(5,815)	7,046	11,505
Gain on discontinued operations, net of related income tax expense (benefit) effect of $0 for each of the years 2010, 2009, 2008, 2007 and 2006, respectively	—	—	—	—	1

Net income (loss)	$(7,201)	$(4,276)	$(5,815)	$7,046	$11,506

Per share of common stock:
Basic earnings (loss) per share:	$(3.37)	$(2.01)	$(2.64)	$3.20	$5.32
Diluted earnings (loss) per share:	$(3.37)	$(2.01)	$(2.64)	$3.14	$5.19
Dividends per share:	$—	$—	$—	$2.00	$1.50
Weighted average shares:
Basic	2,136,796	2,123,524	2,195,460	2,198,045	2,162,423
Diluted	2,136,796	2,123,524	2,194,460	2,238,254	2,213,018

	Year ended December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data
Working capital	$2,952	$8,092	$13,211	$19,323	$16,787
Total assets	$4,111	$11,578	$17,154	$25,939	$24,043
Long-term obligations, including current maturities	$25	$126	$202	$238	$103
Total stockholders' equity	$3,317	$10,086	$15,251	$21,544	$18,663

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

Overview

        We are a professional services firm that executes and implements process improvements and culture change management operations strategies to produce improved operational and financial performance for our clients. We are a Delaware corporation founded in 1978 and headquartered in Irving, Texas.

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

        The Government Business Unit is focused on sales to U.S. government agencies, to all branches of the military, and to state and local government entities. This is the current focus for most of our efforts to develop new business.

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

        Fixed fee revenue is recognized on the proportional performance model (which approximates the percentage completion method), based on direct labor hours expended and, when applicable, the completed performance model. In order to calculate the completion ratio on a given project, time and effort to date are divided by the total estimated time and effort for the entire project. This ratio is then multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date. A few of our fixed fee contracts, primarily assessments, are recognized using the completed contract performance model as these contracts are generally one to six weeks in duration and conclude with a presentation or agreed upon deliverable to the clients' management. Revenues attributable to fixed fees were 77%, 69% and 42% of consolidated revenue for the years ended December 31, 2010, 2009, and 2008, respectively.

        Task-based fees are recognized as revenue when the relevant task, as defined in the contract, is completed, usually on a monthly basis. Revenues attributable to task-based fees were 12%, 11% and 49% of consolidated revenue for the years ended December 31, 2010, 2009, and 2008, respectively.

        Incentive fees, in some cases, may be earned based on improvements in a variety of client performance measures typically involving cycle time, asset utilization and productivity. Incentive fee revenue is recognized in the period in which the related client improvements are achieved and we obtain the client's acceptance. Our incentive fee agreements with our clients define in advance the performance improvement standards that will form the basis for the payment of incentive fees. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, we obtain customer agreement to these achievements prior to recognizing revenue. Typically these contracts are for commercial customers and they provide for a base fee and an additional incentive fee earned according to a formula in the contract. Incentive fees are affected by our clients' business performance and prevailing economic conditions. Revenues attributable to incentive fees were 0%, 7% and 2% of consolidated revenue for the years ended December 31, 2010, 2009, and 2008, respectively. As of December 31, 2010, we had no contractual agreements that provided for incentive fees in addition to fixed fees. While incentive fees are not currently a significant portion of our revenue, earlier in our history they have been more significant.

        Reimbursement revenue represents our clients' repayment of our mutually agreed upon travel expenses as incurred. All billable travel expenses are submitted to and approved by the client. Revenues attributable to reimbursement were 11%, 13% and 7%, for the years ended December 31, 2010, 2009, and 2008, respectively. For some clients, the fixed fee or task-based fee is inclusive of travel. In these cases, the travel expense is included in cost of sales.

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

        We paid dividends of $0.10 per share on January 12, 2007, April 13, 2007, July 13, 2007 and October 12, 2007. On December 6, 2007, our Board of Directors declared a dividend of $0.10 payable to shareholders of record as of December 31, 2007. This dividend was paid on January 12, 2008. We currently have no plans to pay dividends in the future.

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

        In addition to timing differences arising from operating assets and liabilities, we also record deferred tax assets for the tax benefits of net operating losses and foreign tax credits. For United States federal tax purposes, at December 31, 2006, we had net operating loss carryovers of approximately $2.9 million, and a $2.8 million balance at December 31, 2007, December 31, 2008 and December 31, 2009. As of December 31, 2010, we had a net operating loss carryovers of approximately $8.2 million, of which $2.8 million is subject to the limitations of Section 382 of the Internal Revenue Code.

        In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the first quarter of 2010, our cumulative losses began to exceed our cumulative earnings. Additionally, we are not currently profitable, and in accordance with GAAP we determined as of the end of March 2010 that it was no longer probable that we will recover our deferred tax asset. The combined tax effect was to cause an income tax expense of $1.6 million for the year ended December 31, 2010. As of December 31, 2010, the valuation allowance is $3.6 million of which $58,000 is subject to the limitations of Section 382 of the Internal Revenue Code.

        Our assessment of our deferred tax asset in March 2010 included a review of the critical assumptions affecting the ultimate realizability of this deferred tax asset. For 2009 we were able to claim a refund of Federal income taxes paid in prior years. Generally, in order for us to be able to utilize the tax deductions that give rise to the balance of this deferred tax asset, it must be probable that we will be able to generate adequate profits in the future. As a result, and particularly in light of our net losses in recent periods, it is management's view that the most critical assumption affecting the realizability of this deferred tax asset is the assumption that we will be able to return to sustained profitability. Despite successes in reducing costs, generating additional revenue to return to profitability has proved difficult. Thus, in accordance with GAAP we determined that it was no longer probable that we will recover our deferred tax asset.

        We also follow the guidance under ASC 740-10-25, which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. Under ASC 740-10-25, tax positions are initially recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. ASC 740-10-25 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. In addition, ASC 740-10-25 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. An income tax penalty is recognized as expense when the tax position does not meet the minimum statutory threshold to avoid the imposition of a penalty. As of December 31, 2010, we did not have any liabilities or associated interest under ASC 740-10-25.

        We recognize deductible interest accrued related to tax penalties as interest expense in our Consolidated Statements of Operations and we recognize non-deductible accrued interest and penalties as income tax expense in our Consolidated Statements of Operations. Non-deductible penalties and interest were $100, $100 and $14,000 for the years 2010, 2009 and 2008, respectively.

        We are currently subject to the statutes of limitations for federal and state income taxes in the states in which we perform our services. The last year that is now closed for audit for Federal income taxes is 2008. Our Federal income tax return for the year ended December 31, 2007 was audited by the Internal Revenue Service in 2009. There were no changes to the taxes due as a result of this audit.

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

Results of Operations

        The following sets forth certain operating data as a percentage of revenue for the periods presented:

	Percentage of Revenue For Year Ended December 31,
	2010	2009	2008
Revenue	100.0%	100.0%	100.0%
Cost of sales	76.6%	64.5%	59.9%

Gross profit	23.4%	35.5%	40.1%
Selling, general and administrative	187.5%	112.2%	74.2%

Operating loss	(164.1%)	(76.7%)	(34.1%)
Interest income (expense), net	(0.1%)	0.1%	1.2%
Other income	5.2%	4.4%	—

Loss from continuing operations before income taxes	(159.0%)	(72.2%)	(32.9%)
Income taxes expense (benefit)	46.0%	(27.4%)	(9.8%)

Net loss	(205.0%)	(44.8%)	(23.1%)

Years Ended December 31, 2010 and 2009

Revenue

        Total revenue decreased $6.0 million, or 63%, to $3.5 million in 2010, from $9.6 million in 2009. The overall decrease in revenues is due primarily to a decrease in our government business due to the ending of some of our U.S. Navy programs following the government's decision to consolidate these programs into a single contracting vehicle for which we were not named as a provider. The decrease is also due to having a lower volume of commercial contracts, along with the contracts having a lower contract value for the year ended December 31, 2010. Typically, our initial customer engagement consists of a paid assessment followed by a longer, more extensive program. During 2010, we recorded revenues on 21 assessments and programs from 16 different customers compared to 38 assessments and programs with 27 different customers during 2009.

        Fixed fee revenues decreased $3.9 million, or 59%, to $2.7 million, or 77% of revenue, in 2010 from $6.6 million, or 69% of revenue, in 2009. The decrease in fixed fee revenues is attributable to the lower number of active commercial contracts, along with the contracts having a lower contract value for the year ended December 31, 2010. During 2010, we derived fixed fee revenues from 19 assessments and programs from 14 different customers, versus 33 programs and assessments from 25 different customers in 2009. In 2010, we recorded fixed fee revenues from four customers with multiple engagements, versus eight customers with multiple engagements in 2009.

        Task-based revenues decreased $0.6 million, or 57%, to $0.4 million, or 12% of revenue, in 2010, from $1.0 million, or 10% of revenue, in 2009. The decrease in task-based revenues relates to the decrease in the number of active programs with the United States government. During 2010, we derived task-based revenues on four assessments and programs from three customers, versus five assessments and programs from two customers in 2009. In 2010, we recorded task-based revenues from one customer with multiple engagements versus two customers with multiple engagements in 2009.

        Incentive fee revenues decreased $0.7 million, or 100%, to $0 million, or 0% of revenue, in 2010, from $0.7 million, or 7% of revenue, in 2009. Although we continue to offer a portion of our fees contingent on performance based metrics, our more recent customers have preferred fixed fee or task-based arrangements.

        Reimbursement revenues decreased $0.9 million, or 70%, to $0.4 million, or 11% of revenues, in 2010, from $1.3 million, or 13%, in 2009. The decrease in the number of commercial contracts is primarily responsible for the decrease in reimbursement revenues.

        North America region revenue decreased $3.4 million, or 52%, to $3.1 million in 2010, from $6.6 million in 2009. Revenues from United States government contracts decreased $0.7 million, or 28%, to $1.8 million from $2.5 million in 2009. Revenues from contracts with commercial clients in the United States decreased $2.7 million, or 65%, to $1.4 million from $4.1 million in 2009.

        We had no revenue in our South America region in 2010 compared to $0.02 million in 2009.

        Our Europe region revenue decreased $2.6 million, or 87%, to $0.4 million in 2010, from $3.0 million in 2009.

Gross Profit

        Gross profit for 2010 decreased $2.6 million to $0.8 million, or 23% of revenue, from $3.4 million, or 36% of revenue, in 2009. Costs of sales, which is a component of gross profit, consists of direct labor, travel, and other direct costs incurred by our consultants to provide services to our clients and to complete client related projects, including training. The drop in the quarterly and year-to-date gross margins is related to the significant slowdown of our government and commercial programs during 2010, and to lower pricing on some engagements in this period.

Selling, General and Administrative

        SG&A costs for the year ended December 31, 2010 were $6.6 million compared to $10.7 million in the year ended December 31, 2009. The $4.1 million decrease is primarily related to a $3.0 million decrease in payroll costs due to the decline in the number of employees, a $0.3 million decrease in sales commissions and executive bonus, a $0.6 million decrease in travel related expenses, a $0.4 million decrease in legal expenses, a $0.3 million decrease in outside consultants and contract labor used related to the decrease in activity, a $0.1 million decrease in audit, tax and accounting service costs, a $0.1 million decrease in maintenance and license agreements, a $0.1 million decrease in depreciation and amortization costs, and a $0.2 million decline in other costs due to a decrease in activity and the lower number of employees as compared to prior year, offset by a $1.0 million increase in stock-based compensation for the year ended 2010.

Income Taxes

        During 2010, we recorded income tax expense of $1.6 million compared to an income tax benefit of $2.6 million during 2009. Our effective tax rate for 2010 was 34%, compared to 38% in 2009. In the first quarter of 2010, our cumulative losses began to exceed our cumulative earnings. Additionally, we are not currently profitable, and we determined that as of the end of March 2010 it was no longer probable that we will recover our deferred tax asset. The combined tax effect was to cause an income tax expense of $1.6 million for the year ended December 31, 2010. The effect is to increase the net loss as well as the loss per share compared to prior quarters. If we are able to return to sustained profitability and when we can comply with all of the requirements of ASC 740-10-25, we should be able to recover all or part of our deferred tax asset.

        From 2001 to 2005, we had provided a valuation allowance for the full amount of our net deferred tax assets. During 2006, however, we determined that a valuation allowance was appropriate on only approximately $117,000 of the net operating loss carryforward, due to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and therefore we removed $1.8 million of the valuation allowance. At December 31, 2008, we further reduced the valuation allowance by $59,000 to $58,000 as a result of another revaluation of this account. We are not currently profitable, and we determined that as of the end of March 2010 it was no longer probable that we will recover our deferred tax asset. This resulted in an increase in our valuation allowance of $3.5 million. As of December 31, 2010, the valuation allowance is $3.6 million of which $58,000 is subject to annual limitations under Section 382 of the Internal Revenue Code.

        We continue to provide a valuation allowance against our net deferred tax assets against net operating loss carryforwards subject to annual limitation under Section 382. While the factors listed above were considered in assessing the sufficiency of a valuation allowance, there is no assurance an adjustment to the valuation allowance would not need to be made in the future if information about future years change. Any change in the valuation allowance would impact our income tax provision and net income in the period in which such a determination is made.

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

        From 2001 to 2005, we had provided a valuation allowance for the full amount of our net deferred tax assets. During 2006, however, we determined that a valuation allowance was appropriate on only approximately $117,000 of the net operating loss carryforward, due to annual limitations under Section 382 of the Internal Revenue Code, and therefore we removed $1.8 million of the valuation allowance. At December 31, 2008, we further reduced the valuation allowance by $59,000 to $58,000 as a result of another revaluation of this account. As of December 31, 2009, the valuation allowance was $58,000.

Quarterly Results

        The following table sets forth certain unaudited operating results for each of the four quarters in the two years ended December 31, 2010. This information has been prepared on the same basis as the audited financial statements and, in our opinion, includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented.

	2010				2009
	For the Three Months Ended				For the Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	In thousands, except per share data
Revenue	$1,651	$994	$519	$350	$3,288	$2,619	$2,098	$1,547
Gross profit (loss)	504	169	167	(17)	1,442	886	712	355
Operating income (loss)	(1,472)	(1,446)	(1,499)	(1,348)	(1,920)	(2,264)	(1,883)	(1,254)
Net income (loss)	$(2,905)	$(1,446)	$(1,502)	$(1,348)	$(1,225)	$(1,354)	$(1,024)	$(673)
Earnings (loss) per share:
Basic	$(1.38)	$(0.68)	$(0.70)	$(0.62)	$(0.57)	$(0.63)	$(0.48)	$(0.32)
Diluted	$(1.38)	$(0.68)	$(0.70)	$(0.62)	$(0.57)	$(0.63)	$(0.48)	$(0.32)
Weighted average shares:
Basic	2,093	2,122	2,152	2,182	2,136	2,133	2,123	2,102
Diluted	2,093	2,122	2,152	2,182	2,136	2,133	2,123	2,102
Stock Price(a):
High	$4.20	$3.90	$2.80	$3.23	$4.90	$4.65	$6.50	$5.80
Low	$3.00	$2.90	$1.70	$1.41	$2.40	$3.65	$2.75	$2.60
Close	$3.25	$3.20	$1.70	$1.84	$4.10	$4.40	$6.50	$3.10

(a)
These stock prices represent the highest and lowest sales prices per share of our common stock as reported on the NASDAQ Global Market prior to December 11, 2009 or on the NASDAQ Capital Market beginning December 11, 2009. All stock prices have been adjusted to reflect the five-for-one reverse stock split on August 13, 2010, for all periods presented. Our common stock is listed on the NASDAQ Capital Market under the symbol "TGIS."

Liquidity and Capital Resources

        For the year ended December 31, 2010, net cash decreased $2.0 million, compared to a net decrease of $3.3 million for the year ended December 31, 2009. For the year 2010, net cash used by operating activities was $1.9 million, compared to net cash used of $3.0 million for the year 2009. This decrease in net cash used by operating activities is due primarily to the income tax refund received during the year 2010 of $2.7 million and offset by a non-cash decrease in deferred tax assets of $1.6 million, offset by a decrease in our accrued liabilities, increased collection of our accounts receivable and by the net loss for the year 2010.

        There were no investing activities during the year 2010, compared to $0.1 million during 2009, consisting of computer and software purchases.

        Cash used for financing activities for the year 2010 was $0.02, compared to $0.3 million during the year 2009, each related to the purchase of stock under our stock repurchase plan.

        Pursuant to a resolution of the Board of Directors to repurchase up to 101,090 shares, on March 6, 2008 we entered into a Rule 10b5-1 repurchase plan to establish a systematic program authorizing a stockbroker to execute repurchases in accordance with the terms of the Rule 10b5-1 plan. After a waiting period, repurchases commenced on April 7, 2008. In October 2008, our Board of Directors approved an expansion of our stock repurchase program, authorizing us to repurchase up to an additional 60,000 shares from time to time, subject to market conditions.

        During the year ended December 31, 2010, we repurchased 5,349 shares for a total of $17,737, or an average of $3.31 per share including commissions and fees.

        As of January 31, 2010, we completed the authorized repurchase of 161,090 shares under the plan at a total cost of $1,259,640 or $7.81 per share. At this time we have no plans for additional stock repurchases.

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

        Our ability to achieve positive gross margins, control costs and generate cash flow from operations in the future will determine our ability to arrange debt facilities in the future. We regularly evaluate our business to enhance our liquidity position. Our cash balance at December 31, 2010 was $3.0 million, or $1.41 per diluted share. We are currently generating a net operating loss. We have no line of credit or other borrowing facility. Our available liquidity is limited to our existing working capital, and cash flow that we will be able to generate from operations in 2011. Our ability to generate additional cash from operations is determined primarily by our ability to generate substantial new revenue. We currently believe we have sufficient liquidity to sustain our operations at least through March 31, 2012.

        If circumstances change or we fail to meet our revenue expectations in our forecast for 2011 or we are unable to control our expenses as planned, we could be required to seek other sources of liquidity during 2011 or seek or implement alternative strategies. There can be no assurance that existing cash will be sufficient, that we will have access to the capital or credit makets if needed or that any of our strategies can be implemented on satisfactory terms, on a timely basis or at all to provide additional liquidity.

Inflation

        Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the years ended December 31, 2010, 2009 or 2008. However, there can be no assurance our business will not be affected by inflation in the future.

Off-Balance Sheet Arrangements

        At December 31, 2010, and 2009, we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Contractual Obligations

        The amounts of our contractual obligations at December 31, 2010, as well as the maturity of these commitments, are as follows:

	Payment due in
Contractual Obligations	Total	2011	2012	2013	Later Years
	in thousands
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Insurance note payable	39	39	—	—	—
Operating lease obligations	729	591	138	—	—
Purchase obligations	166	156	10	—	—
Deferred rent obligations	126	101	25	—	—

Total	$1,060	$887	$173	$—	$—

        Long-term debt obligations:    At December 31, 2010, we had no long-term debt obligations.

        Capital lease obligations:    At December 31, 2010, we had no capital lease obligations.

        Operating lease obligations:    Operating lease obligations consist of office rental commitments for our offices in Irving, Texas and various equipment leases for copiers, postage meters and laptop computers.

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

        Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

        This Annual Report on Form 10-K does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting pursuant to the Dodd-Frank Act signed into law on July 21, 2010. The Dodd-Frank Act, among other things, amends Section 404 of the Sarbanes-Oxley Act of 2002 to provide that non-accelerated filers, including smaller reporting companies, are permanently exempt from the requirement to obtain an attestation of management's assessment of internal controls over financial reporting from the reporting company's independent registered public accounting firm. As a smaller reporting company, our management must still complete an internal assessment of our internal controls, but we are not required to seek attestation of our assessment from our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting during our fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information.

        There was no information required to be disclosed in a report on Form 8-K in the fourth quarter of 2010 which was not reported.

 PART III

ITEM 10.    Directors and Executive Officers of the Registrant.

        The information required by this Item 10 is incorporated herein by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders, which will be filed on or before April 30, 2011.

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

ITEM 11.    Executive Compensation.

        The discussion under "Executive Compensation" in our Proxy Statement for our 2011 Annual Meeting is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management.

        The discussion under "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for our 2011 Annual Meeting of Stockholders is incorporated herein by reference.

        The following table provides information related to the number of shares to be issued upon exercise of all outstanding options, warrants and rights and the number of shares available for future issuance under our equity compensation plans at December 31, 2010.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	110	(1)(2)	$14.19	183,333
Equity compensation plans not approved by security holders	—		—	—

Total	110		$14.19	183,333

(1)
These plans include the Thomas Group, Inc. 1992 Stock Option Plan, the 2005 Omnibus Stock and Incentive Plan, and the 2008 Omnibus Stock and Incentive Plan.

(2)
The number of shares is subject to adjustments for changes resulting from stock dividends, stock splits, recapitalizations and similar events.

ITEM 13.    Certain Relationships and Related Transactions.

        The discussion under "Certain Relationships and Related Transactions" in our Proxy Statement for our 2011 Annual Meeting is incorporated herein by reference.

ITEM 14.    Principal Accounting Fees and Services.

        The discussion under "Principal Accounting Fees and Services" in our Proxy Statement for our 2011 Annual Meeting is incorporated herein by reference.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules.

(a)(1)	See "Index to Consolidated Financial Statements" on page F-1 of this Annual Report on Form 10-K.
(a)(2)	The financial statement schedules required by this item are included in the accompanying notes to the consolidated financial statements beginning on page F-7 of this Annual Report on Form 10-K.
(a)(3)	Documents filed as part of this Annual Report on Form 10-K are listed sequentially by subsection in the Exhibit Index at Part IV, Item 15(b).
(b)	Documents filed as part of this Annual Report on Form 10-K are listed sequentially by subsection in the following Exhibit Index.

Exhibit Number		Description
	3.1	Amended and Restated Certificate of Incorporation of Thomas Group, Inc. filed July 10, 1998, with the State of Delaware Office of the Secretary of State (filed as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
	3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Thomas Group effective August 13, 2010 (filed as Exhibit 3.1 to our Current Report on Form 8-K filed August 16, 2010 and incorporated herein by reference).
	3.3	Amended and Restated By-Laws dated May 30, 2001 (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).
	3.4	Amendment No. 1 to Amended and Restated By-Laws dated March 25, 2009 (filed as Exhibit 3.1 to our Current Report on Form 8-K filed March 26, 2009 and incorporated herein by reference).
*	4.1	Specimen Certificate evidencing Common Stock.
	10.1	Amended and Restated 1992 Stock Option Plan (filed as Exhibit 3.9 to our Registration Statement on Form S-8, File No. 333-75811, filed April 7, 1999 and incorporated herein by reference).
	10.2	2005 Omnibus Stock and Incentive Plan for Thomas Group, Inc. dated December 19, 2005, as amended December 23, 2005 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed December 27, 2005 and incorporated herein by reference).
	10.3	Net Profit Restricted Share Award agreement for James T. Taylor dated December 20, 2005 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed December 27, 2005 and incorporated herein by reference).

Exhibit Number		Description
	10.4	Share Price Restricted Share Award agreement for James T. Taylor dated December 23, 2005 (filed as Exhibit 10.4 to our Current Report on Form 8-K filed December 27, 2005 and incorporated herein by reference).
	10.5	Employment Agreement, dated February 19, 2008, by and between Thomas Group, Inc. and Michael E. McGrath (filed as Exhibit 10.2 to our Current Report on Form 8-K filed February 25, 2008 and incorporated herein by reference).
	10.6	2008 Omnibus Stock and Incentive Plan of Thomas Group, Inc (filed as Exhibit 10.1 to our Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference).
	10.7	Employment Agreement, dated March 4, 2008, by and between Thomas Group, Inc. and Earle Steinberg (filed as Exhibit 10.2 to our Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference).
	10.8	Restricted Share Award dated March 1, 2008 granted to Michael E. McGrath (filed as Exhibit 10.3 to our Current Report on Form 8-K filed March 6, 2008 and incorporated herein by reference).
	10.9	Restricted Share Award dated March 10, 2008 granted to Earle Steinberg (filed as Exhibit 10.1 to our Current Report on Form 8-K filed March 11, 2008 and incorporated herein by reference).
	10.10	Performance Share Award dated March 10, 2008 granted to Earle Steinberg (filed as Exhibit 10.1 to our Current Report on Form 8-K filed March 11, 2008 and incorporated herein by reference).
	10.11	Amendment to the Employment Agreement, dated March 3, 2009, by and between Thomas Group, Inc. and Michael E. McGrath (filed as Exhibit 10.1 to our Current Report on Form 8-K filed March 5, 2009 and incorporated herein by reference).
	10.12	Second Amendment to Employment Agreement, dated March 2, 2010, by and between Thomas Group, Inc. and Michael E. McGrath (filed as Exhibit 10.1 to our Current Report on Form 8-K filed March 11, 2010 and incorporated herein by reference).
	10.13	Restricted Share Award dated March 9, 2010 granted to Michael E. McGrath (filed as Exhibit 10.2 to our Current Report on Form 8-K filed March 11, 2010 and incorporated herein by reference).
*	10.14	Third Amendment to the Employment Agreement, dated March 24, 2011, by and between Thomas Group, Inc. and Michael E. McGrath.
*	10.15	Restricted Share Award dated March 15, 2011 granted to Michael E. McGrath
*	10.16	Retention Pay Agreement , dated March 24, 2011, by and between Thomas Group, Inc. and Frank W. Tilley
*	21	Subsidiaries of the Company.
*	23	Consent of Hein & Associates LLP.
*	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Irving, State of Texas, on March 24, 2011.

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

Signature	Capacity	Date

/s/ MICHAEL E. MCGRATH Michael E. McGrath	Executive Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 24, 2011
/s/ FRANK TILLEY Frank Tilley	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2011
/s/ JOHN T. CHAIN, JR. John T. Chain, Jr.	Director	March 24, 2011
/s/ DORSEY R. GARDNER Dorsey R. Gardner	Director	March 24, 2011
/s/ DAVID B. MATHIS David B. Mathis	Director	March 24, 2011

ANNUAL REPORT ON FORM 10-K
ITEM 8, and 15(a)(1) and (c)
LIST OF FINANCIAL STATEMENTS
CERTAIN EXHIBITS
FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2010
THOMAS GROUP, INC.
IRVING, TEXAS
FORM 10-K—ITEM 15(a)(1)
Thomas Group, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        The following consolidated financial statements of Thomas Group, Inc. are included in response to Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Thomas Group, Inc.
Irving, TX

        We have audited the accompanying consolidated balance sheets of Thomas Group, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of Thomas Group, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thomas Group, Inc. at December 31, 2010 and 2009 and the consolidated results of operations and cash flows of Thomas Group, Inc. for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We were not engaged to examine management's assertion about the effectiveness of Thomas Group, Inc.'s internal control over financial reporting as of December 31, 2010 included in Management's Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ HEIN & ASSOCIATES LLP
 Dallas, Texas
March 24, 2011

THOMAS GROUP, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	In thousands, except share data
ASSETS
Current Assets
Cash and cash equivalents	$3,032	$5,004
Trade accounts receivable, net of allowance of $42 and $5 at December 31, 2010, and 2009, respectively	237	849
Unbilled receivables	57	378
Deferred tax asset, net of allowance of $199 and $4 at December 31, 2010 and 2009, respectively	—	111
Income tax receivable	108	2,835
Other current assets	287	281

Total Current Assets	3,721	9,458
Property and equipment, net of accumulated depreciation of $2,369 and $2,110 at December 31, 2010, and 2009, respectively	359	618
Deferred tax asset, net of allowance of $3,410 and $42 at December 31, 2010 and 2009, respectively	—	1,471
Other assets	31	31

	$4,111	$11,578

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$272	$725
Accrued wages and benefits	439	478
Income taxes payable	19	14
Note payable	39	149

Total Current Liabilities	769	1,366
Other long-term obligations	25	126

Total Liabilities	794	1,492

Commitments and Contingencies (Note 7)
Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 2,768,708 and 2,768,708 shares issued and 2,211,553 and 2,096,902 shares outstanding at December 31, 2010, and 2009, respectively	$27	$138
Additional paid-in capital	27,109	30,761
Retained earnings	(4,252)	2,949
Treasury stock, 557,155 and 671,806 shares at December 31, 2010 and 2009, respectively, at cost	(19,567)	(23,762)

Total Stockholders' Equity	3,317	10,086

	$4,111	$11,578

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	In thousands, except per share and share data
Consulting revenue before reimbursements	$3,135	$8,293	$23,339
Reimbursements	379	1,260	1,782

Total revenue	3,514	9,553	25,121

Cost of sales before reimbursable expenses	2,313	4,897	13,277
Reimbursable expenses	379	1,260	1,782

Total cost of sales	2,692	6,157	15,059

Gross profit	822	3,396	10,062
Selling, general and administrative	6,588	10,716	18,623

Operating loss	(5,766)	(7,320)	(8,561)
Other income	184	420	—
Interest income (expense)	(2)	5	296

Loss before income taxes	(5,584)	(6,895)	(8,265)
Income tax expense (benefit)	1,617	(2,619)	(2,450)

Net loss	$(7,201)	$(4,276)	$(5,815)

Loss per share:
Basic	$(3.37)	$(2.01)	$(2.64)

Diluted	$(3.37)	$(2.01)	$(2.64)

Weighted average shares:
Basic	2,136,796	2,123,524	2,195,460

Diluted	2,136,796	2,123,524	2,195,460

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Treasury Stock
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount				Shares	Amount	Total
	In thousands, except share data
Balance as of January 1, 2008	2,718,708	$136	$30,826	$13,040	$—	510,775	$(22,459)	$21,543

Exercise of stock options	20,000	1	(236)					(235)
Issuance of restricted stock grants for common stock	20,000	1	1,081					1,082
Tax benefit of options exercised			(279)					(279)
Share repurchase						99,382	(984)	(984)
Acquisition of treasury stock for taxes on exercise of stock options						5,290	(61)	(61)
Net Loss				(5,815)				(5,815)

Balance as of December 31, 2008	2,758,708	$138	$31,392	$7,225	$—	615,447	$(23,504)	$15,251
Exercise of stock options	10,000
Issuance of restricted stock grants for common stock			(586)					(586)
Tax benefit of optionspelexercised			(45)					(45)
Share repurchase						56,359	(258)	(258)
Acquisition of treasury stock for taxes on exercise of stock options
Net Loss				(4,276)				(4,276)

Balance as of December 31, 2009	2,768,708	$138	$30,761	$2,949	$—	671,806	$(23,762)	$10,086
Exercise of stock options			(4,213)			(120,000)	4,213
Issuance of restricted stock grants for common stock			450					450
Adjustment for reverse stock split		(111)	111
Tax benefit of options exercised
Share repurchase						5,349	(18)	(18)
Acquisition of treasury stock for taxes on exercise of stock options
Net Loss				(7,201)				(7,201)

Balance as of December 31, 2010	2,768,708	$27	$27,109	$(4,252)	$—	557,155	$(19,567)	$3,317

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	In thousands of dollars
Cash Flows from Operating Activities:
Net loss	$(7,201)	$(4,276)	$(5,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	260	357	500
Amortization	—	—	19
(Gain)/loss on disposal of assets	—	(3)	—
Bad debt expense	37	16	338
Deferred taxes	1,582	214	76
Foreign currency translation (gain) loss	11	(63)	115
Stock based compensation expense (reversal)	450	(586)	846
Other	17	(19)	(58)
Change in operating assets and liabilities:
Decrease in trade accounts receivable	566	623	7,614
(Increase) decrease in unbilled receivables	321	77	(185)
(Increase) decrease in other assets	(7)	279	(411)
Decrease in accounts payable and accrued liabilities	(509)	(461)	(1,409)
Decrease in other liabilities	(85)	(37)	(3)
Increase (decrease) in short-term note payable	(110)	149	—
(Increase) decrease in income tax receivable	2,726	815	(2,784)
Increase (decrease) in income taxes payable	5	(55)	70

Net cash used in operating activities	(1,937)	(2,970)	(1,087)
Cash Flows From Investing Activities:
Proceeds from sale of assets	—	5	—
Capital expenditures	—	(97)	(126)

Net cash used in investing activities	—	(92)	(126)
Cash Flows From Financing Activities:
Repurchase of common stock	(18)	(258)	(1,044)
Proceeds from exercise of stock options	—	1	—
Dividends	—	—	(1,163)
Tax effect of option exercises	—	(45)	(279)

Net cash used in financing activities	(18)	(302)	(2,486)
Effect of exchange rate changes on cash	(17)	19	58

Net change in cash	(1,972)	(3,345)	(3,641)
Cash and cash equivalents
Beginning of year	5,004	8,349	11,990

End of year	$3,032	$5,004	$8,349

See accompanying notes to consolidated financial statements.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2010

Note 1 Summary of Significant Accounting Policies

        (a)   The Company—Thomas Group, Inc. is a professional services firm that executes and implements process improvements and culture change management operations strategies to produce improved operational and financial performance for our clients. Through our proprietary Process Value Management™, or PVM™, methodology, our consultants refine processes throughout an organization to give our clients a competitive advantage that increases revenues, lowers costs, and generates cash. With our more than 30 years of change management experience, innovation, and knowledge leadership, we have demonstrated our ability to apply this methodology in a wide variety of organizations.

        The Company was incorporated under the laws of the State of Delaware in June 1978.

        (b)   Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain amounts from prior years have been reclassified to conform to the 2010 presentation.

        (c)   Reverse Stock Split—Our Board of Directors and stockholders approved a 1-for-5 reverse split of our outstanding common stock that became effective at 6:01 pm ET, August 13, 2010. The new shares began trading on the Nasdaq Capital Market on August 16, 2010. As a result of the reverse stock split, every five shares of our issued and outstanding common stock, treasury shares, and unawarded or unvested shares under our approved stock plans were combined into one share. The reverse stock split did not change the number of authorized shares or par value of our common stock. All share and per share amounts have been adjusted to reflect the stock split for all periods presented.

        (d)   Earnings Per Share—Basic earnings (loss) per share is based on the number of weighted average shares outstanding. Diluted earnings (loss) per share includes the effect of dilutive securities such as stock options, stock warrants, and restricted stock awards expected to vest.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2010 (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

        The following table reconciles basic earnings (loss) per share to diluted earnings (loss) per share under the provisions of Financial Accounting Standards Board ("FASB") ASC 260-10-55, Earnings Per Share.

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	In thousands, except per share data
Year Ended December 31, 2010
Basic earnings (loss) per share	$(7,201)	2,137	$(3.37)
Effect of dilutive securities:
Options	—	—	—

Diluted earnings (loss) per share	$(7,201)	2,137	$(3.37)

Year Ended December 31, 2009
Basic earnings (loss) per share	$(4,276)	2,124	$(2.01)
Effect of dilutive securities:
Options	—	—	—

Diluted earnings (loss) per share	$(4,276)	2,124	$(2.01)

Year Ended December 31, 2008
Basic earnings (loss) per share	$(5,815)	2,195	$(2.64)
Effect of dilutive securities:
Options	—	—	—

Diluted earnings (loss) per share	$(5,815)	2,195	$(2.64)

        Total stock options and unvested restricted stock awards outstanding in 2010, 2009 and 2008 not included in the diluted earnings per share computation due to their antidilutive effects are approximately 110, 27,067 and 165,365, respectively. Such options and warrants are excluded due to exercise prices exceeding the average market value of our common stock in 2010, 2009 and 2008.

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

        (f)    Advertising—We expense the costs of advertising as incurred. Advertising expense was $0.02 million for the year ended December 31, 2010, $0.01 million for the year ended December 31, 2009 and $0.05 million for the year ended December 31, 2008.

        (g)   Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. We record impairment losses on long-lived assets used in operations when events and

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2010 (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

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

        Royalty revenue is recognized when received.

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

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2010 (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

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

        In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the first quarter of 2010, our cumulative losses began to exceed our cumulative earnings. Our analyses of the positive and negative evidence indicate that it is more likely than not that all of the net deferred tax asset will not be realized, and a full valuation allowance is required. Additionally, we are not currently profitable and we determined that, as of March 31, 2010, it was no longer probable that we will recover our deferred tax asset. The combined tax effect was to cause an income tax expense for the year ended December 31, 2010 of $1.6 million. This had the effect of increasing the net loss as well as the loss per share compared to prior quarters. If we are able to return to sustained profitability and we can comply with all of the requirements of ASC 740-10-25, we should be able to recover all or part of our deferred tax asset.

        As of December 31, 2010, we had a net operating loss carryovers of approximately $8.2 million, of which $2.8 million is subject to the limitations of Section 382 of the Internal Revenue Code. As of December 31, 2010, we had a valuation allowance of $3.6 million of which $58,000 is subject to the limitations of Section 382 of the Internal Revenue Code.

        Our assessment of our deferred tax asset in March 2010 included a review of the critical assumptions affecting the ultimate realizability of this deferred tax asset. Generally, in order for us to be able to utilize the tax deductions that give rise to the balance of this deferred tax asset, it must be probable that we will be able to generate adequate profits in the future. As a result, and particularly in light of our net losses in recent periods, it is management's view that the most critical assumption affecting the realizability of this deferred tax asset is the assumption that we will be able to return to sustained profitability. Despite successes in reducing costs, generating additional revenue to return to profitability has proved difficult. Thus, in accordance with GAAP we determined that it was no longer probable that we will recover our deferred tax asset.

        We also follow the guidance under ASC 740-10-25, which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. Under ASC 740-10-25, tax positions are initially recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2010 (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. ASC 740-10-25 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. In addition, ASC 740-10-25 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. An income tax penalty is recognized as expense when the tax position does not meet the minimum statutory threshold to avoid the imposition of a penalty. As of December 31, 2010, we did not have any liabilities or associated interest under ASC 740-10-25.

        (l)    Cash and Cash Equivalents—Cash equivalents consist of highly liquid investments with original maturities of three months or less.

        (m)  Accounts Receivable and Allowance for Doubtful Accounts—We record trade receivables related to billings to our clients for operations and process improvement services. Trade receivables normally have terms of 30 to 60 days. We have no interest provision for past due trade accounts receivable. Trade accounts receivable are considered past due when the amount due is still uncollected at the time the terms per the trade receivable have expired. An allowance for doubtful accounts is provided when considered necessary based on periodic evaluation of estimated collectability, nature of dispute (if any), and credit history of the client. Amounts more than 120 days past due are charged to bad debt expense. For the year ended December 31, 2010, we wrote off $37,000 in receivables which were charged to bad debt expense. In the year ended December 31, 2009, we wrote off $16,000 in receivables.

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

	December 31, 2010		December 31, 2009
	$ thousands	% of AR	$ thousands	% of AR
Client A	$—	0%	$267	31%
Client B	$130	47%	$—	0%
Client C	$141	51%	$95	11%
Client D	$—	0%	$—	0%

        As of December 31, 2010, allowances assessed against trade receivables were $42,000, compared to $5,000 at December 31, 2009.

        As of December 31, 2010, we had cash balances in demand deposit accounts with one large U.S. bank and one European bank in excess of the insured amounts. In total, the amount on deposit in our accounts with these banks was $0.3 million, of which $57,000 was in excess of the amounts insured under FDIC insurance or the temporary Transaction Account Guarantee Program. Short term working capital in excess of operating needs is invested in a short term money market fund which invests in U.S. government securities sponsored by one of the U.S. banks referenced above. The amounts

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2010 (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

invested in this money market fund totaled $2.7 million at December 31, 2010. The funds in the money market fund are not guaranteed or insured.

        (o)   Foreign Currency Translation—Our reporting and functional currency is the United States dollar. Monetary assets such as cash in other currencies are remeasured at the period end exchange rate. Accounts receivable and accounts payable are translated based on the rate at the time the transaction is recorded. Revenue and expense transactions are measured at the average exchange rate for the period. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. We recorded a $17,000 remeasurement loss, a $19,000 remeasurement gain, and a $58,000 remeasurement gain for the years ending December 31, 2010, 2009, and 2008, respectively. There is no translation adjustment to the separate component of stockholders' equity or adjustment to comprehensive income.

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

        (q)   Stock Based Compensation—We grant performance share awards, restricted stock and incentive and non-qualified stock options to certain of our directors, officers, and employees. We have reserved 400,000 shares of common stock for issuance under our stock and incentive plans, of which 183,333 remain authorized and available for grant.

        On March 1, 2008, the Compensation and Corporate Governance Committee of our Board of Directors (the "Compensation Committee") and our Board of Directors, upon the Compensation Committee's recommendation, approved a new incentive compensation plan titled the 2008 Omnibus Stock and Incentive Plan for Thomas Group, Inc. (the "2008 Omnibus Plan").

        The 2008 Omnibus Plan provides a means for us to grant awards to officers, employees or consultants in the form of options, restricted shares, performance awards, and stock appreciation rights. A total of 200,000 shares of our common stock was reserved for issuance pursuant to awards to be made under the 2008 Omnibus Plan. The 2008 Omnibus Plan received stockholder approval at our 2008 Annual Meeting of Stockholders held on June 26, 2008.

        (r)   Recent Accounting Pronouncements—In October 2009, the FASB issued ASU No. 2009-13 on ASC 605, Revenue Recognition—Multiple Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force. The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. This Update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this Update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2010 (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in this Update also will replace the term "fair value" in the revenue allocation guidance with "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This Update is effective for fiscal years beginning on or after June 15, 2010. We do not believe that this new accounting update will have any significant impact on our consolidated financial statements.

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

Note 2 Liquidity and Financing Agreements

        Our cash balance was $3,032,000 at December 31, 2010 and we are currently generating a net operating loss. We have no line of credit or other borrowing facility. Our available liquidity is limited to our existing working capital and cash flow that we will be able to generate from operations. Our ability to generate increased cash from operations is determined primarily by our ability to generate substantial new revenue.

        We continue our efforts to reduce fixed costs wherever possible. Effective November 1, 2010, we implemented temporary partial furloughs and salary reductions for members of our management team in order to reduce SG&A costs. Members of our management team are subject to a flexible work schedule and adjusted compensation based on job requirements, including utilization on client engagements. The work schedule of all members of our management team will be re-evaluated periodically. Work schedules and salaries may be adjusted as needed to ensure that necessary functions are performed during this period and to accommodate further changes in business conditions and changes in individual utilization on client engagements. Effective Janaury 1, 2010 we implemented a new incentive based compensation plan for our key practice leaders which provides each of them a substantial incentive opportunity based on performance while reducing our fixed costs. Also, we have implemented a variable cost model for consulants to better match cost of salaries to revenue.

        Based on our financial forecast for 2011, we currently believe we have sufficient liquidity to sustain our operations at least through end of the first quarter of 2012. If circumstances change, we could be required to seek other sources of liquidity during 2011. There can be no assurance that existing cash will be sufficient, that we will have access to the capital or credit markets if needed or that any of our strategies can be implemented on satisfactory terms, on a timely basis or at all to provide additional liquidity.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2010 (Continued)

Note 2 Liquidity and Financing Agreements (Continued)

        We have no long-term debt. As of December 31, 2010, we had a short-term note payable of $39,000 for insurance premiums for 2011.

        Total interest expense for 2010 was $4,000, for finance charges on our note payable. Total interest expense for 2009 was $3,000, for fees related to our credit facility, which has since expired and was not renewed. Total interest expense for 2008 was $8,000, comprised of $14,000 for fees related to our credit facility, a negative $13,000 for the write off of excess interest on tax penalties related to the review of our historical stock option granting procedures and $7,000 for interest on Federal and state tax.

Note 3 Property and Equipment

	December 31,
	2010	2009
	In thousands of dollars
Equipment	$864	$864
Furniture and fixtures	541	541
Leasehold improvements	990	990
Computer software	333	333

	2,728	2,728
Less accumulated depreciation and amortization	(2,369)	(2,110)

	$359	$618

        We had no disposals of assets during the year ended December 31, 2010.

Note 4 Accounts Payable and Accrued Liabilities

	December 31,
	2010	2009
	In thousands of dollars
Accounts payable trade	$142	$462
Accrued travel	—	61
Other accrued liabilities	130	202

	$272	$725

Note 5 Income Taxes

        The domestic and foreign source components of loss before taxes are as follows:

	Years Ended December 31,
	2010	2009	2008
	In thousands of dollars
Domestic sources	$(5,348)	$(7,697)	$(8,670)
Foreign sources	(236)	802	405

	$(5,584)	$(6,895)	$(8,265)

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2010 (Continued)

Note 5 Income Taxes (Continued)

        The reconciliation of income tax from continuing operations computed at the United States federal statutory tax rate to our effective income tax rate is as follows:

	Years Ended December 31,
	2010	2009	2008
	In thousands of dollars
Income taxes at statutory rate	$(1,899)	$(2,344)	$(2,808)
Effect on taxes resulting from:
State taxes	(90)	(219)	81
Utilization of federal and foreign net operating losses, less benefit received			—
AMT credit adjustment	—	(30)	30
Change in valuation allowance	3,550	—	(59)
Non-deductible compensation and other	56	(26)	306

Income tax expense (benefit)	$1,617	$(2,619)	$(2,450)

        Federal, state and foreign income tax expense (benefit) from continuing operations consists of the following:

	Years Ended December 31,
	2010	2009	2008
	In thousands of dollars
Current tax expense (benefit):
Federal	$38	$(2,469)	$(2,719)
State	(3)	(364)	193

	$35	$(2,833)	$(2,526)

Deferred tax expense (benefit):
Federal	1,247	178	146
State	335	36	(70)

	$1,582	$214	$76

	$1,617	$(2,619)	$(2,450)

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2010 (Continued)

Note 5 Income Taxes (Continued)

        Significant components of our net deferred tax assets (liabilities) for federal and state income taxes are as follows:

	December 31,
	2010	2009
	In thousands of dollars
Deferred tax assets:
Current:
Accrued expenses	$185	$106
Allowance for doubtful accounts	14	2
Net operating loss carryforward	—	7
Valuation allowance	(199)	(4)

Net current deferred tax asset	—	111
Non-current:
Depreciation	(21)	(20)
Deferred rent	9	43
Minimum tax credit carryforward	197	197
Net operating loss carryforward	3,225	1,300
Deferred compensation	—	5
Valuation allowance	(3,410)	(54)

Net non-current deferred tax asset	0	1,471

Total deferred tax assets	0	1,582

Net deferred tax asset	$0	$1,582

        At December 31, 2010, we had $8.2 million of United States federal net operating loss carryforwards. Out of these carryforwards, $2.8 million are subject to a $0.2 million Section 382 annual limitation expiring 2022. At December 31, 2010, we had approximately $7.5 million of state net operating loss carryforwards, expiring at various times.

        As of December 31, 2009, we had approximately $58,000 in a valuation allowance for net deferred tax assets. These carryforwards are subject to a $0.2 million Section 382 annual limitation expiring 2022. We continue to provide a valuation allowance of approximately $58,000 against our net deferred tax assets against net operating loss carryforwards subject to annual limitation under Section 382. In the first quarter of 2010, our cumulative losses began to exceed our cumulative earnings. Our analyses of the positive and negative evidence indicate that it is more likely than not that all of the net deferred tax asset will not be realized, and a full valuation allowance is required. As of December 31, 2010, we have $3.6 million in valuation allowance. While the factors listed above were considered in assessing the sufficiency of a valuation allowance, there is no assurance an adjustment to the valuation allowance would not need to be made in the future if information about future years change. Any change in the valuation allowance would impact our income tax provision and net income in the period in which such a determination is made.

        We recognize deductible interest accrued related to tax penalties as interest expense in our Consolidated Statements of Operations and we recognize non-deductible accrued interest and penalties

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2010 (Continued)

Note 5 Income Taxes (Continued)

as income tax expense in our Consolidated Statements of Operations. During 2010, we did not have any non-deductible penalties and interest.

        We are subject to the statutes of limitations for federal and state income taxes in the states in which we perform our services and generally, we are no longer subject to income tax examinations for years before 2007.

Note 6 Employee Benefit Plans

        We sponsor a 401(k) retirement plan. We may match a portion of the participants' contributions or make profit-sharing contributions. Participants vest in our contributions ratably over five years and may join when hired. Effective June 2010, the company does not match 401(k) contributions. Matching contributions were $14,000, $49,000 and $587,000 for the years ending December 31, 2010, 2009, and 2008, respectively. We made no profit sharing contributions in any of these years.

Note 7 Commitments and Contingencies

Operating lease commitments

        We lease office space and various types of office equipment under non-cancelable operating leases. Rent expense related to these operating leases totaled $0.6 million in 2010, $0.7 million in 2009, and $1.0 million for 2008.

        In June 2006, we entered into a lease agreement for our current office space in Irving, Texas. The lease agreement became effective September 1, 2006, and expires on March 31, 2012. Minimum lease payments required under non-cancelable operating lease arrangements, including office leases, subsequent to December 31, 2010, are as follows:

Operating Leases
In thousands of dollars
2011	$551
2012	138

Total minimum lease payments	$689

Contingencies

        Effective December 21, 2009, Earle Steinberg was removed from his role as CEO and President. His employment agreement (the "Agreement") provided for payment of his salary for six months following separation, under certain circumstances. We ceased making such payments to Mr. Steinberg as of February 1, 2010 and have disputed our continuing liability for the unpaid amount under the Agreement. On May 24, 2010, Mr. Steinberg filed suit against us in the District Court of Dallas County claiming breach of this Agreement and asserting a total claim of $206,000 plus attorney's fees. We intend to vigorously defend against this claim. However, this amount of potential liability (excluding legal fees) was accrued at December 31, 2009 and December 31, 2010.

        We have notified our employment liability insurance carrier of this claim, and we expect that much of our legal costs for this lawsuit will be covered by insurance, subject to a $50,000 deductible. We have

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2010 (Continued)

Note 7 Commitments and Contingencies (Continued)

expensed our legal costs to date in the period incurred. Through December 31, 2010, our legal costs in this matter have been $36,000.

        We are currently in negotiations to settle Mr. Steinberg's claims for a sum less than his asserted total claim, but that settlement has not been finalized as of March 24, 2010. There can be no assurance that such a settlement will be reached at this time.

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

Note 8 Segment, Geographical and Major Customer Information

Segment and Geographical Information

        We provide services within one industry segment and conduct our business primarily in North America and Europe with only occasional activities elsewhere. During 2010, we conducted business primarily in North America and Europe. During 2009 and 2008, we conducted business primarily in North America and Europe and had one client in South America. The geographical revenue and long-lived asset information is shown below:

	North America	South America	Europe	Asia/Pacific	Total
	In thousands
Year ended December 31, 2010:
Revenue	$3,140	—	$374	—	$3,514
Income/(loss) from continuing operations before income taxes	$(5,348)	—	$(236)	—	$(5,584)
Long-lived assets	$359	—	—	—	$359
Year ended December 31, 2009:
Revenue	$6,578	$17	$2,958	—	$9,553
Income/(loss) from continuing operations before income taxes	$(7,697)	$17	$785	—	$(6,895)
Long-lived assets	$618	—	—	—	$681
Year ended December 31, 2008:
Revenue	$20,860	$573	$3,688	—	$25,121
Income/(loss) from continuing operations before income taxes	$(6,220)	$115	$290	—	$(5,815)
Long-lived assets	$881	—	—	—	$881

Major Customer Information

        During 2010, one client accounted for approximately $0.7 million, or 19%, of North America revenues and another client accounted for approximately $0.5 million, or 15%, of North America revenues. A third client accounted for approximately $0.5 million, or 13%, of North America revenues. A fourth client accounted for approximately $0.4 million, or 11%, of North America revenues.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2010 (Continued)

Note 8 Segment, Geographical and Major Customer Information (Continued)

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

        There were no other clients from whom revenue exceeded 10% of any one geographical region's revenues in the years ended December 31, 2010, 2009, and 2008.

Note 9 Related Party Transactions

  None

Note 10 Stock Based Awards

Options and Restricted Stock Awards

        All share amounts subject to outstanding awards under the 2005 Omnibus Stock and Incentive Plan for Thomas Group, Inc, ("2005 Omnibus Plan") and the 2008 Omnibus Stock and Incentive Plan for Thomas Group, Inc, ("2008 Omnibus Plan") have been restated for the reverse stock split of 1 new share for each 5 old shares of our common stock. Effective August 13, 2010, we amended the 2005 Omnibus Plan and the 2008 Omnibus Plan to reflect the reverse stock split by adjusting the number of shares of common stock reserved for issuance under the plans. Options to purchase shares of our common stock have been granted to directors, officers and employees. At September 30, 2010, options to purchase 20,110 shares of our common stock were outstanding and 110 were exercisable.

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

        In December 2009, we determined that we would not achieve the annual profit goal for 2009 that was required for Mr. McGrath's performance share award to vest with respect to 2009. It was also determined to be highly unlikely that we would meet the minimum profitability target required in 2010 for the "catch up" provision of Mr. McGrath's performance share award to be effective. Since we determined that the "catch up" performance targets were unlikely to be achieved in 2010, the previously recognized compensation cost for Mr. McGrath for 2008 and 2009 was reversed in December 2009. On March 9, 2010, with the consent of Mr. McGrath, the Compensation and

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2010 (Continued)

Note 10 Stock Based Awards (Continued)

Corporate Governance Committee of our Board of Directors cancelled Mr. McGrath's entire performance share award granted in 2008.

        On March 9, 2010, an award entitling Mr. McGrath to receive up to an aggregate of 120,000 shares of restricted stock was granted to Mr. McGrath with vesting of 30,000 shares at the end of each calendar quarter, contingent upon his being employed by us at the end of such calendar quarter. On March 31, 2010, the first 30,000 shares vested and were issued to Mr. McGrath. On June 30, 2010, the second 30,000 shares vested and were issued to Mr. McGrath. On September 30, 2010, the third 30,000 shares were issued to Mr. McGrath. On December 31, 2010, the fourth 30,000 shares were vested and issued to Mr. McGrath.

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

        Effective December 21, 2009, Earle Steinberg was removed by the Board of Directors from his role as CEO and President. His employment agreement provided for payment of his salary for six months following separation, under certain circumstances. This amount of potential liability was accrued at December 31, 2009 and September 30, 2010. We ceased payments to Mr. Steinberg as of February 1, 2010 and have disputed our continuing liability for future payments under the employment agreement. He was no longer eligible for any outstanding performance stock awards as of December 21, 2009. Thus, all accrued but unvested stock-based compensation cost for 2008 and 2009 was reversed in December 2009.

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

	2010	2009	2008
Dividend yield	0%	0%	0%
Expected volatility	111%	114%	74%
Risk free interest rate	3.2%	2.5%	3.4%
Expected life (years)	5	5	5

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

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2010 (Continued)

Note 10 Stock Based Awards (Continued)

when the targets for annual performance are determined and approved by the Company's Board of Directors.

        A summary of the status of our stock options to employees as of December 31, 2010, 2009, and 2008 and changes in the years then ended is presented below.

	2010		2009		2008
Common Option Shares	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,800	$48.59	9,365	$33.50	53,430	$39.25
Granted	20,000	14.00	—		—
Adjustments					—	—
Exercised					—	—
Forfeited	(22,690)	14.00	(6,565)	27.00	(44,065)	40.50

Outstanding at end of year	110	14.19	2,800	48.59	9,365	33.50

Options exercisable at year-end	110	$14.19	2,800	$48.59	9,365	$33.50

Weighted average grant-date fair value of options granted		$—		$—		$—

        The following table summarizes information about stock options outstanding at December 31, 2010.

		Options Outstanding and Exercisable
	Common Options
		Weighted Average Remaining Contractual Life (Years)
Exercise Price	Outstanding and Exercisable		Weighted Average Exercise Price
$5.50-5.70	50	0.13	5.50
5.80-29.00	20	0.23	5.79
29.00-29.25	40	0.35	29.25

$5.50-29.25	110	0.23	$14.19

        Due to the decline in stock price during 2010, the intrinsic value was approximately $0 for stock options outstanding and exercisable as of December 31, 2010 that had an exercise price exceeding the closing stock price on December 31, 2010, compared to $150 for stock options outstanding and exercisable as of December 31, 2009. There were no stock options exercised during 2010 and 2009.

        We had no outstanding non-vested options during 2010, 2009 or 2008.

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2010 (Continued)

Note 10 Stock Based Awards (Continued)

        Stock based compensation expense for the years ended December 31, 2010, 2009 and 2008 was $0.5 million, $(0.6) million, and $1.1 million respectively. The restricted stock awards are summarized below:

	2010			2009			2008
Restricted Stock Awards	Shares	Weighted Average Exercise Price	Intrinsic value	Shares	Weighted Average Exercise Price	Intrinsic value	Shares	Weighted Average Exercise Price	Intrinsic value
Outstanding grants at beginning of year	24,267	$0.00	$75,227	156,000	$0.00	$374,000	106,000	$0.00	$4,155,200
Awards Granted	120,000	$—	$—	—	$0.00	$—	176,000	$0.00	$2,906,200
Vested	(120,000)	$0.00	$150,300	(10,000)	$0.00	$28,500	(40,000)	$0.00	$576,000
Forfeited	(24,267)	$0.00	$—	(121,773)	$0.00	$377,373	(86,000)	$0.00	$1,012,601

Outstanding grants at year end	0	$0.00	$0.00	24,267	$0.00	$75,227	156,000	$0.00	397,800

Restricted stock exercisable at year end	—	$—		—	$—		—	$—
Weighted average grant-date fair value of restricted stock granted		$0.63			$1.34			$10.54
Weighted average life of outstanding awards (years)		—			8.17			8.80

        Of the 40,000 shares of restricted stock awards that vested during 2008, 5,290 shares were withheld in satisfaction of tax requirements.

        At December 31, 2009 there was approximately $0.08 million of stock based compensation costs related to unvested restricted stock awards to be recognized over an average vesting period of 2 years.

        Tax benefit for options and stock awards exercised was $0, $45,000 and $279,000 for the years ended December 31, 2010, 2009 and 2008.

Stock Appreciation Rights

        There were no Stock Appreciation Rights activities during 2010, 2009 and 2008.

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

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2010 (Continued)

Note 11 Supplemental Disclosure of Cash Flow Information

	Years Ended December 31,
	2010	2009	2008
	In thousands of dollars
Interest paid	$4	$3	$14
Income taxes paid	$11	$40	$1,131

Note 12 Valuation and Qualifying Accounts

        The following table summarizes the activity of the allowance for doubtful accounts and the deferred tax asset valuation allowance:

	Year Ended December 31,
	2010	2009	2008
	In thousands of dollars
Allowance for doubtful accounts:
Beginning balance	$5	$11	$45
Additions to expense	43		345
Reductions of allowance	(6)	(6)	(379)

Ending balance	$42	$5	$11

Deferred tax asset valuation allowance:
Beginning balance	$58	$58	$117
Additions to valuation allowance	3,551	—
Reductions of valuation allowance	—	—	(59)

Ending balance	$3,609	$58	$58

Note 13 Selected Quarterly Financial Data (Unaudited)

	2010
	For the Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	In thousands, except per share data
Revenue	$1,651	$994	$519	$351
Gross profit (loss)	504	169	167	(16)
Operating loss	(1,472)	(1,446)	(1,499)	(1,347)
Net loss	$(2,905)	$(1,446)	$(1,502)	$(1,348)
Loss per share
Basic	$(1.38)	$(0.68)	$(0.70)	$(0.62)
Diluted	$(1.38)	$(0.68)	$(0.70)	$(0.62)
Weighted average shares
Basic	2,093	2,122	2,152	2,182
Diluted	2,093	2,122	2,152	2,182

THOMAS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2010 (Continued)

Note 13 Selected Quarterly Financial Data (Unaudited) (Continued)

	2009
	For the Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	In thousands, except per share data
Revenue	$3,288	$2,619	$2,098	$1,547
Gross profit	1,442	886	712	355
Operating loss	(1,920)	(2,264)	(1,883)	(1,254)
Net loss	$(1,225)	$(1,354)	$(1,581)	$(1,163)
Loss per share
Basic	$(0.57)	$(0.63)	$(0.48)	$(0.32)
Diluted	$(0.57)	$(0.63)	$(0.48)	$(0.32)
Weighted average shares
Basic	2,136	2,133	2,123	2,102
Diluted	2,136	2,133	2,123	2,102