Form 10-Q
period 2011-03-31
THOMAS GROUP INC
filed 2011-05-16
CIK 900017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of May 16, 2011, there were 2,226,553 shares of the registrant’s common stock outstanding.

THOMAS GROUP, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1—Financial Statements

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2011	December 31, 2010

ASSETS
Current Assets
Cash and cash equivalents	$1,933	$3,032
Trade accounts receivable, net of allowance of $42, each period	543	237
Unbilled receivables	67	57
Income tax receivable	99	108
Other current assets	244	287
Total Current Assets	2,886	3,721
Property and equipment, net of accumulated depreciation of $2,427 and $2,369 at March 31, 2011 and December 31, 2010, respectively	301	359
Other assets	31	31
	$3,218	$4,111
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$279	$272
Accrued wages and benefits	236	439
Income taxes payable	23	19
Note payable	21	39
Total Current Liabilities	559	769
Other long-term obligations	—	25
Total Liabilities	559	794
Commitments and Contingencies (See Note 16)
Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 2,768,708 and 2,768,708 shares issued and 2,226,553 and 2,211,553 shares outstanding at March 31, 2011 and December 31, 2010, respectively	28	27
Additional paid-in capital	26,611	27,109
Accumulated Deficit	(4,940)	(4,252)
Treasury stock, 542,155 and 557,155 shares at March 31, 2011 and December 31, 2010, respectively, at cost	(19,040)	(19,567)
Total Stockholders’ Equity	2,659	3,317
	$3,218	$4,111

See accompanying notes to condensed consolidated financial statements

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Consulting revenue before reimbursements	$731	$1,519
Reimbursements	30	132
Total revenue	761	1,651
Cost of sales before reimbursable expenses	419	1,015
Reimbursable expenses	30	132
Total cost of sales	449	1,147
Gross profit	312	504
Selling, general and administrative	1,141	1,976
Operating loss	(829)	(1,472)
Interest income, net of expense	—	(1)
Other income	159	162
Loss from operations before income taxes	(670)	(1,311)
Income tax expense	18	1,594
Net loss	$(688)	$(2,905)

Loss per share:
Basic:	$(0.31)	$(1.40)
Diluted:	$(0.31)	$(1.40)

Weighted average shares:
Basic	2,212	2,093
Diluted	2,212	2,093

See accompanying notes to condensed consolidated financial statements.

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(688)	$(2,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	58	66
Foreign currency translation loss	1	8
Stock based compensation expense	29	140
Bad debt recovery	—	(5)
Deferred taxes	—	1,582
Other	(2)	9
Change in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(306)	(266)
(Increase) decrease in unbilled receivables	(10)	72
(Increase) decrease in income tax receivable	9	13
(Increase) decrease in other assets	43	36
Increase (decrease) in accounts payable and accrued liabilities	(196)	(282)
Increase (decrease) in note payable	(18)	(60)
Increase (decrease) in other liabilities	(25)	(9)
Increase (decrease) in income taxes payable	4	(3)
Net cash used in operating activities	(1,101)	(1,604)

Cash Flows From Financing Activities:
Purchase of stock	—	(18)
Net cash used in financing activities	—	(18)

Effect of exchange rate changes on cash	2	(9)

Net change in cash	(1,099)	(1,631)

Cash and cash equivalents
Beginning of period	3,032	5,004
End of period	$1,933	$3,373

See accompanying notes to condensed consolidated financial statements.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation—The unaudited condensed consolidated financial statements of Thomas Group, Inc. include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly our results of operations for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10-K for the 2010 fiscal year, filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results of operations for the entire year ending December 31, 2011.

2.             Liquidity— Our cash balance was $1,933,000 at March 31, 2011. Our available liquidity is limited to our existing working capital and cash flow that we will be able to generate from operations in 2011. We currently believe we have sufficient liquidity to sustain our operations at least through March 31, 2012. If circumstances change or we fail to meet our revenue expectations in our forecast for 2011 or we are unable to control our expenses as planned, we could be required to seek other sources of liquidity during 2011 or seek or implement alternative strategies. There can be no assurance that existing cash will be sufficient, that we will have access to the capital or credit markets if needed or that any of our strategies can be implemented on satisfactory terms, on a timely basis or at all to provide additional liquidity.

3.             Reverse Stock Split— Our Board of Directors and stockholders approved a 1-for-5 reverse split of our outstanding common stock that became effective at 6:01 pm ET, August 13, 2010. The new shares began trading on The Nasdaq Capital Market on August 16, 2010. As a result of the reverse stock split, every five shares of our issued and outstanding common stock, all treasury shares, and all unawarded or unvested shares under our approved stock plans were combined into one share. The reverse stock split did not change the number of authorized shares or par value of our common stock. All share and per share amounts have been adjusted to reflect the stock split for all periods presented.

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

	Three Months Ended March 31,
	2011	2010
	In thousands, except per share data
Numerator:
Net loss	$(688)	$(2,905)
Denominator:
Weighted average shares outstanding:
Basic	2,212	2,093
Effect of dilutive securities:
Common stock options	—	—
Restricted stock awards expected to vest	—	—
Diluted	2,212	2,093
Loss per share:
Basic	$(0.31)	$(1.40)
Diluted	$(0.31)	$(1.40)

Diluted loss per share is the same as basic loss per share for the three month period ended March 31, 2011 because the effect of outstanding options and unvested restricted stock would have been antidilutive due to the net loss.

Stock options and unvested restricted stock awards outstanding that are not included in the diluted loss per share computation due to the antidilutive effects were approximately 45,040 for the three month period ended March 31, 2011, and 90,190 for the three month period ended March 31, 2010.

5.             Options and Restricted Stock Awards— Options to purchase shares of our common stock have been granted to directors, officers and employees. The majority of the options granted become exercisable at the rate of 33% per year and generally expire ten years after the date of grant. At March 31, 2011, options to purchase 40 shares of our common stock were outstanding and exercisable.

Since the adoption of our 2005 Omnibus Stock and Incentive Plan (the “2005 Omnibus Plan”), we have granted our employees restricted stock awards representing 176,000 shares of our common stock pursuant to that plan. The 176,000 shares covered by such awards have either vested or been forfeited by the award holders according to the terms of the respective awards. As

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of March 31, 2011, no awards remained outstanding and subject to restrictions. At March 31, 2011, 103,333 shares remain authorized and available for grant under the 2005 Omnibus Plan. The 2005 Omnibus Plan will terminate on December 20, 2015.

On March 1, 2008, the Compensation and Corporate Governance Committee of our Board of Directors (the “Compensation Committee”) and our Board of Directors, upon the Compensation Committee’s recommendation, approved a new incentive compensation plan titled the 2008 Omnibus Stock and Incentive Plan for Thomas Group, Inc. (the “2008 Omnibus Plan”). The 2008 Omnibus Plan provides a means for us to grant awards to officers, employees or consultants in the form of options, restricted shares, performance awards and stock appreciation rights. A total of 200,000 shares of our common stock was reserved for issuance pursuant to awards to be made under the 2008 Omnibus Plan. The 2008 Omnibus Plan received stockholder approval at our 2008 Annual Meeting of Stockholders, held on June 26, 2008. At March 31, 2011, 20,000 shares remain authorized and available for grant under the 2008 Omnibus Plan. The 2008 Omnibus Plan will terminate on March 1, 2018.

On March 15, 2011, an award entitling Mr. McGrath to receive up to an aggregate of 60,000 shares of restricted stock was granted to Mr. McGrath under the 2008 Omnibus Plan. The award vests in installments of 15,000 shares at the end of each calendar quarter, contingent upon his being employed by the company at the end of such calendar quarter. On March 31, 2011, the first 15,000 shares vested and were issued to Mr. McGrath.

The restricted share awards were valued on the date of grant using the closing price of our common stock on The Nasdaq Capital Market on that date. Compensation expense is recognized over the applicable period of service.

6.             Significant Clients— We had three clients who each accounted for more than 10% of our revenue in the three month period ended March 31, 2011. Four other clients each accounted for more than 10% of our revenue in the three month period ended March 31, 2010.

	Three Months Ended March 31,
	2011	2010
	Revenue ($ thousands)

Client A	$359	$152
Client B	$235	$—
Client C	$157	$—
Client D	$—	$461
Client E	$—	$332
Client F	$—	$216
Client G	$—	$186

	Three Months Ended March 31,
	2011	2010
	% of Revenue

Client A	47%	9%
Client B	31%	0%
Client C	21%	0%
Client D	0%	28%
Client E	0%	20%
Client F	0%	13%
Client G	0%	11%

There were no other clients from whom revenue exceeded 10% of total revenue in the three month periods ended March 31, 2011 and 2010, respectively.

7.             Concentration of Credit Risk— Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade receivables. We encounter a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. The trade receivables (in dollars and as a percentage of accounts receivable) from such significant customers are set forth below:

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	March 31, 2011		December 31, 2010
	$ thousands	% of AR	$ thousands	% of AR

Client A	$359	61%	$—	0%
Client B	$179	30%	$—	0%

8.             Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2011	2010
	In thousands of dollars
Interest paid	$—	$1
Taxes paid	$14	$3

9.             Geographical Data—We provide services within one industry segment and conduct our business primarily in North America and Europe with only occasional activities elsewhere. Information regarding these areas follows:

	Three Months Ended March 31,
	2011	2010
	In thousands of dollars
Revenue:
North America	$761	$1,319
Europe	—	332
Total revenue	$761	$1,651
Gross profit:
North America	$312	$401
Europe	—	103
Total gross profit	$312	$504

	March 31, 2011	December 31, 2010
	In thousands of dollars
Long-lived assets:
North America	$301	$359
Total	$301	$359

10.           Property and Equipment

	March 31, 2011	December 31, 2010
	In thousands of dollars
Equipment	$864	$864
Furniture and fixtures	541	541
Leasehold improvements	990	990
Computer software	333	333
	2,728	2,728
Less accumulated depreciation and amortization	(2,427)	(2,369)
	$301	$359

There were no investments in property and equipment during the three month period ended March 31, 2011.

11.           Stockholders’ Equity

On March 15, 2011, an award entitling Mr. McGrath to receive up to an aggregate of 60,000 shares of restricted stock was granted to Mr. McGrath with vesting of 15,000 shares at the end of each calendar quarter, contingent upon his being employed by the company at the end of such calendar quarter. On March 31, 2011, the first 15,000 shares vested and were issued to Mr. McGrath.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

These shares were issued from treasury stock at a historical average cost of $35.12 per share. This led to a decrease in our treasury stock and additional paid-in capital of $0.5 million.

Options

A summary of the status of our stock options issued to employees for the three month period ended March 31, 2011 is presented below. As of March 31, 2011, there were no unvested stock options or remaining stock-based compensation costs related to outstanding stock options.

Common Option Shares	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	110	$14.19
Granted	—
Exercised	—
Expired	(70)	$5.58
Outstanding at March 31, 2011	40	$29.25
Options exercisable at March 31, 2011	40	$29.25
Weighted average life of outstanding options (years)		0.10

Restricted Stock

A summary of the restricted stock award activity for the three month period ended March 31, 2011 is presented below.

Restricted Stock	Shares

Outstanding award grants at January 1, 2011 (1)	—
Awards granted (2)	60,000
Awards cancelled	—
Vested (1)	(15,000)
Outstanding grants at March 31, 2011	45,000
Authorized awards to be granted in future years	—
Authorized awards at March 31, 2011 (2)	45,000

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

(2)                              Authorized awards of 60,000 shares consisting of fully restricted shares were approved and granted to Mr. McGrath on March 15, 2011. Of the 60,000 shares, 15,000 shares vested on March 31, 2011.

At March 31, 2011 there was approximately $61,000 of stock based compensation costs related to unvested restricted stock awards to be recognized over the performance period of the remainder of 2011. For 2011 these awards were valued at $1.51 per share.

12.           Income Taxes— We follow ASC 740, Income Taxes, which requires use of the asset and liability method of accounting for deferred income taxes and providing deferred income taxes for all significant temporary differences and ASC 740-10-25, Income Taxes — Recognition, which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return.

Income tax expense of $0.02 million for the three month period ended March 31, 2011 reflected an effective tax rate of 34%, compared to income tax expense of $1.6 million, or an effective tax rate of 97%, for the three month period ended March 31, 2010. In the first quarter of 2010, our cumulative losses began to exceed our cumulative earnings. Additionally, we are not currently profitable and we determined that as of March 31, 2010 it was no longer probable that we will recover our deferred tax asset. Thus, we established a valuation allowance to completely offset the deferred tax asset. The combined tax effect was to cause a deferred income tax expense for the first quarter of 2010 of $1.6 million. If we are able to return to sustained profitability, and when we can comply with all the requirements of ASC 740-10-25, we should be able to recover all or part of our deferred tax asset.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We had approximately $23,000 in state taxes payable at March 31, 2011.

Subsequent to quarter end, we received notice from the Internal Revenue Service (“IRS”) that it will audit our corporate tax returns for the year ending December 31, 2009. In response to a request from the IRS, in conjunction with this audit of our 2009 tax returns, we agreed to extend the deadline for assessments related to our tax returns for the year ending December 31, 2007.  We do not anticipate any material impact on our financial statements as a result of this audit process.

13.           Financing Agreement— As of March 31, 2011, we had a note payable of $21,000 for insurance premiums for 2011.

14.           Recently Issued Accounting Pronouncements— None.

15.           Related Party Transactions— The Third Amendment to Michael McGrath’s employment contract which was effective March 1, 2011 provides that, in addition to his salary for the portion of his time devoted to his roles of Executive Chairman, President and Chief Executive Officer, he is to receive 50% of the revenue attributable to any time he personally spends providing consulting services to our clients. The Third Amendment provides that payments for these consulting services by Mr. McGrath are to be paid to Decisions Decisions, L.L.C., an entity which is owned by Mr. McGrath. For the quarter ended March 31, 2011, these payments totaled $14,000.

This payment was in addition to the salary paid to Mr. McGrath for the portion of his time devoted to his roles of Executive Chairman, President and Chief Executive Officer.

16.           Commitments— On March 3, 2011, the Compensation and Corporate Governance Committee of our Board of Directors adopted a retention pay program for certain of our officers and employees in order to help preserve the continuity of our operations and management. Under the retention pay program, each eligible employee will be entitled to receive a lump sum payment if we terminate his or her employment for any reason other than cause. The amount of the lump sum payment payable to an employee under the retention pay program will be based on the employee’s role and other facts, but it will not exceed an amount equal to six months of his or her annual base salary or annual minimum compensation (as applicable), at the time of termination. The payment will be in lieu of any cash severance payments otherwise payable under any other arrangement with the employee during the period of the retention pay program.

The retention pay program remains in effect through the end of 2012. At that time the program will expire and no payments under this program will be payable for any officer or employee whose employment is terminated after that date. The maximum payments under the Retention Plan (based on current compensation amounts) are approximately $546,000.

17.           Other Income— Other income for the first quarter of 2011 included insurance reimbursements and the reversal of the prior accrual related to the lawsuit with Earle Steinberg, our former President and CEO. The lawsuit was settled in March 2011 for a total cost to us of approximately $110,000. The final settlement was paid in March 2011.

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement Under The Private Securities Litigation Reform Act:

Various sections contained or incorporated by reference in this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. Such statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “could,” “should,” “may,” “will be,” “will likely continue,” “will likely result,” or words or phrases of similar meaning. These statements are not historical facts or guarantees of future performance but instead represent only our belief at the time the statements were made regarding future events. In particular, statements under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including but not limited to statements regarding our expectations regarding the sufficiency of our liquidity sources and the expected impact of legal proceedings with which we may become involved. All forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties which may cause actual results and outcomes to differ materially from what we express or forecast in these forward-looking statements. In evaluating these statements, you should consider the risks and uncertainties discussed under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•                  the possibility that we may not generate cash flow from operations sufficient to enable us to meet our cash needs over time;

•                  difficulty in obtaining new consulting engagements that generate revenues sufficient to allow us to return to profitability;

•                  the use by the U.S. government of continuing resolutions for the first half of the fiscal year ending September 30, 2011 and its failure to pass a definitive budget for the remainder of the current fiscal year until April 2011;

•                  uncertainties created by the ongoing debate as how to reduce the current U.S. government deficit and the US government debt level;

•                  a prolonged weak economic recovery or further downturn;

•                  the possibility that we may not be able to retain key personnel or to attract necessary replacements to enable our recovery;

•                  an inability to attract, hire, develop, train and retain experienced consultants necessary to meet client needs;

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

Current Market Conditions

The U.S. and worldwide economies are undergoing unprecedented upheaval, turmoil and uncertainty due in part to the curtailment or reduction of credit available to both individuals and to businesses. It is difficult to predict the impact that these conditions will have on our operations. Even the experts are having difficulty agreeing upon the appropriate remedies for or the expected duration of this situation.

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

The Commercial Business Unit focuses on sales to aerospace firms, to industrial clients, to transportation firms, and to healthcare entities including hospitals, medical practices and pharmaceutical firms.

The Government Business unit is focused on sales to U.S. government agencies, to all branches of the military, and to state and local government entities.

In the future we may create additional practices as we see potential market opportunities, or we may combine or eliminate practices in response to market conditions.

Through the years, we have developed a number of service offerings that employ the PVM approach and methodology to drive productivity improvements within multiple areas of our clients’ enterprises. We currently focus our marketing on specific solutions in;

•                  Operations, Improvement and Cost Reduction,

•                  Culture and Change Management,

•                  Business Decision Processes,

•                  Product and Service Innovation,

•                  Physician Practice Management (in healthcare), and

•                  Supply Chain Management.

Historically, most of our clients have been large, diversified commercial or government enterprises in North America, Europe, South America and Asia.  For several years prior to April 2008, the majority of our revenue was derived from engagements with the U.S. Navy, both directly and through an intermediary.

In 2010, we focused on diversifying our client base by delivering our solutions in North America, both to the U.S. government and to commercial entities. Beginning November 2010, we concentrated our sales focus on government related organizations, although we will continue to pursue commercial business on an opportunistic basis for the short term.

In 2011, we continue to focus on diversifying our client base by delivering our solutions in North America, both to the U.S. government and to commercial entities. We also may engage in some business in Europe, and perhaps elsewhere, on an opportunistic basis.

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

Fixed fee revenue is recognized on the proportional performance model (which approximates the percentage completion method), based on direct labor hours expended and, when applicable, the completed performance model. In order to calculate the completion ratio on a given project, time and effort to date are divided by the total estimated time and effort for the entire project. This ratio is then multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date. A few of our fixed fee contracts, primarily assessments, are recognized using the completed contract performance model as these contracts are generally one to six weeks in duration and conclude with a presentation or agreed upon deliverable to the clients’ management. Revenues attributable to fixed fees were 49% of consolidated revenue for the three month period ended March 31, 2011, and 92% of consolidated revenue for the three month period ended March 31, 2010.

Task-based fees are recognized as revenue when the relevant task is completed, usually on a monthly basis. Revenues attributable to task-based fees were 47% of consolidated revenue for the three month period ended March 31, 2011, and 0% of consolidated revenue for the three month period ended March 31, 2010.

Incentive fees are tied to improvements in a variety of client performance measures typically involving cycle time, asset utilization and productivity. Incentive fee revenue is recognized in the period in which the related client improvements are achieved and we obtain the client’s acceptance. Our incentive fee agreements with our clients define in advance the performance improvement standards that will form the basis for the payment of incentive fees. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, we obtain customer agreement to these achievements prior to recognizing revenue. Typically these contracts are for commercial customers and they provide for a base fee and an additional incentive fee earned according to a formula specified in the applicable contract. Incentive fees are affected by our clients’ business performance and prevailing economic conditions. We did not have any revenues attributable to incentive fees for the three month periods ended March 31, 2011, and March 31, 2010. As of March 31, 2011, we had no contracts that provided for incentive fees.

Reimbursement revenue represents repayment by our clients of our mutually agreed upon travel expenses as incurred. All billable travel expenses are submitted to and approved by the client. Revenues attributable to reimbursement were 4% of consolidated revenue for the three month period ended March 31, 2011, and 8% of consolidated revenue for the three month period ended March 31, 2010. For some clients, the fixed fee or task-based fee is inclusive of travel. In these cases, the travel expense is included in cost of sales.

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

In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the first quarter of 2010, our cumulative losses began to exceed our cumulative earnings. Our analyses of the positive and negative evidence indicate that it is more likely than not that all of the net deferred tax asset will not be realized, and a full valuation allowance is required. Additionally, we are not currently profitable and we determined as of March 31, 2010 it was no longer probable that we will recover our deferred tax asset. The combined tax effect was to cause an income tax expense for the first quarter of 2010 of $1.6 million. Until we can demonstrate that we have returned to profitability, we will not be able to book a deferred income tax asset resulting from losses incurred in each period.

At March 31, 2011, we increased our valuation allowance by $0.2 million to a total of $3.9 million, of which $58,000 is subject to the limitations of Section 382 of the Internal Revenue Code.

For the first quarter of 2011 we incurred income tax expense of $0.02 million compared to an income tax expense of $1.6 million in the same quarter of last year. At March 31, 2011, we booked a net operating loss of $0.9 million which is available to carry forward. As of March 31, 2011, we had a $9.1 million net operating loss to carry forward, of which $2.8 million is subject to the limitations of Section 382 of the Internal Revenue Code.

We also follow the guidance under ASC 740-10-25, which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. Under ASC 740-10-25, tax positions are initially recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. ASC 740-10-25 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. In addition, ASC 740-10-25 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. An income tax penalty is recognized as expense when the tax position does not meet the minimum statutory threshold to avoid the imposition of a penalty. As of March 31, 2011, we did not have any liabilities or associated interest under ASC 740-10-25.

Stock Based Compensation— We account for stock based compensation arrangements in accordance with the provisions of ASC 718, Stock Compensation. ASC 718-30 requires us to measure all stock based compensation awards at the grant date using a fair value method and to record expense in the financial statements over the requisite service period of the award. We estimate the fair value of options using the Black-Scholes method, which considers a risk-free interest rate, volatility, expected life, forfeitures, and dividend rates. We use the U.S. 10-year Treasury Bond yield to estimate the risk-free interest rate; and, our estimate of volatility is based on our historical stock price for a period of at least or equal to the expected life of award. Our estimate of forfeitures considers the term of the awards granted and historical forfeiture experience and our estimate of the expected life of awards is based on the anticipated time the award is held. The restricted stock awards are valued on the date of grant using the closing price of our common stock on the Nasdaq Capital Market on that date. Performance share awards are expensed over the applicable year(s) of service at the closing price on the Nasdaq Capital Market on the date when there is mutual understanding of the key terms and conditions affecting the performance award for the year(s).

Recently Issued Accounting Pronouncements— None

Results of Operations

The following table sets forth the percentages of revenue for the identified items in our consolidated statements of operations:

	Three Months Ended March 31,
	2011	2010
Revenue	100.0%	100.0%
Cost of sales	59.0%	69.5%
Gross profit	41.0%	30.5%
Selling, general and administrative	149.9%	119.7%
Operating income loss	(108.9)%	(89.2)%
Interest income (expense), net of expense	—%	(0.1)%
Other income	20.9%	9.8%
Loss before income taxes	(88.0)%	(79.5)%
Income tax expense	2.4%	96.5%
Net Loss	(90.4)%	(176.0)%

Three Month Period Ended March 31, 2011 Compared to the Three Month Period Ended March 31, 2010

Revenue—In the first quarter of 2011, total revenues decreased $0.9 million, or 54%, to $0.8 million from $1.7 million in the first quarter of 2010. Task-based revenue was 0.4 million, or 47% of revenue, in the first quarter of 2011. There was no task-based revenue in the first quarter of 2010. Fixed fee revenue was $0.4 million, or 49% of revenue, in the first quarter of 2011, compared to $1.5 million, or 92% of revenue, in the first quarter of 2010. Reimbursement revenues were $0.03 million, or 4% of revenue, in the first quarter of 2011, compared to $0.1 million, or 8% of revenue, in the first quarter of 2010. There was no incentive revenue in the first quarter of 2011 or 2010. As of May 16, 2011, we had no active incentive-based contracts.

North America region revenue decreased $0.6 million, or 42%, to $0.8 million in the first quarter of 2011, compared to $1.3 million in the first quarter of 2010. The decrease in North America revenues for the first quarter of 2011 compared to the first quarter of 2010 is due primarily to a decrease in our commercial business. The increase in task-based revenue, which is associated with our government contracts, is due primarily to new business generated. The decrease in fixed fee revenue, which is associated with our commercial contracts, is due primarily to having a lower volume of commercial contracts, along with the contracts having a lower contract value for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010. Reimbursable revenues, which also are associated with our commercial contracts, decreased due to the decrease in commercial activity.

We had no revenue in the Europe region in the first quarter of 2011 compared to $0.3 million in the first quarter of 2010, due to completion of contracts. Although we discontinued our Europe operations in 2006, we maintain a strategic relationship in Europe through which we may periodically obtain business.

Gross Profit— Gross profit margins were 41% of revenue, or $0.3 million, in the first quarter of 2011, compared to 31%, or $0.5 million, in the first quarter of 2010. Costs of sales consists of direct labor, travel, and other direct costs incurred by our consultants to provide services to our clients and to complete client related projects, including training. The increase in the quarterly gross margins is related to the variable cost model for staffing consulting projects, minimized bench costs, and the decreased use of outside consultants during the first quarter of 2011.

Selling, General and Administrative Expenses— SG&A costs for the first quarter of 2011 were $1.1 million, compared to $2.0 million in the first quarter of 2010. The $0.9 million decrease is related primarily to a $0.5 million decrease in payroll costs due to employee furloughs and the decline in the number of employees, a $0.1 million decrease in stock-based compensation expense, a $0.1 million decrease in sales commissions and employee bonus, and a $0.2 million decrease in other costs due to a decline in activity as compared to the same period in 2010.

Other Income— Other income for the first quarter of 2011 included insurance reimbursements and the reversal of the prior accrual related to the lawsuit with Earle Steinberg, our former President and CEO. The lawsuit was settled in March 2011 for a total cost to us of approximately $110,000. The final settlement was paid in March 2011.

Income Tax Expense (Benefit)— For the first quarter of 2011 we incurred income tax expense of $0.02 million compared to $1.6 million during the first quarter of 2010. In the first quarter of 2010, our cumulative losses began to exceed our cumulative earnings. Additionally, we are not currently profitable, and we determined as of the end of March 2010 it was no longer probable that we will recover our deferred tax asset. The combined tax effect resulted in an income tax expense of $1.6 million for the first quarter of 2010. The effect is to increase the net loss as well as the loss per share compared to prior quarters. If we are able to return to sustained profitability and when we can comply with all of the requirements of ASC 740-10-25, we should be able to recover all or part of our deferred tax asset.

Subsequent to quarter end, we received notice from the Internal Revenue Service (“IRS”) that it will audit our corporate tax returns for the year ending December 31, 2009. In response to a request from the IRS, in conjunction with this audit of our 2009 tax returns, we agreed to extend the deadline for assessments related to our tax returns for the year ending December 31, 2007. We do not anticipate any material impact on our financial statements as a result of this audit process.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $1.1 million during the first quarter of 2011 compared to a $1.6 million decrease during the first quarter of 2010. The major components of these changes are discussed below.

Cash Flows from Operating Activities— For the first quarter of 2011, net cash used in operating activities was $1.1 million compared to $1.6 million for the first quarter of 2010. This decrease in net cash used by operating activities is due primarily to the decrease in net loss for the first quarter of 2011.

Cash Flows from Investing Activities— There were no investing activities for the first quarter of 2011 or 2010.

Cash Flows from Financing Activities— There was no cash used for financing activities for the first quarter of 2011 compared to $0.02 million related to the purchase of stock under our stock repurchase plan during the first quarter of 2010.

Our Liquidity Plan— Our ability to generate cash from operations is determined primarily by our ability to generate substantial new revenue. Our ability to generate this required new revenue will be affected by prevailing economic conditions, among other factors. In recent periods we have taken steps to reduce our costs in many areas, and we will continue to do so to the maximum extent we believe is prudent. If future cash flows and capital resources are insufficient to meet our obligations and commitments, we may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital, take other steps to refinance our business or consider other alternative strategies.

We currently believe that our available working capital of $2.3 million and cash balance of $1,933,000 at March 31, 2011 is sufficient to provide the necessary resources for us in 2011. Our available liquidity is limited to our existing working capital and cash flow that we will be able to generate from operations in 2011. We currently believe we have sufficient liquidity to sustain our operations at least through March 31, 2012. If circumstances change or we fail to meet our revenue expectations in our forecast for 2011 or we are unable to control our expenses as planned, we could be required to seek other sources of liquidity during 2011 or seek or implement alternative strategies. There can be no assurance that existing cash will be sufficient, that we will have access to the capital or credit markets if needed or that any of our strategies can be implemented on satisfactory terms, on a timely basis or at all to provide additional liquidity.

Inflation— Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the three month periods ended March 31, 2011 or 2010. However, there can be no assurance our business will not be affected by inflation in the future.

Commitments and Off-Balance Sheet Arrangements— On March 3, 2011, the Compensation and Corporate Governance Committee of our Board of Directors adopted a retention pay program for certain of our officers and employees in order to help preserve the continuity of our operations and management. Under the retention pay program, each eligible employee will be entitled to receive a lump sum payment if we terminate his or her employment for any reason other than cause. The amount of the lump sum payment payable to an employee under the retention pay program will be based on the employee’s role and other facts, but it will not exceed an amount equal to six months of his or her annual base salary or annual minimum compensation (as applicable), at the time of termination. The payment will be in lieu of any cash severance payments otherwise payable under any other arrangement with the employee during the period of the retention pay program.

The retention pay program remains in effect through the end of 2012. At that time the program will expire and no payments under this program will be payable for any officer or employee whose employment is terminated after that date. The maximum payments under the Retention Plan (based on current compensation amounts) are approximately $546,000.

As of March 31, 2011, we had no other material commitments for capital expenditures or any obligations that would qualify to be disclosed as off-balance sheet arrangements.

ITEM 3—Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in circumstances affecting our exposure to interest rate or foreign exchange rate risk since December 31, 2010.

ITEM 4—Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, Michael McGrath, our Executive Chairman, President and Chief Executive Officer, and Frank Tilley, our Vice President and Chief Financial Officer, have concluded that, as of March 31, 2011, in their judgment, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us, including our subsidiaries, in the reports we file, or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Executive Chairman, President and Chief Executive Officer and Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

There were no changes in our internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

Effective December 21, 2009, Earle Steinberg was removed from his role as CEO and President. His employment agreement (the “Agreement”) provided for payment of his salary for six months following separation, under certain circumstances. We ceased making such payments to Mr. Steinberg as of February 1, 2010 and disputed our continuing liability for the unpaid amount under the Agreement. On May 24, 2010, Mr. Steinberg filed suit against us in the District Court of Dallas County claiming breach of this Agreement and asserting a total claim of $206,000 plus attorney’s fees.    We settled the lawsuit in March 2011 for a total cost to us of approximately $110,000. The final settlement was paid in March 2011.

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

ITEM 1A—Risk Factors

We are currently not in compliance with the Nasdaq rules for continued listing on The Nasdaq Capital Market and are at risk of being delisted, which may decrease the liquidity of our common stock and subject us to the SEC’s penny stock rules.

On April 18, 2011, we received a Nasdaq Staff Determination Letter stating that we no longer meet the minimum Market Value of Publicly Held Shares (“MVPHS”) requirement set forth in Listing Rule 5550(a)(5) of The Nasdaq Stock Market (the “Rule”). The Rule requires that we maintain a MVPHS of at least $1 million. We have until October 17, 2011 to regain compliance with the Rule by maintaining a minimum MVPHS of $1 million for at least ten consecutive business days. If we do not regain compliance with the Rule by such date, we will receive written notification that our securities are subject to delisting from The Nasdaq Capital Market. At that time, we may appeal the delisting determination to a hearings panel.

Unless there is a substantial improvement in our performance in the meantime, at some future date we may also be notified that we are in non-compliance with other Nasdaq rules for continued listing.

Our failure to maintain our Nasdaq listing may decrease the liquidity of our common stock and subject us to the SEC’s penny stock rules.

There have been no other material changes from the information previously reported under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Thomas Group, Inc. effective August 13, 2010 (filed as Exhibit 3.1 to our Current Report on Form 8-K filed August 16, 2010 and incorporated herein by reference).

3.3	Amended and Restated By-Laws dated May 30, 2001 (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).
3.4	Amendment No. 1 to Amended and Restated By-Laws dated March 25, 2009 (filed as Exhibit 3.1 to our Current Report on Form 8-K filed March 26, 2009 and incorporated herein by reference).
10.1

Third Amendment to the Employment Agreement dated March 24, 2011, by and between Thomas Group, Inc. and Michael E. McGrath (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed March 24, 2011 and incorporated herein by reference).

10.2	Restricted Share Award dated March 15, 2011 granted to Michael E. McGrath (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed March 24, 2011 and incorporated herein by reference).
10.3

Retention Pay Agreement dated March 24, 2011, by and between Thomas Group, Inc. and Frank W. Tilley (filed as Exhibit 10.16 to our Annual Report on Form 10-K filed March 24, 2011 and incorporated herein by reference).

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

THOMAS GROUP, INC. Registrant

May 16, 2011	/s/ MICHAEL E. MCGRATH
Date	Michael E. McGrath
Executive Chairman, President and CEO

Thomas Group, Inc.

Form

Exhibit Index

Exhibits
3.1

Amended and Restated Certificate of Incorporation of Thomas Group filed July 10, 1998, with the State of Delaware Office of the Secretary of State (filed as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Thomas Group, Inc. effective August 13, 2010 (filed as Exhibit 3.1 to our Current Report on Form 8-K filed August 16, 2010 and incorporated herein by reference).

3.3	Amended and Restated By-Laws dated May 30, 2001 (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).
3.4	Amendment No. 1 to Amended and Restated By-Laws dated March 25, 2009 (filed as Exhibit 3.1 to our Current Report on Form 8-K filed March 26, 2009 and incorporated herein by reference).
10.1

Third Amendment to the Employment Agreement dated March 24, 2011, by and between Thomas Group, Inc. and Michael E. McGrath (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed March 24, 2011 and incorporated herein by reference).

10.2	Restricted Share Award dated March 15, 2011 granted to Michael E. McGrath (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed March 24, 2011 and incorporated herein by reference).
10.3

Retention Pay Agreement dated March 24, 2011, by and between Thomas Group, Inc. and Frank W. Tilley (filed as Exhibit 10.16 to our Annual Report on Form 10-K filed March 24, 2011 and incorporated herein by reference).

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