Form 10-Q
period 2011-06-30
THOMAS GROUP INC
filed 2011-08-12
CIK 900017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

As of August 11, 2011, there were 2,226,553 shares of the registrant’s common stock outstanding.

THOMAS GROUP, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1—Financial Statements

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2011	December 31, 2010

ASSETS
Current Assets
Cash and cash equivalents	$1,350	$3,032
Trade accounts receivable, net of allowance of $42, each period	408	237
Unbilled receivables	58	57
Income tax receivable	99	108
Other current assets	211	287
Total Current Assets	2,126	3,721
Property and equipment, net of accumulated depreciation of $2,486 and $2,369 at June 30, 2011 and December 31, 2010, respectively	242	359
Other assets	—	31
	$2,368	$4,111
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$218	$272
Accrued wages and benefits	230	439
Income taxes payable	25	19
Note payable	10	39
Total Current Liabilities	483	769
Other long-term obligations	—	25
Total Liabilities	483	794
Commitments - Note 16
Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 2,768,708 and 2,768,708 shares issued and 2,226,553 and 2,211,553 shares outstanding at June 30, 2011 and December 31, 2010, respectively	27	27
Additional paid-in capital	26,605	27,109
Accumulated deficit	(5,707)	(4,252)
Treasury stock, 542,155 and 557,155 shares at June 30, 2011 and December 31, 2010, respectively, at cost	(19,040)	(19,567)
Total Stockholders’ Equity	1,885	3,317
	$2,368	$4,111

See accompanying notes to condensed consolidated financial statements.

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Consulting revenue before reimbursements	$594	$873	$1,325	$2,393
Reimbursements	57	121	87	252
Total revenue	651	994	1,412	2,645
Cost of sales before reimbursable expenses	384	704	803	1,719
Reimbursable expenses	57	121	87	252
Total cost of sales	441	825	890	1,971
Gross profit	210	169	522	674
Selling, general and administrative	988	1,615	2,129	3,592
Operating loss	(778)	(1,446)	(1,607)	(2,918)
Interest income, net of expense	(1)	(1)	(1)	(2)
Other income	20	18	179	180
Loss from operations before income taxes	(759)	(1,429)	(1,429)	(2,740)
Income tax (expense) benefit	(7)	(17)	(25)	(1,612)
Net loss	$(766)	$(1,446)	(1,454)	(4,352)

Loss per share:
Basic:	$(0.34)	$(0.68)	$(0.66)	$(2.07)
Diluted:	$(0.34)	$(0.68)	$(0.66)	$(2.07)

Weighted average shares:
Basic	2,227	2,122	2,219	2,107
Diluted	2,227	2,122	2,219	2,107

See accompanying notes to condensed consolidated financial statements.

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(1,454)	$(4,352)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	117	132
Foreign currency translation loss	(3)	9
Stock based compensation expense	22	298
Bad debt recovery	—	(5)
Deferred taxes	—	1,582
Other	—	35
Change in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(171)	230
(Increase) decrease in unbilled receivables	(1)	289
Decrease in income tax receivable	9	2,477
Decrease in other assets	107	82
Decrease in accounts payable and accrued liabilities	(263)	(478)
Decrease in note payable	(29)	(98)
Decrease in other liabilities	(25)	(34)
Increase in income taxes payable	6	2
Net cash provided by (used in) operating activities	(1,685)	169

Cash Flows From Financing Activities:
Purchase of stock	—	(18)
Net cash used in financing activities	—	(18)

Effect of exchange rate changes on cash	3	(35)

Net change in cash	(1,682)	116

Cash and cash equivalents
Beginning of period	3,032	5,004
End of period	$1,350	$5,120

See accompanying notes to condensed consolidated financial statements.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation—The unaudited condensed consolidated financial statements of Thomas Group, Inc. (the “Company” or “we”) include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly our results of operations for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10-K for the 2010 fiscal year, filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results of operations for the entire year ending December 31, 2011.

2.             Liquidity— Our cash balance was $1.35 million at June 30, 2011. Our available liquidity is limited to our existing working capital and cash flow that we will be able to generate from operations in the balance of 2011. While we continue to believe we have opportunities for new business in the near term, we may not have sufficient liquidity to sustain our operations through June 30, 2012. If we fail to meet our revenue expectations in our forecast for the balance of 2011 and beyond, it is probable that our independent registered public accounting firm will include an explanatory paragraph with respect to our ability to continue as a going concern in its report on our financial statements for the year ending December 31, 2011. These factors may make it more difficult for us to sign new contracts with clients and to obtain necessary capital or credit, and may have other effects that further adversely affect our ability to return to profitability.

If we fail to meet our revenue expectations in our forecast for the balance of calendar year 2011 or we are unable to control our expenses as planned, we could be required to seek other sources of liquidity during 2011 or seek or implement alternative strategies, which may include selling or liquidating assets, ceasing operations or, if appropriate, filing for bankruptcy. We are very carefully monitoring our forecasts for new business and our liquidity, and our Board of Directors has discussed and will continue to evaluate our options in light of our current cash position in order to satisfy our debts and maximize value for our stockholders. There can be no assurance that existing cash will be sufficient, that we will have access to the capital or credit markets if needed or that any of our strategies can be implemented on satisfactory terms, on a timely basis or at all to provide additional liquidity or maintain our current position.

3.             Reverse Stock Split and Voluntary Delisting from Nasdaq— Our Board of Directors and stockholders approved a 1-for-5 reverse split of our outstanding common stock that became effective at 6:01 pm ET, August 13, 2010. The new shares began trading on The Nasdaq Capital Market on August 16, 2010. As a result of the reverse stock split, every five shares of our issued and outstanding common stock, all treasury shares, and all unawarded or unvested shares under our approved stock plans were combined into one share. The reverse stock split did not change the number of authorized shares or par value of our common stock. All share and per share amounts have been adjusted to reflect the stock split for all periods presented.

To reduce reporting and other costs as well as the administrative burdens of our Nasdaq listing, we voluntarily delisted our common stock from The Nasdaq Capital Market effective June 16, 2011. Since that date our common stock has been quoted under the symbol “TGIS” on the OTC Pink tier operated by OTC Markets Group, a centralized electronic quotation service for over-the-counter securities.

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

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	In thousands, except per share data		In thousands, except per share data
Numerator:
Net loss	$(766)	$(1,464)	$(1,454)	$(4,352)
Denominator:
Weighted average shares outstanding:
Basic	2,227	2,122	2,219	2,107
Effect of dilutive securities:
Common stock options	—	—	—	—
Restricted stock awards expected to vest	—	—	—	—
Diluted	2,227	2,122	2,219	2,107
Loss per share:
Basic	$(0.34)	$(0.68)	$(0.66)	$(2.07)
Diluted	$(0.34)	$(0.68)	$(0.66)	$(2.07)

Diluted loss per share is the same as basic loss per share for the three month and six month periods ended June 30, 2011 because the effect of outstanding options and unvested restricted stock during the periods would have been antidilutive due to the net loss.

There were no stock options and unvested restricted stock awards outstanding that are not included in the diluted loss per share computation due to the antidilutive effects for the three month period ended June 30, 2011, and 60,110 for the three month period ended June 30, 2010. There were no stock options and unvested restricted stock awards outstanding that are not included in the diluted loss per share computation due to the antidilutive effects for the six month period ended June 30, 2011, and 60,110 for the six month period ended June 30, 2010. As of June 30, 2011 there were no stock options or restricted stock awards outstanding.

5.             Options and Restricted Stock Awards— On June 9, 2011, the Compensation and Corporate Governance Committee of our Board of Directors and Michael E. McGrath, our Executive Chairman, President and Chief Executive Officer, mutually agreed to cancel the restricted share award previously granted to Mr. McGrath on March 15, 2011. Under the award, Mr. McGrath was eligible to receive up to 60,000 restricted shares of our common stock, vesting in installments of 15,000 shares at the end of each calendar quarter of 2011 if he was employed by us on the last day of the quarter. Mr. McGrath previously received 15,000 shares pursuant to the award on March 31, 2011. Although Mr. McGrath continues to be employed by the Company, as a result of the cancellation of the award, Mr. McGrath will not receive the remaining 45,000 shares.

On June 9, 2011, we terminated the 2008 Omnibus Stock and Incentive Plan for Thomas Group, Inc. and the 2005 Omnibus Stock & Incentive Plan for Thomas Group, Inc., and we filed post-effective amendments to each of our outstanding registration statements on Form S-8 to deregister remaining but unsold shares of common stock under the compensation plans to which those registration statements relate.

As of  June 30, 2011, all existing options had expired and there were no options to purchase  shares of our common stock outstanding.

6.             Significant Clients— We had three clients who each accounted for more than 10% of our revenue in the three month period ended June 30, 2011. Five other clients each accounted for more than 10% of our revenue in the three month periods ended June 30, 2010. We had three clients who each accounted for more than 10% of our revenue in the six month period ended June 30, 2011. Three other clients each accounted for more than 10% of our revenue in the six month period ended June 30, 2010.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	Revenue ($ in thousands)		Revenue ($ in thousands)

Client A	$268	—	$503	—
Client B	$153	—	$311	—
Client C	$111	—	$111	—
Client D	$—	51	$359	203
Client E	$—	264	$—	292
Client F	$—	210	$—	671
Client G	$—	155	$—	155
Client H	$—	104	$—	199
Client I	$—	100	$—	100
Client J	$—	—	$—	332

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	% of revenue		% of revenue

Client A	41%	—	36%	—
Client B	24%	—	22%	—
Client C	17%	—	8%	—
Client D	—	5%	25%	8%
Client E	—	27%	—	11%
Client F	—	21%	—	25%
Client G	—	16%	—	6%
Client H	6%	10%	3%	8%
Client I	—	10%	—	4%
Client J	—	—	—	13%

There were no other clients from whom revenue exceeded 10% of total revenue in the three and six month periods ended June 30, 2011 and 2010, respectively.

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

	June 30, 2011		December 31, 2010
	$ thousands	% of AR	$ thousands	% of AR

Client A	$179	40%	$—	0%
Client B	$111	25%	$—	0%
Client C	$42	9%	$130	47%
Client D	$—	0%	$141	51%

8.             Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
	2011	2010
	In thousands
Interest paid	$1	$2
Taxes paid	$19	$8

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.             Geographical Data—We provide services within one industry segment and conduct our business primarily in North America and Europe with only occasional activities elsewhere. Information regarding these areas follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	In thousands		In thousands
Revenue:
North America	$590	$994	$1,351	$2,313
Europe	61	—	61	332
Total revenue	$651	$994	$1,412	$2,645
Gross profit:
North America	$198	$170	$510	$572
Europe	12	(1)	12	102
Total gross profit	$210	$169	$522	$674

10.           Property and Equipment

	June 30, 2011	December 31, 2010
	In thousands of dollars
Equipment	$864	$864
Furniture and fixtures	541	541
Leasehold improvements	990	990
Computer software	333	333
	2,728	2,728
Less accumulated depreciation and amortization	(2,486)	(2,369)
	$242	$359

There were no investments in property and equipment during the six month period ended June 30, 2011.

11.           Stockholders’ Equity

On March 15, 2011, an award entitling Michael E. McGrath, our Executive Chairman, President and Chief Executive Officer, to receive up to an aggregate of 60,000 shares of restricted stock was granted to Mr. McGrath with vesting of 15,000 shares at the end of each calendar quarter, contingent upon his being employed by us at the end of such calendar quarter. On March 31, 2011, the first 15,000 shares vested and were issued to Mr. McGrath. Although Mr. McGrath continues to be employed by us as of this date, on June 9, 2011, the Compensation and Corporate Governance Committee of our Board of Directors and Mr. McGrath mutually agreed to cancel the restricted share award. Mr. McGrath will not receive the remaining 45,000 restricted shares.

Options

A summary of the status of our stock options issued to employees for the six month period ended June 30, 2011 is presented below. As of June 30, 2011, there were no unvested stock options or remaining stock-based compensation costs related to outstanding stock options.

Common Option Shares	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	110	$14.19
Granted	—	—
Exercised	—	—
Expired	(110)	$14.19
Outstanding at June 30, 2011	—	$—
Options exercisable at June 30, 2011	—	$—
Weighted average life of outstanding options (years)		—

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock

A summary of the restricted stock award activity for the six month period ended June 30, 2011 is presented below.

Restricted Stock	Shares

Outstanding award grants at January 1, 2011 (1)	—
Awards granted (2)	60,000
Awards cancelled	(45,000)
Vested (1)	(15,000)
Outstanding grants at June 30, 2011	—
Authorized awards to be granted in future years	—
Authorized awards at June 30, 2011 (2)	—

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

(2) An authorized award of 60,000 shares consisting of fully restricted shares was approved and granted to Mr. McGrath on March 15, 2011. Of the 60,000 shares, 15,000 shares vested and were issued to Mr. McGrath on March 31, 2011. On June 9, 2011, the Compensation and Corporate Governance Committee of our Board of Directors and Mr. McGrath mutually agreed to cancel the award, and Mr. McGrath will not receive the remaining 45,000 restricted shares.

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

Income tax expense of $0.03 million for the six month period ended June 30, 2011 reflected an effective tax rate of 2%, compared to income tax expense of $1.6 million, or an effective tax rate of 59%, for the six month period ended June 30, 2010.

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

We had approximately $25,000 in state taxes payable at June 30, 2011.

During the second quarter of 2011, we received notice from the Internal Revenue Service (“IRS”) that it will audit our corporate tax returns for the year ending December 31, 2009. In response to a request from the IRS, in conjunction with this audit of our 2009 tax returns, we agreed to extend the deadline for assessments related to our tax returns for the year ending December 31, 2007. We do not anticipate any material impact on our financial statements as a result of this audit process.

13.           Financing Agreement— As of June 30, 2011, we had a note payable of approximately $10,000 for insurance premiums for 2011.

14.           Recently Issued Accounting Pronouncements— None.

15.           Related Party Transactions— The Third Amendment to Michael McGrath’s employment contract which was effective March 1, 2011 provides that, in addition to his salary for the portion of his time devoted to his roles of Executive Chairman, President and Chief Executive Officer, he is to receive 50% of the revenue attributable to any time he personally spends providing consulting services to our clients. The Third Amendment provides that payments for these consulting services by Mr. McGrath are to

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

be paid to Decisions Decisions, L.L.C., an entity which is owned by Mr. McGrath. For the quarter ended June 30, 2011, this expense  totaled $51,000, and for the six months ended June 30, 2011, this expense totaled $65,000.

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

The retention pay program remains in effect through the end of 2012. At that time the program will expire and no payments under this program will be payable for any officer or employee whose employment is terminated after that date. As of June 30, 2011, the maximum payments under the retention pay program are approximately $526,000.

17.           Other Income— Other income for the first half of 2011 of approximately $179,000 primarily resulting from  insurance reimbursements and the reversal of the prior accrual related to the lawsuit with Earle Steinberg, our former President and CEO. The lawsuit was settled in March 2011 for a total cost to us of approximately $110,000. The final settlement was paid in March  2011.  Other income also included rental income from subleased office space.

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

•      the use by the U.S. government of continuing resolutions for the first half of its fiscal year ending September 30, 2011, and its failure to pass a definitive budget for the remainder of the current fiscal year until April 2011, which has resulted in a contracting backlog within the government;

•      uncertainties created by the ongoing debate as how to reduce the current U.S. government deficit and the U.S. government debt level;

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

•      the possibility that we will not receive no action relief from the Securities and Exchange Commission and will be required to continue to reporting under the Securities and Exchange Act of 1934 for the remainder of 2011 resulting in our continuing to incur costs of compliance;

•      an inability, should we be required to seek other sources of liquidity during 2011 or seek or implement alternative strategies, to access to the capital or credit markets or implement our strategies on satisfactory terms and on a timely basis; and

•      the probability of receiving a “going concern” opinion from our independent registered public accounting firm if our business does not improve during the balance of 2011.

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

Current Market Conditions

The U.S. and worldwide economies are still undergoing unprecedented upheaval, turmoil and uncertainty due in part to the curtailment or reduction of credit available to both individuals and to businesses. It is difficult to predict the impact that these conditions will have on our operations. Even the experts are having difficulty agreeing upon the appropriate remedies for or the expected duration of this situation.

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

The uncertainty created by the lack of clear direction for resolving the budget issues for the U.S. government during its current fiscal year ending September 30, 2011, has resulted in delays to proposed contracts.  The backlog in the contracting process resulting from the series of continuing resolutions used to fund the operations during the first part of the current budget year has resulted in delays in the commencement of new projects resulting in lower revenue for our Government Business Unit.

Current discussions in Congress regarding potential reductions now and in the future in various U.S. government spending programs also add to the uncertainty as to which programs the U.S. Government may discontinue, continue with changes, or continue as is. While we believe that we can be of assistance in improving the cost effeteness of certain U.S. government operations, these uncertainties make obtaining contracts for our services more uncertain that in better economic times.

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

The Commercial Business Unit focuses on sales to industrial clients, such as to transportation firms and healthcare entities, including hospitals, medical practices and pharmaceutical firms.

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

Fixed fee revenue is recognized on the proportional performance model (which approximates the percentage completion method), based on direct labor hours expended and, when applicable, the completed performance model. In order to calculate the completion ratio on a given project, time and effort to date are divided by the total estimated time and effort for the entire project. This ratio is then multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date. A few of our fixed fee contracts, primarily assessments, are recognized using the completed contract performance model as these contracts are generally one to six weeks in duration and conclude with a presentation or agreed upon deliverable to the clients’ management. Revenues attributable to fixed fees were 92% of consolidated revenue for the three month period ended June 30, 2011, and 90% of consolidated revenue for the three month period ended June 30, 2010.  Revenues attributable to fixed fees were 68% of consolidated revenue for the six month period ended June 30, 2011, and 90% of consolidated revenue for the six month period ended June 30, 2010.

Task-based fees are recognized as revenue when the relevant task is completed, usually on a monthly basis. There was no task-based revenue in the second quarter of 2011. Task-based revenue was $0.4 million, or 25% of revenue, in the first half of 2011. There was no task-based revenue in the first half of 2010.

Incentive fees are tied to improvements in a variety of client performance measures typically involving cycle time, asset utilization and productivity. Incentive fee revenue is recognized in the period in which the related client improvements are achieved and we obtain the client’s acceptance. Our incentive fee agreements with our clients define in advance the performance improvement standards that will form the basis for the payment of incentive fees. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, we obtain customer agreement to these achievements prior to recognizing revenue. Typically these contracts are for commercial customers and they provide for a base fee and an additional incentive fee earned according to a formula specified in the applicable contract. Incentive fees are affected by our clients’ business performance and prevailing economic conditions. We did not have any revenues attributable to incentive fees for the three or six month periods ended June 30, 2011, and June 30, 2010. As of June 30, 2011, we had no contracts that provided for incentive fees.

Reimbursement revenue represents repayment by our clients of our mutually agreed upon travel expenses as incurred. All billable travel expenses are submitted to and approved by the client. Revenues attributable to reimbursement were 9% of consolidated revenue for the three month period ended June 30, 2011, and 12% of consolidated revenue for the three month period ended June 30, 2010. Revenues attributable to reimbursement were 6% of consolidated revenue for the six month period ended June 30, 2011, and 10% of consolidated revenue for the six month period ended June 30, 2010. For some clients, the fixed fee or task-based fee is inclusive of travel. In these cases, the travel expense is included in cost of sales.

Consulting contracts typically are awarded by both government entities and private organizations on the basis of sole-source negotiations, that is, direct negotiation between the client and a single vendor such as Thomas Group, or on the basis of competitive bidding, generally in response to a Request for Proposal, or RFP. Whenever possible, we prefer to work under sole source contract arrangements since competitive bids can require extensive time, effort and cost to submit a qualified bid, and the outcome is unpredictable. In most competitive bid situations, we compete against far larger companies with far greater resources to devote to the proposal process. In some cases, we team with another company that has capabilities complementary to ours in order to increase the competitiveness of our bid. In some other cases, we use an intermediary who has the capability to respond more effectively in this process.

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

At June 30, 2011, we increased our valuation allowance by $0.2 million to a total of $4.1 million, of which $58,000 is subject to the limitations of Section 382 of the Internal Revenue Code.

For the second quarter of 2011 we incurred income tax expense of $0.01 million compared to an income tax expense of $0.02 million in the same quarter of last year. For the first six months of 2011 we incurred income tax expense of $0.02 million compared to an income tax expense of $1.6 million in the same period of last year. For the six months ending June 30, 2011, we booked a net operating loss of $1.7 million which is available to carry forward. As of June 30, 2011, we had a $10.2 million net operating loss to carry forward, of which $2.8 million is subject to the limitations of Section 382 of the Internal Revenue Code.

We also follow the guidance under ASC 740-10-25, which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. Under ASC 740-10-25, tax positions are initially recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. ASC 740-10-25 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. In addition, ASC 740-10-25 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. An income tax penalty is recognized as expense when the tax position does not meet the minimum statutory threshold to avoid the imposition of a penalty. As of June 30, 2011, we did not have any liabilities or associated interest under ASC 740-10-25.

Stock Based Compensation— We account for stock based compensation arrangements in accordance with the provisions of ASC 718, Stock Compensation. ASC 718-30 requires us to measure all stock based compensation awards at the grant date using a fair value method and to record expense in the financial statements over the requisite service period of the award. We estimate the fair value of options using the Black-Scholes method, which considers a risk-free interest rate, volatility, expected life, forfeitures, and dividend rates. We use the U.S. 10-year Treasury Bond yield to estimate the risk-free interest rate; and, our estimate of volatility is based on our historical stock price for a period of at least or equal to the expected life of award. Our estimate of forfeitures considers the term of the awards granted and historical forfeiture experience and our estimate of the expected life of awards is based on the anticipated time the award is held. Prior to the voluntary delisting of our common stock, restricted stock awards were valued on the date of grant using the closing price of our common stock on The Nasdaq Capital Market on that date. Performance share awards were expensed over the applicable year(s) of service at the closing price on the Nasdaq Capital Market on the date when there was mutual understanding of the key terms and conditions affecting the performance award for the year(s). Since we delisted from The Nasdaq Capital Market, no restricted stock awards or performance share awards have been issued, and as of June 30, 2011 there were no outstanding stock options or stock awards.

Recently Issued Accounting Pronouncements— None

Results of Operations

The following table sets forth the percentages of revenue for the identified items in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.8%	83.0%	63.0%	74.5%
Gross profit	32.2%	17.0%	37.0%	25.5%
Selling, general and administrative	151.9%	162.5%	150.8%	135.8%
Operating income (loss)	(119.7)%	(145.5)%	(113.8)%	(110.3)%
Interest income (expense), net	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Other income (expense)	3.1%	1.8%	12.6%	6.8%
Income (loss) before income taxes	(116.7)%	(143.8)%	(101.2)%	(103.6)%
Income taxes (expense) benefit	1.0%	(1.7)%	1.7%	(60.9)%
Net income (loss)	(117.7)%	(145.5)%	(103.0)%	(164.5)%

Three Month Period Ended June 30, 2011 Compared to the Three Month Period Ended June 30, 2010

Revenue—In the second quarter of 2011, total revenues decreased $0.3 million, or 35%, to $0.7 million from $1.0 million in the second quarter of 2010. There was no task-based revenue in the second quarter of 2011 or 2010. Fixed fee revenue was $0.6 million, or 91% of revenue, in the second quarter of 2011, compared to $0.9 million, or 88% of revenue, in the second quarter of 2010.  Reimbursement revenues were $0.06 million, or 9% of revenue, in the second quarter of 2011, compared to $0.1 million, or 12.1% of revenue, in the second quarter of 2010. There was no incentive revenue in the second quarter of 2011 or 2010. As of June 30, 2011, we had no active incentive-based contracts.

North America region revenue decreased $0.4 million, or 41%, to $0.6 million in the second quarter of 2011, compared to $1.0 million in the second quarter of 2010. The decrease in North America revenues for the second quarter of 2011 compared to the second quarter of 2010 is due primarily to a decrease in our commercial business. The decrease in fixed fee revenue, which is associated with our commercial contracts, is due primarily to having a lower volume of commercial contracts, along with the contracts having a lower contract value for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010. Reimbursable revenues, which also are associated with our commercial contracts, decreased due to the decrease in commercial activity.

We had $0.06 million in revenue in the Europe region in the second quarter of 2011 compared to no revenue in the second quarter of 2010. Although we discontinued our Europe operations in 2006, we maintain a strategic relationship in Europe through which we may periodically obtain business.

Gross Profit—Gross profit margins were 32% of revenue, or $0.2 million, in the second quarter of 2011, compared to 17%, or $0.2 million, in the second quarter of 2010. Cost of sales consists of direct labor, travel, and other direct costs incurred by our consultants to provide services to our clients and to complete client related projects, including training. The increase in the quarterly gross margins is related to the variable cost model for staffing consulting projects, minimized bench costs, and the decreased use of outside consultants during the second quarter of 2011.

Selling, General and Administrative Expenses—SG&A costs for the second quarter of 2011 were $1.0 million, compared to $1.6 million in the second quarter of 2010. The $0.6 million decrease is related primarily to a $0.3 million decrease in payroll costs due to employee furloughs and the decline in the number of employees, a $0.1 million decrease in stock-based compensation expense, a $0.2 million decrease in sales commissions and employee bonus, and a $0.1 million decrease in other costs due to a decline in activity as compared to the same period in 2010.

Other Income—Other income for the second quarter of 2011 primarily included insurance premium refunds of excess estimated premiums previously paid and rental income from subleased office space.

Income Tax Expense (Benefit)—For the second quarter of 2011 we incurred income tax expense of $0.01 million compared to $0.02 million during the second quarter of 2010. In the second quarter of 2010, our cumulative losses began to exceed our cumulative earnings. Additionally, we are not currently profitable, and we determined as of the end of March 2010 it was no longer probable that we will recover our deferred tax asset. The combined tax effect resulted in an income tax expense of $1.6 million for the first quarter of 2010. The effect is to increase the net loss as well as the loss per share compared to prior quarters. If we are able to return to sustained profitability and when we can comply with all of the requirements of ASC 740-10-25, we should be able to recover all or part of our deferred tax asset.

In the second quarter of 2011, we received notice from the IRS that it will audit our corporate tax returns for the year ending December 31, 2009. In response to a request from the IRS, in conjunction with this audit of our 2009 tax returns, we agreed to extend the deadline for assessments related to our tax returns for the year ending December 31, 2007. We do not anticipate any material impact on our financial statements as a result of this audit process.

Six Month Period Ended June 30, 2011 Compared to the Six Month Period Ended June 30, 2010

Revenue—In the first half of 2011, total revenues decreased $1.2 million, or 47%, to $1.4 million from $2.6 million in the first half of 2010. Task-based revenue was $0.4 million, or 25% of revenue, in the first half of 2011. There was no task-based revenue in the first half of 2010. Fixed fee revenue was $1.0 million, or 68% of revenue, in the first half of 2011, compared to $2.4 million, or 91% of revenue, in the first half of 2010. Reimbursement revenues were $0.01 million, or 6% of revenue, in the first half of 2011, compared to $0.3 million, or 10% of revenue, in the first half of 2010. There was no incentive revenue in the first half of 2011 or 2010.  As of June 30, 2011, we had no active incentive-based contracts.

North America region revenue decreased $1.0 million, or 42%, to $1.4 million in the first half of 2011, compared to $2.3 million in the first half of 2010. The decrease in North America revenues for the first half of 2011 compared to the first half of

2010 is due primarily to a decrease in our commercial business. The increase in task-based revenue, which is associated with our government contracts, is due primarily to new business generated from government contracts. The decrease in fixed fee revenue, which is associated with our commercial contracts, is due primarily to having a lower volume of commercial contracts, along with the contracts having a lower contract value for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010. Reimbursable revenues, which also are associated with our commercial contracts, decreased due to the decrease in commercial activity.

We had $0.06 million in revenue in the Europe region in the first half of 2011 compared to $0.3 million in revenue in the first half of 2010, due to completion of contracts. Although we discontinued our Europe operations in 2006, we maintain a strategic relationship in Europe through which we may periodically obtain business.

Gross Profit— Gross profit margins were 37% of revenue, or $0.5 million, in the first half of 2011, compared to 25%, or $0.7 million, in the first half of 2010. Cost of sales consists of direct labor, travel, and other direct costs incurred by our consultants to provide services to our clients and to complete client related projects, including training. The increase in the quarterly gross margins is related to the variable cost model for staffing consulting projects, minimized bench costs, and the decreased use of outside consultants during the first half of 2011.

Selling, General and Administrative Expenses— SG&A costs for the first half of 2011 were $2.1 million, compared to $3.6 million in the first half of 2010. The $1.5 million decrease is related primarily to a $0.8 million decrease in payroll costs due to employee furloughs and the decline in the number of employees, a $0.3 million decrease in stock-based compensation expense, a $0.1 million decrease in sales commissions and employee bonus, and a $0.4 million decrease in other costs due to a decline in activity as compared to the same period in 2010.

Other Income— Other income for the first half of 2011 included insurance reimbursements and the reversal of the prior accrual related to the lawsuit with Earle Steinberg, our former President and CEO. The lawsuit was settled in March 2011 for a total cost to us of approximately $110,000. The final settlement was paid in March 2011. Also included are insurance premium refunds of excess estimated premiums previously paid and rental income from subleased office space.

Income Tax Expense (Benefit)— For the first half of 2011 we incurred income tax expense of $0.02 million compared to $1.6 million during the first half of 2010. In the first half of 2010, our cumulative losses began to exceed our cumulative earnings. Additionally, we are not currently profitable, and we determined as of the end of March 2010 it was no longer probable that we will recover our deferred tax asset. The combined tax effect resulted in an income tax expense of $1.6 million for the first half of 2010. The effect is to increase the net loss as well as the loss per share compared to prior quarters. If we are able to return to sustained profitability and when we can comply with all of the requirements of ASC 740-10-25, we should be able to recover all or part of our deferred tax asset.

During the second quarter of 2011, we received notice from the IRS that it will audit our corporate tax returns for the year ending December 31, 2009. In response to a request from the IRS, in conjunction with this audit of our 2009 tax returns, we agreed to extend the deadline for assessments related to our tax returns for the year ending December 31, 2007. We do not anticipate any material impact on our financial statements as a result of this audit process.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $1.7 million during the first half 2011 compared to an increase of $0.1 million during the first half of 2010. The major components of these changes are discussed below.

Cash Flows from Operating Activities— For the first half of 2011, net cash used in operating activities was $1.7 million compared to $0.2 million cash provided by operating activities for the first half of 2010. This decrease in net cash provided by operating activities is due primarily to a $2.5 million tax refund received during the first half of 2010 from prior years’ tax loss carrybacks which have not been available for 2011.

Cash Flows from Investing Activities— There were no investing activities for the first half of 2011 or 2010.

Cash Flows from Financing Activities— There was no cash used for financing activities for the first half of 2011 compared to $0.02 million related to the purchase of stock under our stock repurchase plan early in the first half of 2010.

Our Liquidity Plan— Our ability to generate cash from operations is determined primarily by our ability to generate substantial new revenue. Our ability to generate this required new revenue will be affected by prevailing economic conditions, among other factors. We have taken steps to reduce our costs in many areas, and we will continue to do so to the maximum extent we believe is prudent.

As of June 30, 2011, we have working capital of $1.6 million and a cash balance of $1.35 million. If we fail to meet our revenue expectations in our forecast for the balance of 2011 or we are unable to control our expenses as planned, we could be required to seek other sources of liquidity during 2011 or seek or implement alternative strategies. There can be no assurance that existing cash will be sufficient, that we will have access to the capital or credit markets if needed or that any of our strategies can be implemented on satisfactory terms, on a timely basis or at all to provide additional liquidity.  We are very carefully monitoring our liquidity.  If we cannot generate sufficient cash flow or otherwise maintain liquidity, we will need to make further revisions to our business plan or pursue strategic alternatives, sell or liquidate assets, cease operations or, if appropriate, file for bankruptcy.

Inflation— Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the six month periods ended June 30, 2011 or 2010. However, there can be no assurance our business will not be affected by inflation in the future.

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

The retention pay program remains in effect through the end of 2012. At that time the program will expire and no payments under this program will be payable for any officer or employee whose employment is terminated after that date. The maximum payments under the retention pay program are approximately $526,000.

As of June 30, 2011, we had no other material commitments for capital expenditures or any obligations that would qualify to be disclosed as off-balance sheet arrangements.

ITEM 3—Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in circumstances affecting our exposure to interest rate or foreign exchange rate risk since December 31, 2010.

ITEM 4—Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, Michael McGrath, our Executive Chairman, President and Chief Executive Officer, and Frank Tilley, our Vice President and Chief Financial Officer, have concluded that, as of June 30, 2011, in their judgment, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us, including our subsidiaries, in the reports we file, or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Executive Chairman, President and Chief Executive Officer and Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

There were no changes in our internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

During the second quarter of 2011, we received notice from the IRS that it will audit our corporate tax returns for the year ending December 31, 2009. In response to a request from the IRS, in conjunction with this audit of our 2009 tax returns, we agreed to extend the deadline for assessments related to our tax returns for the year ending December 31, 2007. We do not anticipate any material impact on our financial statements as a result of this audit process.

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

ITEM 1A—Risk Factors

If our business does not improve during the balance of 2011 it is probable that we will receive a “going concern” opinion from our independent registered public accounting firm for the year ending December 31, 2011. This could materially and adversely affect our ability to sign contracts with new clients, further limiting our opportunity to return to profitability or to sustain our operations.

If we fail to meet our revenue expectations in our forecast for the balance of 2011 and beyond, it is probable that our independent registered accounting firm will include an explanatory paragraph with respect to our ability to continue as a going concern in its report on our financial statements for the year ending December 31, 2011. Such an opinion may make it more difficult for us to sign new contracts with clients and to obtain necessary capital or credit, and may have other effects that further adversely affect our ability to return to profitability.

Our current cash resources may not be sufficient to sustain our operations through June 30, 2012.  If we are unable to generate positive cash flows sufficient to fund our needs, our business, financial condition and results of operations could be materially and adversely affected.

While we continue to believe we have opportunities for new business in the near term, we are very carefully monitoring our liquidity, and our Board of Directors has discussed and will continue to evaluate our options in light of our current cash position and our forecasts for new business in order to satisfy our debts and maximize value for our stockholders.  If we are unable to meet our revenue goals or control our expenses as planned, however, we could be required to seek other sources of liquidity during 2011 or seek or implement alternative strategies.  Our ability to raise additional capital may be adversely impacted by the current economic environment, our current financial position, the delisting of our common stock and the other matters described in these risk factors that may affect the liquidity of our common stock.  We do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on terms favorable to us or our stockholders. If we cannot generate the required revenues to sustain operations or obtain additional capital on acceptable terms, we will need to make further revisions to our business plan, sell or liquidate assets, cease operations or, if appropriate, file for bankruptcy, any of which could cause our investors to suffer the loss of a significant portion or all of their investment in us.

We have voluntarily delisted our common stock from The Nasdaq Capital Market, and our common stock is now quoted on the OTC Pink tier. Quotation of our common stock on the OTC Pink tier may adversely affect the liquidity, trading market and price of our common stock and our ability to raise capital.

Currently, our common stock is quoted under the symbol “TGIS” on the OTC Pink tier operated by OTC Market Group, a centralized electronic quotation service for over-the-counter securities.  Many over-the-counter stocks trade less frequently and in smaller volumes than securities traded on the Nasdaq markets, which would likely have a material adverse effect on the liquidity of our common stock. There may be a limited market for our stock, trading in our stock may become more difficult and our share price could decrease even further. In addition, the trading of our common stock on over-the-counter markets will materially adversely affect our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Securities that trade over-the-counter are no longer eligible for margin loans, and a company trading over-the-counter cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including those pursuant to employee option plans, stock purchase plans and private or public offerings of securities. There may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees.

In addition, our common stock may become subject to penny stock rules. The SEC generally defines “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. We are not currently subject to the penny stock rules because our common stock qualifies for an exception to the SEC’s penny stock rules. However, if our financial position does not improve sufficiently in 2011, our common stock would become subject to the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell our common stock. If our common stock were considered penny stock, the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares in the secondary market would be limited and, as a result, the market liquidity for our common stock would be adversely affected. We cannot assure that trading in our securities will not be subject to these or other regulations in the future.

We intend to deregister our stock under the Securities Exchange Act of 1934.  Deregistration may negatively affect the liquidity and trading prices of our common stock and result in less disclosure about our company.

Given the significant cost and resource demands of being a public company, we have decided to deregister our common stock under the Exchange Act and “go dark.” By going dark, our obligations to file reports with the SEC (including periodic reports, proxy statements, and tender offer statements) will cease.  We have been unable to obtain no-action relief from the SEC to allow us to deregister our common stock and end our reporting obligations under the Exchange Act in 2011.  As a result, we will not be eligible to deregister until after the end of the year and we will be required to continuing filing periodic reports with the SEC through 2011 as well as our Annual Report on Form 10-K for 2011.

Once we become eligible to deregister, we will file a Form 15 with the SEC and our obligation to file periodic reports will cease.  There may be a substantial decrease in the liquidity in our common stock even though stockholders may still continue to trade our common stock on the OTC Pink tier.  In addition, the market’s interpretation of our motivation for going dark could vary from cost savings, to negative changes in our prospects, to serving insider interests, all of which may affect the overall price and liquidity of our common stock and our ability to sign contracts with new clients or to raise capital on terms acceptable to us or at all.  In addition, companies with common stock quoted on the OTC Pink tier are not required to meet the reporting requirements set forth under the Exchange Act.  Although we plan to continue to provide limited financial information to allow for public trading of our common stock on the OTC Pink tier, there can no assurances that we will do so or that market makers will continue to make a market in our common stock.  As a result, investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and the ability of our stockholders to sell our securities in the secondary market may be materially limited.

There have been no other material changes from the information previously reported under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3—Defaults Upon Senior Securities

None.

ITEM 4— Removed and Reserved

ITEM 5—Other Information

None.

ITEM 6—Exhibits

Exhibits
*3.1

Amended and Restated Certificate of Incorporation of Thomas Group filed July 10, 1998, with the State of Delaware Office of the Secretary of State, as amended by Certificate of Amendment to Amended and Restated Certificate of Incorporation of Thomas Group, Inc. effective August 13, 2010.

*3.2	Amended and Restated By-Laws dated May 30, 2001, as amended by Amendment No. 1 dated March 25, 2009, and Amendment No. 2 dated as of June 1, 2011.
10.1	Cancellation of Restricted Share Award to Michael E. McGrath dated June 9, 2011 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed June 14, 2011 and incorporated herein by reference).
* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
* 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*                                         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMAS GROUP, INC. Registrant

August 12, 2011	/s/ Michael E. McGrath
Date	Michael E. McGrath
Executive Chairman, President and CEO

Thomas Group, Inc.

Form 10-Q

Exhibit Index

Exhibits
*3.1

Amended and Restated Certificate of Incorporation of Thomas Group filed July 10, 1998, with the State of Delaware Office of the Secretary of State, as amended by Certificate of Amendment to Amended and Restated Certificate of Incorporation of Thomas Group, Inc. effective August 13, 2010.

*3.2	Amended and Restated By-Laws dated May 30, 2001, as amended by Amendment No. 1 dated March 25, 2009, and Amendment No. 2 dated as of June 1, 2011.
10.1	Cancellation of Restricted Share Award to Michael E. McGrath dated June 9, 2011 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed June 14, 2011 and incorporated herein by reference).
* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
* 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*                                         Filed herewith