Form 10-Q
period 2011-09-30
THOMAS GROUP INC
filed 2011-11-14
CIK 900017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 14, 2011, there were 2,226,553 shares of the registrant’s common stock outstanding.

THOMAS GROUP, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1—Financial Statements

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2011	December 31, 2010

ASSETS
Current Assets
Cash and cash equivalents	$1,383	$3,032
Trade accounts receivable, net of allowance of $0 and $42 at September 30, 2011 and December 31, 2010, respectively	250	237
Unbilled receivables	98	57
Income tax receivable	90	108
Other current assets	166	287
Total Current Assets	1,987	3,721
Property and equipment, net of accumulated depreciation of $2,541 and $2,369 at September 30, 2011 and December 31, 2010, respectively	203	359
Other assets	—	31
	$2,190	$4,111
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$208	$272
Accrued wages and benefits	230	439
Income taxes payable	6	19
Note payable	—	39
Total Current Liabilities	444	769
Subordinated notes payable — related parties	500	—
Accrued interest payable — related parties	4	—
Other long-term obligations	—	25
Total Liabilities	948	794
Commitments - Note 16
Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 2,768,708 and 2,768,708 shares issued and 2,226,553 and 2,211,553 shares outstanding at September 30, 2011 and December 31, 2010, respectively	27	27
Additional paid-in capital	26,613	27,109
Accumulated deficit	(6,358)	(4,252)
Treasury stock, 542,155 and 557,155 shares at September 30, 2011 and December 31, 2010, respectively, at cost	(19,040)	(19,567)
Total Stockholders’ Equity	1,242	3,317
	$2,190	$4,111

See accompanying notes to condensed consolidated financial statements.

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Consulting revenue before reimbursements	$586	$442	$1,911	$2,834
Reimbursements	65	77	152	330
Total revenue	651	519	2,063	3,164
Cost of sales before reimbursable expenses	336	275	1,139	1,995
Reimbursable expenses	65	77	152	330
Total cost of sales	401	352	1,291	2,325
Gross profit	250	167	772	839
Selling, general and administrative	922	1,666	3,051	5,257
Operating loss	(672)	(1,499)	(2,279)	(4,418)
Interest income, net of expense	(3)	(1)	(5)	(2)
Other income	10	—	190	180
Loss from operations before income taxes	(665)	(1,500)	(2,094)	(4,240)
Income tax (expense) benefit	13	(2)	(12)	(1,613)
Net loss	$(652)	$(1,502)	$(2,106)	(5,853)

Loss per share:
Basic:	$(0.29)	$(0.70)	$(0.95)	$(2.76)
Diluted:	$(0.29)	$(0.70)	$(0.95)	$(2.76)

Weighted average shares:
Basic	2,227	2,152	2,222	2,122
Diluted	2,227	2,152	2,222	2,122

See accompanying notes to condensed consolidated financial statements.

THOMAS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(2,106)	$(5,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	172	196
Foreign currency translation loss	1	9
Stock based compensation expense	31	419
Bad debt (recovery)	—	(5)
Deferred taxes	—	1,582
Other	(3)	17
Change in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(13)	548
(Increase) decrease in unbilled receivables	(41)	279
Decrease in income tax receivable	18	2,726
Decrease in other assets	152	143
Decrease in accounts payable and accrued liabilities	(274)	(504)
Decrease in short-term note payable	(39)	(136)
Decrease in other liabilities	(25)	(60)
Increase (decrease) in income taxes payable	(13)	1
Net cash used in operating activities	(2,140)	(638)

Cash Flows From Investing Activities:
Capital expenditures	(16)	—
Net cash used in investing activities	(16)	—

Cash Flows From Financing Activities:
Issuance of subordinated long-term debt and accrued interest — related parties	504	—
Purchase of stock	—	(18)
Net cash provided by (used in) financing activities	504	(18)

Effect of exchange rate changes on cash	3	(17)

Net change in cash	(1,649)	(673)

Cash and cash equivalents
Beginning of period	3,032	5,004
End of period	$1,383	$4,331

See accompanying notes to condensed consolidated financial statements.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation—The unaudited condensed consolidated financial statements of Thomas Group, Inc. (the “Company” or “we”) include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly our results of operations for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10-K for the 2010 fiscal year, filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results of operations for the entire year ending December 31, 2011.

2.             Liquidity— Our cash balance was $1.4 million at September 30, 2011. Our available liquidity is limited to our existing working capital and cash flow that we will be able to generate from operations in the balance of 2011.    While we continue to believe we have opportunities for new business in the near term, we may not have sufficient liquidity to sustain our operations through September 30, 2012. If we fail to meet our revenue expectations in our forecast for the balance of 2011 and beyond, it is probable that our independent registered public accounting firm will include an explanatory paragraph with respect to our ability to continue as a going concern in its report on our financial statements for the year ending December 31, 2011. These factors may make it more difficult for us to sign new contracts with clients and to obtain necessary capital or credit, and may have other effects that further adversely affect our ability to return to profitability.

If we fail to meet our revenue expectations in our forecast for the balance of calendar year 2011 or we are unable to control our expenses as planned, we could be required to seek other sources of liquidity during 2011 or early 2012 or seek or implement alternative strategies, which may include selling or liquidating assets, ceasing operations or, if appropriate, filing for bankruptcy.  We are very carefully monitoring our forecasts for new business and our liquidity, and our Board of Directors has discussed and will continue to evaluate our options in light of our current cash position in order to satisfy our debts and maximize value for our stockholders.  There can be no assurance that existing cash will be sufficient, that we will have access to the capital or credit markets if needed or that any of our strategies can be implemented on satisfactory terms, on a timely basis or at all to provide additional liquidity or maintain our current position.

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

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	In thousands, except per share data		In thousands, except per share data
Numerator:
Net loss	$(652)	$(1,502)	$(2,106)	$(5,853)
Denominator:
Weighted average shares outstanding:
Basic	2,227	2,152	2,222	2,122
Effect of dilutive securities:
Common stock options	—	—	—	—
Restricted stock awards expected to vest	—	—	—	—
Diluted	2,227	2,152	2,222	2,122
Loss per share:
Basic	$(0.29)	$(0.70)	$(0.95)	$(2.76)
Diluted	$(0.29)	$(0.70)	$(0.95)	$(2.76)

Diluted loss per share is the same as basic loss per share for the three month and nine month periods ended September 30, 2011 and 2010 because the effect of outstanding options and unvested restricted stock during the periods would have been antidilutive due to the net loss in each period.

As of September 30, 2011 there were unvested restricted stock awards outstanding for 142,308 shares. As of September 30, 2010 there were unvested restricted stock awards and options outstanding for 50,110 shares.

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

As of September 30, 2011, all existing options had expired and there were no options to purchase  shares of our common stock outstanding.

On August 24, 2011 Michael N. Romeri was hired as our President and Chief Executive Officer, replacing Michael E. McGrath in these roles.  As part of his compensation package, he was awarded 71,154 restricted stock units that will vest on December 31, 2011 assuming he is employed by us on that date.  In addition he was awarded an additional 71,154 performance based restricted stock units that will vest on December 31, 2011 if we have a firm contract backlog, subject to certain exclusions, projected to allow us to breakeven in the first quarter of 2012 based on contracts signed prior to January 1, 2012. One share of stock will be issued for each restricted stock unit which vests.

6.             Significant Clients— We had three clients who each accounted for more than 10% of our revenue in the three month period ended September 30, 2011. Two other clients each accounted for more than 10% of our revenue in the three month periods ended September 30, 2010. We had four clients who each accounted for more than 10% of our revenue in the nine month period ended September 30, 2011. Four other clients each accounted for more than 10% of our revenue in the nine month period ended September 30, 2010.

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	Revenue ($ in thousands)		Revenue ($ in thousands)

Client A	$234	$147	$280	$346
Client B	$212	—	716	—
Client C	$161	—	471	—
Client D	$—	—	359	203
Client E	$—	237	1	392
Client F	$—	(2)	—	669
Client G	$—	89	—	381
Client H	$—	—	—	332

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	% of revenue		% of revenue

Client A	36%	28%	14%	11%
Client B	33%	—	35%	—
Client C	25%	—	23%	—
Client D	—	—	17%	6%
Client E	—	46%	—	12%
Client F	—	0%	—	21%
Client G	—	17%	—	12%
Client H	—	—	—	11%

There were no other clients from whom revenue exceeded 10% of total revenue in the three and nine month periods ended September 30, 2011 and 2010, respectively.

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

	September 30, 2011		December 31, 2010
	$ thousands	% of AR	$ thousands	% of AR

Client A	$150	60%	$141	51%
Client B	$51	21%	$—	—
Client C	$43	17%	$—	—
Client D	$—	—	$130	47%

8.             Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
	2011	2010
	In thousands
Interest paid	$5	$3
Taxes paid	$23	$11

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.             Geographical Data—We provide services within one industry segment and conduct our business primarily in North America and Europe with only occasional activities elsewhere. Information regarding these areas follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	In thousands		In thousands
Revenue:
North America	$651	$516	$2,002	$2,829
Europe	—	3	61	335
Total revenue	$651	$519	$2,063	$3,164

Gross profit:
North America	$250	$164	$760	$735
Europe	—	3	12	104
Total gross profit	$250	$167	$772	$839

10.           Property and Equipment

	September 30, 2011	December 31, 2010
	In thousands of dollars
Equipment	$864	$864
Furniture and fixtures	541	541
Leasehold improvements	990	990
Computer software	349	333
	2,744	2,728
Less accumulated depreciation and amortization	(2,541)	(2,369)
	$203	$359

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

Options

A summary of the status of our stock options issued to employees for the nine month period ended September 30, 2011 is presented below. As of September 30, 2011, there were no unvested stock options or remaining stock-based compensation costs related to outstanding stock options.

Common Option Shares	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	110	$14.19
Granted	—	—
Exercised	—	—
Expired	(110)	$14.19
Outstanding at September 30, 2011	—	$—

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock

A summary of the restricted stock award activity for the nine month period ended September 30, 2011 is presented below.

Restricted Stock	Shares

Outstanding award grants at January 1, 2011 (1)	—
Awards granted (2) (3)	202,308
Awards cancelled	(45,000)
Vested and issued (1) (2)	(15,000)
Outstanding grants at September 30, 2011	142,308
Authorized awards to be granted in future years	—
Authorized awards at September 30, 2011 (2)	142,308

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

(3) An authorized award of 71,154 shares consisting of fully restricted shares was approved and granted to Mr. Romeri on August 24, 2011.  These shares will vest on December 31, 2011 assuming he is employed by us on that date.  In addition, he was awarded an additional 71,154 performance based restricted stock units that will vest on December 31, 2011 if we have a firm contract backlog, subject to certain exclusions, projected to allow us to breakeven in  the first quarter of 2012 based on contracts signed prior to January 1, 2012. One share of stock will be issued for each restricted stock unit which vests.

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

Income tax expense of $0.01 million for the nine month period ended September 30, 2011 reflected an effective tax rate of 1%, compared to income tax expense of $1.6 million, or an effective tax rate of 38%, for the nine month period ended September 30, 2010.

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

We had approximately $6,000 in state taxes payable at September 30, 2011.

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

THOMAS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.           Notes payable— As of September 30, 2011, we had no short-term note payables.

On August 24, 2011, our Board of Directors, in order to provide additional liquidity for the Company, approved the issuance of $500,000 in subordinated notes.  The notes bear interest at a rate of 10% per annum and have a term of 10 years from date of issuance. Interest will accrue, compounded monthly, but at our option we may defer all or any portion of the interest payments otherwise payable. The principal and accrued interest are payable at our option at any time prior to the maturity date.

In the event of a Change of Control as defined in the notes, the notes and accrued interest are payable.  In addition to the principal and interest then due on the notes, the holders in the aggregate will also be entitled to receive as an Accommodation Fee an amount equivalent to 10% of the amount we would receive in an all-cash sale of our assets and businesses as going concern free and clear of all liens, whether the sale is a stock sale or a sale of assets, less the unpaid principal and accrued interest as of the date of Change of Control. The Accommodation Fee will survive the prepayment of the principal of the notes.

The holders of the notes are the members of our Board of Directors. The notes were issued on September 1, 2011. Terms of the notes were negotiated on our behalf by Frank Tilley, Chief Financial Officer and Vice President, who is not a holder of any portion of the notes.

14.           Recently Issued Accounting Pronouncements— None.

15.           Related Party Transactions— The Third Amendment to Michael McGrath’s employment contract which was effective March 1, 2011 provides that, in addition to his salary for the portion of his time devoted to his roles of Executive Chairman, President and Chief Executive Officer, he is to receive 50% of the revenue attributable to any time he personally spends providing consulting services to our clients. The Third Amendment provides that payments for these consulting services by Mr. McGrath are to be paid to Decisions Decisions, L.L.C., an entity which is owned by Mr. McGrath. For the quarter ended September 30, 2011, this expense totaled $29,000, and for the nine months ended September 30, 2011, this expense totaled $94,000. As of September 30, 2011 there are no active consulting assignments to which this agreement is applicable.

This payment was in addition to the salary paid to Mr. McGrath for the portion of his time devoted to his roles of Executive Chairman, President and Chief Executive Officer until August 24, 2011 and to his role as Executive Chairman after August 24, 2011.

16.           Commitments— On March 3, 2011, the Compensation and Corporate Governance Committee of our Board of Directors adopted a retention pay program for certain of our officers and employees in order to help preserve the continuity of our operations and management. Under the retention pay program, each eligible employee will be entitled to receive a lump sum payment if we terminate his or her employment for any reason other than cause. The amount of the lump sum payment payable to an employee under the retention pay program will be based on the employee’s role and other facts, but it will not exceed an amount equal to six months of his or her annual base salary or annual minimum compensation (as applicable), at the time of termination. The payment will be in lieu of any cash severance payments otherwise payable under any other arrangement with the employee during the period of the retention pay program.  No amounts were accrued under this retention pay program as of September 30, 2011.

As of August 24, 2011 Mr. McGrath and Frank Tilley, our Chief Financial Officer and Vice President, each mutually agreed to waive payments due them under this program, reducing the amount to be paid to employees under the program by $200,000 in the aggregate.

The retention pay program remains in effect through the end of 2012. At that time the program will expire and no payments under this program will be payable for any officer or employee whose employment is terminated after that date. As of September 30, 2011, the maximum payments under the retention pay program are approximately $326,000.

17.           Other Income— Other income for the first nine months of 2011 of approximately $189,000 primarily resulting from  insurance reimbursements and the reversal of the prior accrual related to the lawsuit with Earle Steinberg, our former President and CEO. The lawsuit was settled in March 2011 for a total cost to us of approximately $110,000. The final settlement was paid in March  2011.  Other income also included rental income from subleased office space.

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

•                  the probability of receiving a “going concern” opinion from our independent registered public accounting firm if our business does not improve during the balance of 2011;

•                  difficulty in obtaining new consulting engagements that generate revenues sufficient to allow us to return to profitability;

•                  the use by the U.S. government of continuing resolutions for the first portion of its fiscal year ending September 30, 2012, and its failure to pass a definitive budget for the remainder of the fiscal year which may result in a contracting backlog and/or contracting inaction within the government;

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

•                  an inability to successfully sustain sufficient cost containment initiatives; and

•                  the competitive environment of the industry in which we operate.

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

Current Market Conditions

The U.S. and worldwide economies are still undergoing unprecedented upheaval, turmoil and uncertainty due in part to the curtailment or reduction of credit available to both individuals and to businesses as well as market volatility caused by on-going uncertainties . It is difficult to predict the impact that these conditions will have on our operations. Consequently the experts are having difficulty agreeing upon the appropriate remedies for or the expected duration of this situation.

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

The uncertainty created by the lack of clear direction for resolving the budget issues for the U.S. government during its fiscal year ending September 30, 2012, has resulted in delays to proposed contracts.  The backlog in the contracting process resulting from the series of continuing resolutions used to fund the operations during the first part of the budget year has resulted in delays in the commencement of new projects resulting in lower revenue for our Government Business Unit.

As we enter the 2011-12 fiscal year for the U.S. government, these uncertainties continue as the Congress and the President negotiate a fiscal plan for the new fiscal year. Current discussions in Congress regarding potential reductions now and in the future in various U.S. government spending programs add to the uncertainty as to which programs the U.S. Government may discontinue, continue with changes, or continue as is. While we believe that we can be of assistance in improving the cost effeteness of certain U.S. government operations, these uncertainties make obtaining contracts for our services more uncertain than in better economic times.

Overview

We are a professional services firm that executes and implements business and large-scale organization transformations, cultural change management operations strategies and process improvements to produce improved operational and financial performance for our clients globally. Our current focus is on assisting organizations with large scale transformations required to become more competitive and meet changing environmental challenges as well as on helping organizations minimize supply chain risk of catastrophic disruptions through evaluation and effective mitigation of risks.  We strive to provide measurable results for clients during our engagements, not just reports for actions to be implemented by the client following our departure from the client. We are a Delaware corporation founded in 1978 and headquartered in Irving, Texas.

Also, through our proprietary Process Value Management™, or PVM™, methodology, our consultants refine processes throughout an organization to give our clients a competitive advantage that increases revenues, lowers costs, and generates cash. With our more than 30 years of change management experience, innovation, and knowledge leadership, we have demonstrated our ability to apply this methodology in hundreds of clients in both the private and the public sectors.

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

•                  Business and Organization Transformations,

•                  Supply Chain Risk Management and Mitigation,

•                  Operations, Improvement and Cost Reduction,

•                  Culture and Change Management,

•                  Business Decision Processes Improvement,

•                  Product and Service Innovation, and

•                  Physician Practice Management (in healthcare).

Historically, most of our clients have been large, diversified commercial or government enterprises in North America, Europe, South America and Asia.  For several years prior to April 2008, the majority of our revenue was derived from engagements with the U.S. Navy, both directly and through an intermediary.

In 2011 we continue to focus on diversifying our client base by delivering our solutions in North America, both to the U.S. government and to commercial entities. We also may engage in some business in Europe, and perhaps elsewhere, on an opportunistic basis.

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

Revenues attributable to fixed fees were $0.6 million, or 90% of consolidated revenue for the three month period ended September 30, 2011, and $0.3 million, or 49% of consolidated revenue for the three month period ended September 30, 2010.  Revenues attributable to fixed fees were $1.6 million, or 75% of consolidated revenue for the nine month period ended September 30, 2011, and $2.5 million, or 80% of consolidated revenue for the nine month period ended September 30, 2010.

Task-based fees are recognized as revenue when the relevant task is completed, usually on a monthly basis. There was no task-based revenue in the third quarter of 2011 compared to $0.2 million, or 36% of revenue in the same quarter in 2010. Task-based revenue was $0.4 million, or 17% of revenue, in the first nine months of 2011compared to $0.3 million, or 10% of revenue in the first nine months of 2010.

Incentive fees are tied to improvements in a variety of client performance measures typically involving cycle time, asset utilization and productivity. Incentive fee revenue is recognized in the period in which the related client improvements are achieved and we obtain the client’s acceptance. Our incentive fee agreements with our clients define in advance the performance improvement standards that will form the basis for the payment of incentive fees. In order to mitigate the risk of disputes arising over the achievement of performance improvements, which drive incentive fees, we obtain customer agreement to these achievements prior to recognizing revenue. Typically these contracts are for commercial customers and they provide for a base fee and an additional incentive fee earned according to a formula specified in the applicable contract. Incentive fees are affected by our clients’ business performance and prevailing economic conditions. We did not have any revenues attributable to incentive fees for the three or nine month periods ended September 30, 2011 nor for the three and nine months ended September 30, 2010. As of September 30, 2011, we had no contracts that provided for incentive fees.

Reimbursement revenue represents repayment by our clients of our mutually agreed upon travel expenses as incurred. All billable travel expenses are submitted to and approved by the client. Revenues attributable to reimbursement were 10% of consolidated revenue for the three month period ended September 30, 2011, and 15% of consolidated revenue for the three month period ended September 30, 2010. Revenues attributable to reimbursement were 7% of consolidated revenue for the nine month period ended September 30, 2011, and 10% of consolidated revenue for the nine month period ended September 30, 2010. For some clients, the fixed fee or task-based fee is inclusive of travel. In these cases, the travel expense is included in cost of sales.

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

As previously disclosed on a Form 8-K dated August 29, 2011, on August 24, 2011, our Board of Directors named Michael (“Mike”) N. Romeri as President and Chief Executive Officer of the Company. Our Board of Directors also increased the number of directors from four to five and appointed Mr. Romeri to the Board of Directors.

For the remainder of 2011, Mr. Romeri will receive no cash compensation.  As part of his compensation package, he was awarded 71,154 restricted stock units that will vest on December 31, 2011 assuming he is employed by us on that date. In addition may receive an additional 71,154 performance based stock units that will vest on December 31, 2011 if we have a firm contract backlog, subject to certain exclusions, projected to allow us to breakeven in  the first quarter of 2012 based on contracts signed prior to January 1, 2012. One share of stock will be issued for each restricted stock unit which vests.

For 2012, Romeri will receive annual cash compensation of $300,000 plus stock equal to 1.5% of the common stock of the Company outstanding as of December 31, 2011.  Additionally, upon approval of the Compensation and Corporate Governance Committee in January 2012 and on terms and conditions to be mutually agreed upon at that time, he will be eligible for an incentive performance bonus up to 4.5% of the common stock of the Company outstanding as of December 31, 2011. Mr. Romeri will continue to live in Boston and will be reimbursed for travel and other expenses related to Company business in accordance with the Company’s existing travel and expense reimbursement policies.

In connection with the appointment of Mr. Romeri as President and Chief Executive Officer, Michael McGrath, the Company’s Executive Chairman, President and Chief Executive Officer resigned his positions as President and Chief Executive Officer.  Mr. McGrath will remain as Executive Chairman, and his time commitment and compensation for 2011 remains unchanged from that previously disclosed.

To reduce reporting and other costs as well as the administrative burdens of our Nasdaq listing, we voluntarily delisted our common stock from The Nasdaq Capital Market effective June 16, 2011.  Since that date our common stock has been quoted under the symbol “TGIS” on the OTC Pink tier operated by OTC Markets Group, a centralized electronic quotation service for over-the-counter securities.

Given the significant cost and resource demands of being a public company, we have decided to deregister our common stock under the Exchange Act and “go dark.” By going dark, our obligations to file reports with the SEC (including periodic reports, proxy statements, and tender offer statements) will cease.  We have been unable to obtain no-action relief from the SEC to allow us to deregister our common stock and end our reporting obligations under the Exchange Act in 2011.  As a result, we will not be eligible to deregister until after the end of the year and we will be required to continue filing periodic reports with the SEC through 2011 as well as our Annual Report on Form 10-K for 2011.

Once we become eligible to deregister in 2012, we will file a Form 15 with the SEC and our obligation to file periodic reports will cease.  Companies with common stock quoted on the OTC Pink tier which are not registered with the SEC are not required to meet the reporting requirements set forth under the Exchange Act.  Although at this time we plan to continue to provide the limited financial information required by the OTC Markets Group to allow for public quotation of our common stock on the OTC Pink tier, there is no assurance we will be able to do so.

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

At September 30, 2011, we increased our valuation allowance by $0.2 million to a total of $4.3 million, of which $58,000 is subject to the limitations of Section 382 of the Internal Revenue Code.

For the third quarter of 2011 we incurred income tax benefit of $0.01 million compared to no income tax expense in the same quarter of last year. For the first nine months of 2011 we incurred income tax expense of $0.01 million compared to an income tax expense of $1.6 million in the same period of last year. For the nine months ending September 30, 2011, we booked a net operating loss of $2.1 million which is available to carry forward. As of September 30, 2011, we had a $10.6 million net operating loss to carry forward, of which $2.8 million is subject to the limitations of Section 382 of the Internal Revenue Code.

We also follow the guidance under ASC 740-10-25, which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. Under ASC 740-10-25, tax positions are initially recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. ASC 740-10-25 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. In addition, ASC 740-10-25 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. An income tax penalty is recognized as expense when the tax position does not meet the minimum statutory threshold to avoid the imposition of a penalty. As of September 30, 2011, we did not have any liabilities or associated interest under ASC 740-10-25.

Stock Based Compensation— We account for stock based compensation arrangements in accordance with the provisions of ASC 718, Stock Compensation. ASC 718-30 requires us to measure all stock based compensation awards at the grant date using a fair value method and to record expense in the financial statements over the requisite service period of the award. We estimate the fair value of options using the Black-Scholes method, which considers a risk-free interest rate, volatility, expected life, forfeitures, and dividend rates. We use the U.S. 10-year Treasury Bond yield to estimate the risk-free interest rate; and, our estimate of volatility is based on our historical stock price for a period of at least or equal to the expected life of award. Our estimate of forfeitures considers the term of the awards granted and historical forfeiture experience and our estimate of the expected life of awards is based on the anticipated time the award is held. Prior to the voluntary delisting of our common stock, restricted stock awards were valued on the date of grant using the closing price of our common stock on The Nasdaq Capital Market on that date. Performance share awards were expensed over the applicable year(s) of service at the closing price on the Nasdaq Capital Market on the date when there was mutual understanding of the key terms and conditions affecting the performance award for the year(s). Since we delisted from The Nasdaq Capital Market, performance share awards were expensed over the applicable year(s) of service at the closing price on the det on the date when there was mutual understanding of the key terms and conditions affecting the performance award for the year(s).

Recently Issued Accounting Pronouncements— None

Results of Operations

The following table sets forth the percentages of revenue for the identified items in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.5%	67.8%	62.6%	73.5%
Gross profit	38.5%	32.2%	37.4%	26.5%
Selling, general and administrative	141.6%	321.0%	147.8%	166.1%
Operating loss	(103.1)%	(288.8)%	(110.4)%	(139.6)%
Interest expense, net	(0.7)%	(0.2)%	(0.3)%	(0.1)%
Other income	1.6	—%	9.2%	5.7%
Loss before income taxes	(102.2)%	(289.0)%	(101.5)%	(134.0)%
Income taxes (expense) benefit	(2.0)%	0.4%	0.6%	51.0%
Net loss	(100.2)%	(289.4)%	(102.1)%	(185.0)%

Three Month Period Ended September 30, 2011 Compared to the Three Month Period Ended September 30, 2010

Revenue—In the third quarter of 2011, total revenues increased $0.1 million, or 25%, to $0.7 million from $0.5 million in the third quarter of 2010. There was no task-based revenue in the third quarter of 2011 compared to $0.2 million in the third quarter of 2010. Fixed fee revenue was $0.6 million, or 90% of revenue, in the third quarter of 2011, compared to $0.3 million, or 49% of revenue, in the third quarter of 2010.  Reimbursement revenues were $0.06 million, or 10% of revenue, in the third quarter of 2011, compared to $0.1 million, or 15.0% of revenue, in the third quarter of 2010. There was no incentive revenue in the third quarter of 2011 or compared to $0.01million in the third quarter of 2010.  As of September 30, 2011, we had no active incentive-based contracts.

North America region revenue increased $0.2 million, or 40%, to $0.7 million in the third quarter of 2011, compared to $0.5 million in the third quarter of 2010. The increase in North America revenues for the third quarter of 2011 compared to the third quarter of 2010 is due primarily to an increase in our commercial business for the quarter compared to the same period of the prior year. The increased in fixed fee revenue, which is associated with our commercial contracts, is due primarily to having a higher volume of commercial contracts for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010. Reimbursable revenues, which also are associated with our commercial contracts, decreased slightly.

We had no revenue in the Europe region in the third quarter of 2011 or in the third quarter of 2010. Although we discontinued our Europe operations in 2006, we maintain a strategic relationship in Europe through which we may periodically obtain business.

Gross Profit—Gross profit margins were 38% of revenue, or $0.3 million, in the third quarter of 2011, compared to 32%, or $0.2 million, in the third quarter of 2010. Cost of sales consists of direct labor, travel, and other direct costs incurred by our consultants to provide services to our clients and to complete client related projects, including training. The increase in the quarterly gross margins is related to the variable cost model for staffing consulting projects and minimized bench costs during the third quarter of 2011.

Selling, General and Administrative Expenses—SG&A costs for the third quarter of 2011 were $0.9 million, compared to $1.7 million in the third quarter of 2010. The $0.8 million decrease is related primarily to a $0.3 million decrease in payroll costs due to employee furloughs and the decrease in the number of employees, a $0.2 million decrease in stock-based compensation expense, and a $0.3 million decrease in other costs due to a decline in activity as compared to the same period in 2010.

Other Income—Other income for the third quarter of 2011 primarily included insurance premium refunds of excess estimated premiums previously paid and rental income from subleased office space.

Income Tax Expense (Benefit)—For the third quarter of 2011 we incurred income tax benefit of $0.01 million compared to no income tax expense during the third quarter of 2010.

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

Nine Month Period Ended September 30, 2011 Compared to the Nine Month Period Ended September 30, 2010

Revenue—In the first nine months of 2011, total revenues decreased $1.1 million, or 35%, to $2.1 million from $3.2 million in the first nine months of 2010. Task-based revenue was $0.4 million, or 17% of revenue, in the first nine months of 2011 compared to $0.3 million, or 10% of revenue, for the same period in 2010. Fixed fee revenue was $1.6 million, or 75% of revenue, in the first nine months of 2011, compared to $2.5 million, or 80% of revenue, in the first nine months of 2010. Reimbursement revenues were $0.2 million, or 7% of revenue, in the first nine months of 2011, compared to $0.3 million, or 10% of revenue, in the first nine months of 2010. There was no incentive revenue in the first nine months of 2011 or in the first nine months of 2010.  As of September 30, 2011, we had no active incentive-based contracts.

North America region revenue decreased $0.8 million, or 29%, to $2.0 million in the first nine months of 2011, compared to $2.8 million in the first nine months of 2010. The decrease in North America revenues for the first nine months of 2011 compared to the first nine months of 2010 is due primarily to a decrease in our commercial business during the first nine months of 2011. The increase in task-based revenue, which is associated with our government contracts, is due primarily to new business generated from government contracts. The decrease in fixed fee revenue, which is associated with our commercial contracts, is due primarily to having a lower volume of commercial contracts, along with the contracts having a lower contract value for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010. Reimbursable revenues, which also are associated with our commercial contracts, decreased due to the decrease in commercial activity.

We had $0.06 million in revenue in the Europe region in the first nine months of 2011 compared to $0.3 million in revenue in the first nine months of 2010, due to completion of contracts. Although we discontinued our Europe operations in 2006, we maintain a strategic relationship in Europe through which we may periodically obtain business.

Gross Profit— Gross profit margins were 37% of revenue, or $0.8 million, in the first nine months of 2011, compared to 27%, or $0.8 million, in the first nine months of 2010. Cost of sales consists of direct labor, travel, and other direct costs incurred by our consultants to provide services to our clients and to complete client related projects, including training. The increase in the quarterly gross margins is related to the variable cost model for staffing consulting projects, minimized bench costs, and the decreased use of outside consultants during the first nine months of 2011.

Selling, General and Administrative Expenses— SG&A costs for the first nine months of 2011 were $3.1 million, compared to $5.3 million in the first nine months of 2010. The $2.2 million decrease is related primarily to a $1.1 million decrease in payroll costs due to employee furloughs and the decline in the number of employees, a $0.4 million decrease in stock-based compensation expense, a $0.1 million decrease in sales commissions and employee bonus, and a $0.6 million decrease in other costs due to a decline in activity as compared to the same period in 2010.

Other Income— Other income 0f $0.2 million for the first nine months of 2011 included insurance reimbursements and the reversal of the prior accrual related to the lawsuit with Earle Steinberg, our former President and CEO. The lawsuit was settled in March 2011 for a total cost to us of approximately $110,000. The final settlement was paid in March 2011. Also included are insurance premium refunds of excess estimated premiums previously paid and rental income from subleased office space.

Income Tax Expense (Benefit)— For the first nine months of 2011 we incurred income tax expense of $0.01 million compared to $1.6 million during the first nine months of 2010. In the first nine months of 2010, our cumulative losses began to exceed our cumulative earnings. Additionally, we are not currently profitable, and we determined as of the end of March 2010 it was no longer probable that we will recover our deferred tax asset. The combined tax effect resulted in an income tax expense of $1.6 million for the first nine months of 2010. The effect is to increase the net loss as well as the loss per share compared to prior quarters. If we are able to return to sustained profitability and when we can comply with all of the requirements of ASC 740-10-25, we should be able to recover all or part of our deferred tax asset.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased by $1.6 million during the first nine months of 2011 compared to an decrease of $0.7 million during the first nine months of 2010. The major components of these changes are discussed below.

Cash Flows from Operating Activities— For the first nine months of 2011, net cash used in operating activities was $2.1 million compared to $0.6 million net cash used in operating activities for the first nine months of 2010. This increase in net cash used in operating activities is due primarily to a $2.7 million tax refund received during the first nine months of 2010 from prior years’ tax loss carrybacks which have not been available for 2011 and the reduced net loss for the first nine months of 2011 compared to the same period for 2010.

Cash Flows from Investing Activities— For the nine months in 2011, cash used in investing activities was $0.02 million compared to none for the same period in 2010.

Cash Flows from Financing Activities— For the first nine months of 2011 we received $0.5 million from issuing subordinated notes compared to $0.02 million used to purchase stock under our stock repurchase plan early in the first nine months of 2010.

Our Liquidity Plan— Our ability to generate cash from operations is determined primarily by our ability to generate substantial new revenue, and our ability to generate this required new revenue will be affected by prevailing economic conditions, among other factors. We have taken steps to reduce our costs in many areas, and we will continue to do so to the maximum extent we believe is prudent.

During the third quarter of 2011, our Board of Directors, in order to provide additional liquidity for the Company, approved the issuance of $500,000 in subordinated notes.  The notes bear interest at a rate of 10% per annum and will have a term of 10 years from date of issuance. Interest will accrue, compounded monthly, but at our option we may defer all or any portion of the interest payments otherwise payable. The principal and accrued interest are payable at our option at any time prior to the maturity date.

In the event of a Change of Control as defined in the notes, the notes and accrued interest are payable.  In addition to the principal and interest then due on the notes, the holders in the aggregate also will be entitled to receive as an Accommodation Fee an amount equivalent to 10% of the amount we would receive in an all-cash sale of our assets and businesses as going concern free and clear of all liens, whether the sale is a stock sale or a sale of assets, less the unpaid principal and accrued interest as of the date of Change of Control. The Accommodation Fee will survive the prepayment of the principal of the notes.

The holders of the notes are the members of our Board of Directors. Terms of the notes were negotiated on our behalf by Frank Tilley, Chief Financial Officer and Vice President, who is not a holder of any portion of the notes.

As of September 30, 2011, we have working capital of $1.5 million and a cash balance of $1.4 million. If we fail to meet our revenue expectations in our forecast for the balance of 2011 or we are unable to control our expenses as planned, we could be required to seek other sources of liquidity during 2011 or seek or implement alternative strategies. There can be no assurance that existing cash will be sufficient, that we will have access to the capital or credit markets if needed or that any of our strategies can be implemented on satisfactory terms, on a timely basis or at all to provide additional liquidity.  We are very carefully monitoring our liquidity.  If we cannot generate sufficient cash flow or otherwise maintain liquidity, we will need to make further revisions to our business plan or pursue strategic alternatives, sell or liquidate assets, cease operations or, if appropriate, file for bankruptcy.

Inflation— Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the nine month periods ended September 30, 2011 or 2010. However, there can be no assurance our business will not be affected by inflation in the future.

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

As of August 24, 2011 Mr. McGrath and Mr. Tilley each mutually agreed to waive payments due them under this program, reducing the amount to be paid to employees under the program by $200,000 in the aggregate.

The retention pay program remains in effect through the end of 2012. At that time the program will expire and no payments under this program will be payable for any officer or employee whose employment is terminated after that date. The maximum payments under the retention pay program are approximately $326,000.

As of September 30, 2011, we had no material commitments for capital expenditures or any other obligations that would qualify to be disclosed as off-balance sheet arrangements.

ITEM 3—Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in circumstances affecting our exposure to interest rate or foreign exchange rate risk since December 31, 2010.

ITEM 4—Controls and Procedures

Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, Michael N. Romeri, our President and Chief Executive Officer, and Frank Tilley, our Vice President and Chief Financial Officer, have concluded that, as of September 30, 2011, in their judgment, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us, including our subsidiaries, in the reports we file, or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

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

ITEM 1A—Risk Factors

The following risk factors have been updated since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010:

Our current cash resources may not be sufficient to sustain our operations through September 30, 2012.  If we are unable to generate positive cash flows sufficient to fund our needs, our business, financial condition and results of operations could be materially and adversely affected.

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

If our business does not improve significantly during the balance of 2011, it is probable that we will receive a “going concern” opinion from our independent registered public accounting firm for the year ending December 31, 2011. This could materially and adversely affect our ability to sign contracts with new clients, further limiting our opportunity to return to profitability or to sustain our operations.

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

The following risk factors have been added since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010:

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

We intend to deregister our stock under the Securities Exchange Act of 1934.  Deregistration may negatively affect the liquidity and trading prices of our common stock and result in less disclosure about us.

Given the significant cost and resource demands of being a public company, we have decided to deregister our common stock under the Exchange Act and “go dark.” By going dark, our obligations to file reports with the SEC (including periodic reports, proxy statements, and tender offer statements) will cease.  We have been unable to obtain no-action relief from the SEC to allow us to deregister our common stock and end our reporting obligations under the Exchange Act in 2011.  As a result, we will not be eligible to deregister until after the end of the year and we will be required to continuing filing periodic reports with the SEC through 2011 as well as our Annual Report on Form 10-K for 2011. Thus, we will incur additional costs associated with the preparation and filing of these reports.

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

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

On August 24, 2011 Michael N. Romeri was hired as our President and Chief Executive Officer, replacing Michael E. McGrath in these roles.  As part of his compensation package, he was awarded 71,154 restricted stock units that will vest on December 31, 2011 assuming he is employed by us on that date.  In addition he was awarded an additional 71,154 performance based restricted stock units that will vest on December 31, 2011 if we have a firm contract backlog projected to allow us to breakeven in  the first quarter of 2012 based on contracts signed prior to January 1, 2012, exclusive of a potential new contract with the U.S. Navy. One share of stock will be issued for each restricted stock unit which vests. The restricted stock units issued to Mr. Romeri, and the common stock issuable to him upon vesting of such units, have not been registered.  However, we believe that each of these issuances is exempt from registration requirements, including, among other exemptions, as a transaction not involving any public offering under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3—Defaults Upon Senior Securities

None.

ITEM 4— Removed and Reserved

ITEM 5—Other Information

None.

ITEM 6—Exhibits

Exhibits
3.1

Amended and Restated Certificate of Incorporation of Thomas Group filed July 10, 1998, with the State of Delaware Office of the Secretary of State, as amended by Certificate of Amendment to Amended and Restated Certificate of Incorporation of Thomas Group, Inc. effective August 13, 2010 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 and incorporated herein by reference).

3.2

Amended and Restated By-Laws dated May 30, 2001, as amended by Amendment No. 1 dated March 25, 2009, and Amendment No. 2 dated as of June 1, 2011 (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 and incorporated herein by reference)..

10.1	Cancellation of Restricted Share Award to Michael E. McGrath dated June 9, 2011 (filed as Exhibit 10.1 to our Current

Report on Form 8-K filed June 14, 2011 and incorporated herein by reference).
*10.2	Employment letter with Michael N. Romeri dated August 20, 2011.
*10.3	Note payable to Michael E. McGrath.
*10.4	Note payable to Michael N. Romeri.
*10.5	Note payable to Dorsey R. Gardner.
*10.6	Note payable to John T. Chain, Jr.
*10.7	Note payable to David B. Mathis.
* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
* 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*              Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMAS GROUP, INC.
Registrant

November 14, 2011	/s/ Michael N. Romeri
Date	Michael N. Romeri
President and Chief Executive Officer

Thomas Group, Inc.

Form 10-Q

Exhibit Index

Exhibits
3.1

Amended and Restated Certificate of Incorporation of Thomas Group filed July 10, 1998, with the State of Delaware Office of the Secretary of State, as amended by Certificate of Amendment to Amended and Restated Certificate of Incorporation of Thomas Group, Inc. effective August 13, 2010 (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 and incorporated herein by reference)..

3.2

Amended and Restated By-Laws dated May 30, 2001, as amended by Amendment No. 1 dated March 25, 2009, and Amendment No. 2 dated as of June 1, 2011 (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 and incorporated herein by reference)..

10.1	Cancellation of Restricted Share Award to Michael E. McGrath dated June 9, 2011 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed June 14, 2011 and incorporated herein by reference).
*10.2	Employment letter with Michael N. Romeri dated August 20, 2011.
*10.3	Note payable to Michael E. McGrath.
*10.4	Note payable to Michael N. Romeri
*10.5	Note payable to Dorsey R. Gardner
*10.6	Note payable to John T. Chain Jr.
*10.7	Note payable to David B. Mathis
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.
* 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*              Filed herewith